Form 10-K405
INTER TEL INC
filed 1995-03-27
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission File Number:
     December 31, 1994                                       0-10211

                            INTER-TEL, INCORPORATED

Incorporated in the State of Arizona                 I.R.S. No. 86-0220994

                            7300 West Boston Street
                            Chandler, Arizona 85226

                                 (602) 961-9000
                       ----------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
              (10,407,176 shares outstanding as of March 15, 1995)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - [X].

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price in NASDAQ National Market System on March 15, 1995, was approximately $70,000,000. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

         Materials have been incorporated by reference into this Report from the following documents: (1) materials from the registrant's Proxy Statement relating to its 1995 Annual Meeting of Shareholders have been incorporated by reference into Part III and Part IV and (2) documents from the registrant's Form S-1 Registration Statements (Nos. 2-70437 and 33-70054), Form S-8 Registration Statements (Nos. 2-94805, 33-40353 and 33-73620), Annual Reports on Form 10-K for the years December 31, 1984 and 1988, and current reports on Form 8-K dated July 17, 1987, August 3, 1988 have been incorporated by reference into Part IV,
Item 14. Portions of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Part II.




                            INTER-TEL, INCORPORATED
                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                      Page
                                                                      ----
Item 1        Business                                                   4
Item 2        Properties                                                23
Item 3        Legal Proceedings                                         23
Item 4        Submission of Matters to a Vote
              of Security Holders                                       23

                                    PART II

Item 5        Market for the Registrant's Common Stock
              and Related Stockholder Matters                           23
Item 6        Selected Financial Data                                   25
Item 7        Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                25
Item 8        Financial Statements and Supplementary
              Data                                                      31
Item 9        Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                    45

                                    PART III

Item 10       Directors and Executive Officers of the
              Registrant                                                45
Item 11       Executive Compensation                                    45
Item 12       Security Ownership of Certain Beneficial
              Owners and Management                                     45
Item 13       Certain Relationships and Related
              Transactions                                              45

                                    PART IV

Item 14       Exhibits, Financial Statement Schedule
              and Reports on Form 8-K                                   46




                                     PART I

ITEM 1.  BUSINESS

The Company

         Inter-Tel designs, produces and markets telephone systems, applications and services to businesses and other organizations requiring small to medium size telephone system installations. The Company is a leading supplier to this market, with an installed base estimated at approximately 160,000 systems and 3,300,000 telephones. The Company's products and services include telephone switches and telephones, maintenance, leasing and support services, long distance calling services, and voice processing and other telecommunications applications. The Company's wide range of products support installations of 5 to 500 telephones, with the Company's principal system sales consisting of systems supporting 11 to 200 telephones. Based on information obtained from industry sources, the Company believes that systems supporting 5 to 500 telephones represent approximately 95% of all domestic telephone system installations, and that the market for these systems and related applications in the United States was in excess of $4 billion in 1994.

         The Company has developed a broad distribution network of direct sales offices and dealers which markets the Company's products to small to medium size organizations and divisions or departments of larger organizations, including Fortune 500 companies, large service organizations and governmental agencies. In the United States, the Company has 23 direct sales offices and a growing network of hundreds of dealers who purchase directly from the Company. The Company also has approximately 20 dealers in the United Kingdom and Europe and is in the process of establishing a dealer network in Japan and Asia.

         The Company's strategy is to offer to its customers, through a broad distribution network, a single source for their full range of telephony requirements, and to provide to its market segment, on a cost-effective basis, advanced technologies that have achieved acceptance in the market for larger systems.

         Total Telephony Solution. The Company seeks to differentiate itself from many of its competitors by offering a broad range of products and services that provides customers with a total telephony solution. Inter-Tel couples this solution-oriented approach with a high level of customer service and a commitment to quality throughout the Company's operations. The Company's principal product lines consist of a wide array of telephone switches and telephones. In addition, the Company offers maintenance, leasing and support services, long distance calling services including 800 and WATS services and toll fraud protection software, voice mail, automated attendant and other telecommunications applications, and support for interactive voice response. Because of the modular design of the Company's systems and the high level of software content in its products, customers can readily increase the size and functionality of their systems as their telephony needs change. Through an expanding number of the Company's direct sales offices, customers can acquire and finance all of these products and services under the Company's Totalease program.
         Expansion of Products and Services. The Company seeks to provide to its market segment, on a cost-effective basis, advanced technologies which have achieved acceptance in the market for larger systems. In many cases, technologies are developed as software upgrades or add-ons to existing products. Ongoing research and development efforts are also directed to the development of new products, applications and services for sale into the Company's extensive customer base and to new customers. The Company commenced commercial shipments of its newest product line, the AXXESS telephone system, in the fourth quarter of 1993. AXXESS is a fully-digital, software-intensive system which incorporates digital signal processing (DSP) components and an open-architecture interface. The DSP components enable the Company to implement full-duplex speakerphones, conferencing and other voice processing functions through upgradable software and a reduced number of hardware components. The interface, AxxessLink, enables the AXXESS telephone system to interact with applications and databases on attached computers. The Company has developed a tightly-integrated voice processing package which operates through AxxessLink. AxxessLink will also permit customers to integrate their telephone systems with computer-based applications such as automatic database look-up, call accounting, call center appalications (ACD--Automatic Call Distribution), facsimile store and forward, and electronic data interchange between customers and vendors. The Company is also increasing the number of sales offices through which it offers its Totalease program and its long distance calling services.

         Through computer-telephone integration (CTI) and advanced network services, Inter-Tel provides the enabling technology that enhances the way businesses do business. CTI features range from automatic number identification
(ANI), which allows for the identification of an incoming call, to screen pops in which a variety of information on a given customer will appear on the screen of a telephony-integrated computer when that customer calls in.

         Expansion of Distribution Channels. The Company continues to expand its distribution channels through a growing network of direct and indirect dealers, expansion of the Company's direct sales force and extension into international markets. Historically, the Company distributed a significant portion of its products through Premier Telecom Products, Inc. ("Premier"), an exclusive, private label distributor, and through other distributors, which in turn sold its products through dealers. In April 1993, the Company began to establish direct dealer relationships, while retaining a non-exclusive relationship with Premier. Through December 31, 1994, the Company had established sales relationships with hundreds of direct dealers and continues to expand this network. Sales to Premier are no longer significant. The Company believes that establishment of this network will facilitate expansion of the Company's overall distribution network and enhance the Company's access to end user customers, thereby enabling the Company to better satisfy customer requirements. Sales of the Company's new AXXESS product line are made solely through its direct sales offices, direct dealers and international distribution channels. Internationally, the Company is in the process of establishing dealer networks in Japan and Asia and is expanding its dealer network in the United Kingdom and Europe. The Company has also expanded its direct sales activity in recent periods through strategic acquisitions of resellers of telephony products and services in areas where the Company has existing direct sales offices, and considers additional acquisition opportunities on an ongoing basis.

Industry Background

         In recent years, advances in telecommunications technologies have facilitated the development of increasingly sophisticated telephone systems and applications. Users increasingly rely upon a variety of applications, including conference calls, speakerphones, voice processing, automated attendant and voice processing, to improve communications within their organizations and with customers and vendors. In addition, the integration of telecommunications and computing technologies has made possible new applications that further enhance productivity. Examples are automatic call distribution (which provides for queuing and prioritization of incoming calls), call accounting (which permits accounting for telephone usage and toll calls), facsimile (FAX) storage and forwarding, electronic data interchange between customers and vendors, and the use of ANI (automatic number identification) coupled with "Database Look-up," where customer information is retrieved automatically from a computerized database when the customer calls.

         The Company believes that the market it serves, telephone systems and applications supporting 5 to 500 telephones, represents approximately 95% of all system installations in the United States and, according to industry surveys, total sales to end users in this market, including new installations, upgrades and enhancements and telephony applications such as voice processing, accounted for more than $4 billion in 1994. These systems and applications are acquired by small to medium size businesses and by small to medium size facilities of large organizations, including Fortune 500 companies, large service organizations and governmental agencies.

         The market for small to medium size telephone installations has been characterized in recent periods by consolidation among market participants. The breakup of the Bell telephone system in 1984, which removed restrictions on the ability of the regional Bell operating companies to purchase telephone systems and equipment from independent suppliers and to resell such systems and equipment to end user customers, led to an increase in the number of, and the competition among, independent suppliers and distributors. As a result of the competition in recent periods, many of these companies have left the market or been acquired, and a smaller number of firms remain as the principal suppliers and distribution outlets.

         Advanced features and applications initially have been introduced to the market for large systems. However, small to medium size businesses and other organizations are increasingly requiring advanced features and applications as well as a high level of service and support, at a more effective price-performance point, in order to improve efficiency and enhance competitiveness.

Products and Services

         The Company has a broad range of products designed to support the needs of businesses and other organizations requiring small to medium size telephone system installations. The Company's principal products are telephone systems which support installations of 5 to 500 telephones, with the Company's principal system sales consisting of systems supporting 11 to 200 telephones with suggested retail prices ranging from $1,500 to $200,000 per system depending on configuration. The Company also offers maintenance, leasing and support services, long distance calling services, and voice processing and other telecommunication applications.

Telephone Systems

         GLX and GLX+/GMX 48

         The Company's GLX and GLX+ product lines support up to 12 telephones and 6 outside "trunk" lines that connect to the local telephone utility. They are designed for small businesses such as restaurants, shops and professional offices. The GLX and GLX+ systems feature internal speakerphones, call forwarding capability, and an optional data port for modems and data connections. In addition, the GLX+, which began commercial shipments in the third quarter of 1993, has an LCD display and supports voice processing. The Company markets its GLX and GLX+ product lines through dealers.

         The GMX-48 supports up to 48 telephones and 24 trunk lines. The system is modular and permits expansion in increments of 8 telephones and 4 trunk lines. The GMX product is a cost-effective system that offers many features found on larger systems, including advanced messaging capabilities. The GMX-48 is used by professional offices, manufacturing operations, large retail stores, and financial institutions. The Company sells these systems primarily through dealers and direct sales offices.

         IMX-1224/2460, IMX-256 and IMX-416/832

         The IMX line of products offers a full range of features including extensive call control and system management capabilities. These systems are marketed through the Company's direct sales offices, to direct dealers, and on a private-label basis through Premier. The IMX-1224/2460 systems support up to 60 telephones and 24 trunk lines, with a modular design that allows capacity to be increased in increments of 6 telephones and 6 trunk lines. The IMX-256 and IMX-416/832 are the Company's largest systems. The IMX-256 supports as many as 256 ports, which may be allocated by the end user among telephones and trunk lines in order to best meet the end user's needs. IMX-416 supports up to 416 ports and the IMX-832 supports up to 832 ports. Each of the IMX-256, IMX-416 and IMX-832 is expandable using insertable modules (common to each of these platforms) in increments of 8 or 16 telephones, 8 trunk lines, or 24 digital-connection T-1 trunk lines. The suggested retail price per system of the IMX-1224/2460 ranges from approximately $5,000 to $30,000, the suggested retail price per system of the IMX-256 ranges from approximately $25,000 to $75,000, and the suggested retail price per system of the IMX-416/832 ranges from approximately $40,000 to $200,000, in each case depending upon configuration.

         AXXESS

         The Company commenced commercial shipments of its newest product, the AXXESS system in the fourth quarter of 1993. In 1994, the Company released AXXESS version 2.0, a system that supports a total of 12 to 120 telephones and trunk lines, at a suggested retail price ranging from approximately $8,000 to $70,000. The system incorporates fully-digital processing and transmission to the desktop and AxxessLink, an open architecture interface which allows the system to be integrated with and controlled by attached computers such as PCs and workstations. The system incorporates over one million lines of proprietary, object-oriented C++ software developed by the Company, which facilitates upgrades and incorporation of additional features and functionality.

         AXXESS system telephones incorporate user-friendly, 6 by 16 character LCD displays with menu keys that permit the user to select from multiple menu choices or access additional menu screens. AxxessoryTalk, the integrated voice processing application permits push-button selection of voice processing commands appearing on the LCD display, as well as voice-prompted selections through the telephone keypad. The system is multi-lingual, offering English or Japanese voice prompts and LCD displays and allowing the user to switch from one language to the other. Additional languages can be added in the future.

         The open architecture interface permits tightly integrated connection to a PC or workstation system bus, using several industry standard interfaces, to provide efficient access to voice processing and other applications on the PC or workstation. Potential applications include database look-up (which utilizes called-ID information to retrieve customer information automatically from a computerized database), automated attendant, interactive voice response, automatic call distribution (which queues and prioritizes income calls), and call accounting (which permits the monitoring of telephone usage and toll cost). The AXXESS system is managed through a Microsoft Windows-based interface on a PC, to facilitate installation, system configuration and programming.

         The AXXESS system utilizes advanced software to configure and utilize real-time digital signal processing (DSP) semiconductor components incorporated into the system hardware. The use of DSPs and related software lowers system costs, permits higher functionality and increases system flexibility. For example, DSPs can be configured by the system manager for different combinations of speakerphones, conference capabilities and other DSP-based facilities. The system's speakerphones incorporate full-duplex technology, which permits speakerphones to transmit in both directions at the same time without the necessity to override one speaker's voice to prevent feedback interference.

         The AXXESS software is written in a high-level, object oriented language which can operate on many commonly used processors. Accordingly, the software can be readily ported to other hardware platforms. The Company intends to port the AXXESS software to faster micro processors which will permit the AXXESS to grow to a much larger size, in order to enhance the functionality and performance of these larger systems and to permit a migration path from the smaller AXXESS system as a customer's system requirements increase.

Product Features

         The Company's products provide a broad range of features that meets the needs of small to medium size businesses and other organizations. The cost-effective GLX system incorporates a smaller subset of features than the GMX and IMX systems. The new AXXESS system incorporates new, advanced features, as indicated below. Selected features utilized by one or more systems include the following:

         Call Handling. Call handling features are used to establish and administer basic telephone communications. They include the following:

           * Automated attendant. The automated attendant serves as an electronic operator that routes calls to individual telephone stations in accordance with the touch-tone selections of the outside caller.

           * Automatic call distribution (ACD). Calls are distributed evenly over a service group and customers hear pre-recorded announcements telling them they will be handled by the next available agent. ACD supervisor receives real time and historical reports on status of group.

           * Automatic database retrieval ("Screen Pop"). Based on calling number, customer's database record "pops" to a PC screen during ring-in.

           * Automatic route selection (ARS). The system selects an optimal method to place the call based on the available transmission facilities.

           * Call forward to outside telephone numbers. Provides a means to forward incoming calls to any other telephone number worldwide. Direct inward system access (DISA). Provides a means for outside callers to dial directly into individual phones without connecting to the operator or automated attendant. Local utility access is unlimited for making outside calls, but is controlled by a security procedure.

           * Integrated speakerphone. Each executive telephone has an internal speakerphone standard. Other AXXESS key telephones can be pro-grammed to operate as speakerphones through database programming.

           * Least cost routing (LCR). The system automatically identifies the least cost method for placing a call, among the various local and long distance carriers available to the system.

           * Menu key feature operation. The 6 x 16 character LCD display on the executive version telephone for the AXXESS system displays the multiple options available at any time during the telephone call. Functions may be selected by depressing a single button or key, or alternative menus may be selected in the same manner.

           * Multi-lingual feature operation. The AXXESS system can be readily adapted to other languages by changing the voiced prompts and the menus on the LCD displays. The AXXESS system currently offers English and Japanese versions.

           * Off-hook voice announce (OHVA) calls. Allows outside calls to be announced and either accepted or rejected, even if the called party is on the line.

           * Optional data port module. Modems and data connections may be connected to any phone without adding a special line or additional wiring to the system controller.

           * System forwarding by type of call and status. By adding more intelligence to the call forwarding process, each call can be routed based on a variety of options. This allows calls on the main number and private numbers to be handled separately, day or night.

          * Uniform call distribution. As calls arrive into the system for special services like order desks and "800" lines, this feature spreads the call traffic evenly over the service group. In this manner no "agent" becomes overloaded while another agent has nothing to do. If all agents are busy, the outside callers hear a pre-recorded announcement and are routed to the next available agent.

         Messaging. Messaging is used to notify telephone users that someone has tried to reach them while out of the office. These messages can range from simple callbacks to voice processing notifications, and include the following:

          * Caller ID. In areas where this service is offered by the telephone utility, called ID displays to the called party the name and telephone number of the calling party using the AXXESS LCD display.

          * Digital voice processing hunt groups. This capability allows multiple conversations to be in progress on the voice processing system using a single extension number via a single wiring connection, without using up telephone ports.

          * Integrated voice processing. Tight integration between the voice processing system and the telephone system allows telephones to display each waiting message and provides a means for the user to randomly select among messages by pressing a single button. Features such as play, record, pause, skip and delete appear on the LCD display of the AXXESS executive telephone for rapid access and instant processing.

         * Off premises notification. Allows callers to leave messages for employees who are off site and then have the system call them periodically at a programmable, pre-selected number to inform them that messages are waiting.

         * Special message notification. Provides telephone users with a light and alphanumeric display when voice processing messages are waiting.

         Administration. These capabilities are used to manage system resources. Offered features include the following:

         *    Attached personal computer  programming.  Allows service personnel
              to  connect  a  laptop   computer  to  the  system  and  load  the
              programming information at the end of the session.

         * Day/night toll restriction by station and trunk. This feature allows a business to toll-restrict individual telephones when the office is locked.

         * Flexible DID ring-in assignments. Dialing information is sent to the system from the telephone company to identify to the system the actual number that was dialed by the caller. This allows the system to provide a large number of direct-dial telephone numbers with a much smaller number of actual telephone lines. Each number, as recognized by the system when the system is called, can be handled in a special manner for greetings, messages or routing to service groups.

         * Integrated administration processor. the system processor is connected to a permanently connected keyboard and computer display for system administration.

         * Integrated SMDR/SMDA. Systems feature an internal "Station Detail Message Recording" report generator which summarizes calling patterns in a variety of ways to assist in management of system usage. Further reports may be generated by transferring call details to a specialized computer using the "Station Message Detail Recording" feature.

         * Single database management. Many systems require attached computer applications such as voice processing and call accounting systems to be programmed and administrated separately. The single database management capability of the AXXESS system allows the installer to program a variety of options on both the telephone system and attached computer simultaneously in a single programming session.

         * Tenant groups and departments. The system may be configured to support multiple firms or different departments of the same firm through a single system. The numbering directory can be fully customized and the system can appear to operate as a completely separate system for each separate group.

Applications and Services

         The company offers a range of applications and services to its end user customers, including the following:

Voice Processing Applications

         The Company has developed its own voice processing product for the new AXXESS system called AxxessoryTalk. This voice processing product is highly integrated with the AXXESS system via the Company's AxxessLink software. It will be able to support up to 500 mailboxes, up to 16 simultaneous voice ports and up to 30 hours of messages. The system will also incorporate a paging application.

         The Company has also incorporated the features of AxxessoryTalk into its new IVX 500 voice processing platform. This product provides enhanced voice processing capabilities to the GLX/GMX/IMX products.

         The  Company's   products  also  support   interactive  voice  response
applications through industry-standard protocols.

Long Distance Calling Services

         The Company resells a variety of popular long distance calling services, including 1+ domestic and international toll calling, 800 services, WATS services, T-1 transmission services, network switching and toll-fraud protection software. The Company believes that certain of its customers desire the convenience of acquiring long distance calling services through the same vendor that the customer uses to purchase its other telephony equipment and services. The Company is licensed to resell long distance services in approximately 20 states with the intention to become licensed in all 50 states and, by acquiring long distance calling services in bulk for resale, is price competitive in many of these markets. The Company is seeking to increase its number of long distance calling customers and its volume of long distance services, which would enable the Company to become increasingly price competitive in a greater number of markets.

Totalease Program

         The Company's Totalease program enables an end user to acquire a full range of telephony systems, applications, maintenance and support services, as well as lease financing, through a single vendor. The Totalease contract provides a total system solution to the customer at a set monthly cost, with system expansion available at predictable additional fees. The typical Totalease contract is 60 months, with the customer entitled to renew at a specified price for an additional 36 to 60 months. The Company intends to introduce single invoice billing, which will enable customers to manage all telephone related payables, including lease payments, maintenance obligations, upgrades, system expansion and long distance calling services through a single monthly bill from Inter-Tel.

Other Products

         Inter-Tel established the Factored Products Division in 1994 to provide "single sourcing" of the industry's leading telecommunications products. Factored Products represents products that Inter-Tel has endorsed as the leading communications peripherals needed in many day-to-day functions. Businesses require telecommunications products to provide increased productivity, ease of operations and reliability. Many of these products interface with Inter-Tel telephone systems. Inter-Tel's product selection consists of videoconferencing, battery backup, headsets, surge protection, paging equipment, wireless communications, and data multiplexers. The Company represents leading manufacturers such as Compression Labs, Tandberg, APC, ACS, Ditek, Valcom, ADC Kentrox and other leading telecommunications vendors. Factored Products is providing a value service to our distribution network and additional incremental revenue to the Company.

Sales and Distribution

         The Company has developed a broad distribution network of direct sales offices and dealers which market the Company's products to small to medium size organizations and divisions or departments of larger organizations. In the United States, the Company has 23 direct sales offices and a growing network of hundreds of dealers who purchase systems directly from the Company. Direct dealers are typically located in geographic areas in which the Company does not maintain direct sales offices. The Company maintains a dealer support office and direct sales office in the United Kingdom and has a network of approximately 20 dealers in the United Kingdom and Europe. In addition, in 1993 the Company opened a dealer support office and direct sales office in Japan and is in the process of establishing dealers in Asia.

         The Company believes that its success depends in part upon the strength of its distribution channels and the ability of the Company to maintain close access to end user customers. In recent periods, the Company has sought to improve its access to end user customers by effecting strategic acquisitions of resellers of telephony products and services in markets in which the Company has existing direct sales offices and in other strategic markets. The Company has expanded its direct sales office personnel from a total of 282 persons at December 31, 1990 to a total of 473 at December 31, 1994. In addition, the Company restructured its United States distribution organization in 1993 in order to establish a channel of direct dealers for the Company's principal products. From 1987 until 1993, Premier Telecom served as an exclusive private-label distributor for sales of the Company's IMX products to dealers in North America. The Company rendered this arrangement non-exclusive and commenced sales to direct dealers in April 1993. Sales to Premier now represent less than 2% of total revenues. Through December 31, 1994, the Company has established direct dealer relationships with hundreds of dealers.

         The Company's sales through its direct sales offices have increased from 58.8% of net sales in 1991 to 66.3% of net sales in 1994. Sales to distributors and dealers, including Premier, have decreased from 41.2% of net sales in 1991 to 33.7% of net sales in 1994.

         Sales of systems through the Company's direct dealers typically generate lower gross margins than sales through the Company's direct sales organization, although direct sales typically require higher levels of sales, marketing, general and administrative expenses. Accordingly, the Company's margins may vary from period to period depending upon the mix of distributor, dealer and direct sales. Direct dealers typically enter into non-exclusive reseller contracts for a term of one or more years. The Company generally provides support and other services to the reseller pursuant to the terms of the agreement. The agreements often include requirements that the reseller meet or use its best efforts to meet minimum annual purchase quotas. The Company's experience is that dealers maintain low inventories of the Company's products and, accordingly, the Company has experienced insignificant stock rotation returns and price protection credits to date.

         International sales, which to date have been made through the Company's United Kingdom and Japan subsidiaries, accounted for approximately 1.5% of net sales in 1994. In order to sell its products to customers in other countries, the Company must comply with local telecommunications standards. The Company's new AXXESS system can be readily altered through software modifications, which the Company believes will facilitate compliance with these local regulations. In addition, the AXXESS system has been designed to support multi-lingual functionality, and currently supports English and Japanese. The Company is presently establishing dealer networks in Japan and Asia and is expanding its dealer network in the United Kingdom and Europe.

Research and Development

         The Company's research and development efforts over the last several years have been focused primarily on development of the Company's new AXXESS system. Current efforts are related to completing the AxxessLink interface, porting AXXESS software to larger versions of the AXESS hardware platform and to industry-standard computer architectures, and the development of additional applications and features. Applications under development for the new AXXESS system and software include a Windows-based system accounting package that will allow end users to manage and monitor system use, and applications which utilize caller-ID information to access computer-based customer databases and enhance the productivity of telephone users. The software-based architecture of the AXXESS system facilitates maintenance and support, upgrades, and incorporation of additional features and functionality.

         The Company had a total of 63 personnel engaged in research and development as of December 31, 1994. Research and development expenses were $4,536,882; $4,114,385 and $3,928,393 for 1994, 1993 and 1992, respectively.

Manufacturing

         The Company manufactures substantially all of its systems through third party subcontractors located in the United States, South Korea and the Philippines. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce telephone switches, telephones and printed circuit boards to the Company's engineering specifications and designs. The suppliers also inspect and test the equipment before delivering them to the Company, which performs systems integration, software loading, final testing and shipment. The Company maintains written agreements with its principal suppliers. The Company provides a forecast schedule to its suppliers and revises the forecast on a periodic basis.

         Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions, and other factors beyond the Company's control. Certain of the microprocessors, integrated circuits and voice processing interface cards used in the Company's systems are currently available from a single or limited sources of supply. From time to time, the Company experiences delays in the supply of components and finished goods. Delay or lack of supply from existing sources or the inability to develop alternative sources if and when required in the future could materially and adversely affect operating results.

Customer Service and Support

         The Company believes that customer service and support is a critical component of customer satisfaction and the success of the Company's business. The Company operates a Technical Support "hotline" to provide a full range of telephone support to its distributors, dealers and end user customers, free of charge through a toll free number. The Company also provides on-site customer support and, through remote diagnostic procedures, has the ability to detect and correct system problems from its Technical Support facilities.

         Information taken from customer call records allows feedback into Inter-Tel's Quality First continuous improvement process, thus providing a road map for continuous product and service enhancements. Each direct sales office is given a periodic service activity report summarizing the reasons that technicians are asking for assistance and common issues that give rise to technical inquiries. This allows them to analyze trends in their service operations and provide better customer service.

Quality

         The Company believes that the quality of its systems, customer service and support, and other aspects of its organization is a critical element of meeting the needs of its customers. Through its Quality First continuous improvement process initiated in 1991, Inter-Tel implements quality processes throughout its business operations. The Company has established formal procedures to ensure responsiveness to customer requests, to monitor response times and to measure customer satisfaction. The Company has also established means by which all end users, including customers of the Company's resellers, can make product enhancement requests directly to the Company. The Company supports its dealers through an extensive training program at the Company's facility and at dealer sites, a toll free telephone number for sales and technical support, and the provision of end user marketing materials. The Company typically provides a one year warranty on its systems to end users. In manufacturing, the Company continuously monitors the quality of the products produced on its behalf by the Company's manufacturing subcontractors, and is extending the Company's Quality First continuous improvement process to its suppliers.

Competition

         The market for the Company's products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include AT&T and Northern Telecom, as well as Comdial, Executone, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, ROLM, Toshiba and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the regional Bell operating companies (RBOCs), which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office. Competition by the RBOCs could increase significantly if the RBOCs are granted the right by legislative or judicial action (as currently pursued by the RBOCs) to manufacture telephone systems and equipment themselves and/or to bundle the sale of equipment with telephone calling services, activities which to date they have been restricted from undertaking. In addition, certain of the Company's competitors market systems designed specifically for very small or very large organizations, markets which the Company's current products do not specifically address. In the market for voice processing applications, including voice processing, the Company competes against Centigram Communications Corporation, Octel Corporation, AVT and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI, US Sprint and other competitors, many of which have significantly greater resources than the Company. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability and price. The Company believes that it competes favorably in its markets with respect to the performance, features and price of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company, although the Company believes that it has developed a competitive distribution presence in certain markets, particularly those where the Company has direct sales offices. The Company expects that competition will continue to be intense in the markets addressed by the Company, and there can be no assurance that the Company will be able to continue to compete successfully.


Intellectual Property Rights

         In addition to the factors  discussed above,  the Company's  ability to compete successfully depends on its ability to protect the proprietary technology contained in its products. The Company relies principally upon a combination of copyright and trade secret laws and contractual provisions to establish and protect its proprietary rights in its systems. The Company generally enters into confidentiality agreements with its employees and suppliers, and limits access to its proprietary information. There can be no assurance that these protections will be adequate to deter misappropriation of the Company's technologies or independent third party development of similar technologies or product features.

         From time to time, the Company is subject to assertions that the Company's products infringe the intellectual property rights of third parties. Such claims could require the Company to expend significant sums in litigation, could require the Company to pay damages, and could require the Company to develop non-infringing technology or to acquire licenses to the technology which is the subject of the claimed infringement.

Employees

         As of December 31, 1994, the Company had a total of 727 employees, of whom 566 were engaged in sales, marketing and customer support, 63 in quality, manufacturing and related operations, 63 in research and development, and 35 in finance and administration. The Company's future success will depend upon its ability to attract, retain and motivate highly qualified employees, who are in great demand. The Company believes that its employee relations are excellent.


              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                       Age                Position
----                       ---               ----------
Steven G. Mihaylo           51             Chairman of the Board of
                                             Directors and Chief
                                             Executive Officer
Thomas C. Parise            40             President and Chief
                                             Operating Officer
Craig W. Rauchle            39             Executive Vice President
W. Kris Brown               41             Vice President
Michael J. Sargent          45             Vice President
Hiroshige Sugihara          35             Vice President
Kurt R. Kneip               32             Vice President, Chief
                                             Financial Officer, and
                                             Secretary/Treasurer
Gary Edens                  53             Director
Maurice H. Esperseth        69             Director
C. Roland Haden             54             Director
Norman Stout                37             Director
Kathleen R. Wade            41             Director

         MR. MIHAYLO, the founder of the Company, has served as Chairman of the Board of Directors of the Company since September 1983, as President since March 1984, and as Chief Executive Officer of the Company since its formation in July 1969. Mr. Mihaylo also served as President of the Company from July 1969 until September 1983 and as Chairman of the Board of Directors from July 1969 to October 1982. Mr. Mihaylo also is a director of MicroAge, Inc. and Microtest, Inc.

         MR. PARISE was elected President of the Company in December 1994. He has been Senior Vice President of the Company since 1986. He is also President of Inter-Tel Integrated Services, Inc., a wholly owned research and development, manufacturing and distribution subsidiary of the Company. Mr. Parise joined the Company in 1981 and became Branch General Manager of the Phoenix Direct Sales Office in 1982. In 1983, he became the Mountain Regional Vice President, and in January 1985 he was appointed Vice President of Operations and Sales Support.

         MR. RAUCHLE was elected Executive Vice President in December 1994. He had been Senior Vice President of the Company and continues as President of Inter-Tel DataCom, Inc., a wholly owned sales subsidiary of the Company. In addition, he currently serves the Company and all subsidiaries in corporate strategic planning and mergers and acquisitions activities. Mr. Rauchle joined the Company in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc.

         MR. BROWN became a Vice President of the Company in December 1994 when he was promoted to President of Inter-Tel Communications, which is one of the Company's Regional Direct Sales Subsidiaries. In 1987, he was promoted to Regional Vice President of the Southeast Region. Mr. Brown joined the Company in 1985 as the General Manager of the Tampa office, the first direct office in Florida, and has expanded the Florida direct offices to include Tallahassee, Ft. Lauderdale and, most recently, North Miami. Mr. Brown obtained a B.A. in Marketing in 1980 from the University of South Florida at Tampa.

         MR. SARGENT was promoted to Vice President, Marketing and Strategic Programs in January 1995. In this position, he will be responsible for business development and strategic analysis of current practices with the goal of attaining substantial corporate growth. Mr. Sargent joined Inter-Tel in 1984 as a software design engineer and progressed through sales engineering and sales management, serving as the Director of Sales and Marketing for the past four years. Mr. Sargent holds a Bachelor of Science Degree in Computer Systems Engineering.

         MR. SUGIHARA has been Vice President of the Company and President of Inter-Tel Japan, Inc. since June 1993. Born in Osaka, Japan, Mr. Sugihara was with Forval Corporation, a publicly traded Japanese company, from 1984 to 1992 and in 1989 established Forval America, Inc., where he served as Vice President/Secretary/Treasurer and member of the Board of Directors.

         MR. KNEIP has served as Vice President and Chief Financial Officer of the Company since September 1993. He was elected Secretary and Treasurer in October 1994. He joined the Company in May 1992 as Director of Corporate Tax, after seven years with the accounting firm of Ernst & Young. Mr. Kneip is a certified public accountant, and holds an undergraduate degree in Commercial Economics from South Dakota State University and a Masters Degree in Professional Accountancy from the University of South Dakota.

         MR. EDENS was elected as a director of the Company in October 1994. He has been a broadcasting media executive from 1970 to 1994, serving as Chairman and Chief Executive Officer of Edens Broadcasting, Inc. from 1984 to 1994 when that corporation's nine radio stations were sold. He presently is President of The Hanover Companies, Inc., an investment firm. He is an active leader in various business, civic and philanthropic organizations.

         MR. ESPERSETH has been a director of the Company since October 1986. Mr. Esperseth joined the Company in January 1983 as Senior Vice President-Research and Development, after a 32-year career with GTE, and served as Executive Vice President of Inter-Tel from 1986 to 1988. Mr. Esperseth retired as an officer of the Company on December 31, 1989.

         DR. HADEN has been a director of the Company since 1983. Dr. Haden has been Vice Chancellor and Dean of Engineering of Texas A&M University since 1993. Previously, he served as Vice Chancellor of Louisiana State University from 1991 to 1993, Dean of the College of Engineering and Applied Sciences at Arizona State University from 1989 to 1991, Vice President for Academic Affairs at Arizona State University from 1987 to 1988, and Dean of the College of Engineering and Applied Sciences from 1978 to 1987. Dr. Haden holds a doctoral degree in Electrical Engineering from the University of Texas and has served on the faculties of the University of Oklahoma and Texas A & M University.

         MR. STOUT was elected a director of the Company in October 1994. Mr. Stout has been President of Superlite Block, a manufacturer of concrete block since February 1993. Prior thereto he was employed by Bouhem-Fields, Inc. of Dallas, Texas, a manufacturer of crushed stone, as Chief Executive Officer from 1990 to 1993 and as Chief Financial Officer from 1986 to 1990. Previously, Mr. Stout was a Certified Public Accountant with Coopers & Lybrand.

         MS. WADE was elected a director of the Company in April 1994. Ms. Wade is also a director and Co-Chief Executive Officer of Continental Homes Holding Corporation, having been employed by this multi-market production homebuilder and mortgage company and its predecessor since 1978. Prior thereto, Ms. Wade, a Certified Public Accountant, was employed by Ernst & Ernst, an international accounting firm.

         The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee, consisting of Directors Wade, Stout and Esperseth, is charged with reviewing the Company's annual audit and meets with the Company's independent auditors to review the Company's internal controls and financial management practices. The Compensation Committee, consisting of Messrs. Esperseth, Edens and Haden, recommends to the Board of Directors compensation for the Company's key employees and administers the Company's stock option plans.


ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in an 85,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in 2008. The Company also leases sales and support offices in a total of 19 locations in the United States and two locations overseas. The Company's aggregate monthly payments under these leases are currently $181,000. The Company believes that its existing facilities are adequate to meet its current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has no legal proceedings in process or pending for which it believes an unfavorable outcome would have a material adverse impact on the financial position of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

                                    PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS

         Inter-Tel common stock is traded over-the-counter (symbol INTL) and since February 1983 has been included in the NASD national market system. As of February 1, 1995 there were of record approximately 1,000 shareholders of the Company's common stock. The Company believes there are approximately 2,000 additional beneficial holders of the Company's Common Stock. The following table sets forth high and low closing prices reported by NASDAQ.

         Inter-Tel has never paid a cash dividend on its common stock and presently does not intend to do so. Future dividend policy will depend on Company earnings, capital requirements for growth, financial conditions and other factors.

                   1994                       High             Low
                   ----                       ----             ---
                  First Quarter              12 1/8           8 5/8
                  Second Quarter             11               8 1/2
                  Third Quarter              10 1/8           7
                  Fourth Quarter             9 3/4            6

                    1993                       High            Low
                    ----                       ----            ---
                  First Quarter               5 1/8           4
                  Second Quarter              8               4 1/2
                  Third Quarter               7 3/8           5 1/8
                  Fourth Quarter              12              6

ITEM 6.   SELECTED FINANCIAL DATA


Financial Summary


(In thousands, except per share amounts and ratios)                     For the years ended December 31,

                                                       1994             1993              1992              1991             1990
-----------------------------------------------------------------------------------------------------------------------------------
Net sales ..................................         $112,165         $ 92,524         $ 81,137          $ 68,140          $ 68,072

Cost of sales ..............................           66,216           56,121           49,950            42,570            42,806
Research & development .....................            4,537            4,114            3,928             3,638             3,380
Selling, general and
  administrative ...........................           32,456           25,842           22,252            19,941            17,828
-----------------------------------------------------------------------------------------------------------------------------------
Operating income ...........................            8,956            6,447            5,007             1,991             4,058
-----------------------------------------------------------------------------------------------------------------------------------
Interest and other income ..................              924              282              669               515               550
Interest expense ...........................               65              407              699               923             1,089
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes
   and discontinued operations .............            9,815            6,322            4,977             1,583             3,519
Income taxes ...............................            3,730            2,398            1,859               634             1,574
Income from continuing
  operations ...............................            6,085            3,924            3,118               949             1,945
Loss From discontinued
 operations ................................             --               --                --             (5,148)             (522)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) ..........................         $  6,085         $  3,924         $  3,118          $ (4,199)         $  1,423
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) per share:
Continuing operations ......................         $   0.58         $   0.45         $   0.37          $   0.12          $   0.23
Discontinued operations ....................             --               --               --               (0.64)            (0.06)
-----------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) per
 share .....................................         $   0.58         $   0.45         $   0.37          $  (0.52)         $   0.17
-----------------------------------------------------------------------------------------------------------------------------------
Average shares
 outstanding ...............................           10,573            8,703            8,333             8,126             8,452

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets ...............................         $ 64,112         $ 54,627         $ 36,156          $ 40,176          $ 41,384
Working capital ............................           37,629           34,270           12,400             8,150            10,228
Long-term debt .............................             --               --              2,098             6,007             7,896
Shareholders' equity .......................           45,265           38,615           19,437            16,932            21,217

-----------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Current ratio ..............................             3.83             3.78             1.93              1.50              1.89
Term debt/equity ...........................                                               0.11              0.36              0.37
Return on equity -
continuing operations ......................             0.16             0.20             0.18              0.04              0.09





ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General

         Inter-Tel designs, produces and markets business telephone systems, voice processing software, applications software and services to businesses and other organizations requiring small to medium size telephone system installations. Inter-Tel's products and services include telephone switches and telephones, maintenance, leasing and support services, long distance calling services, voice mail and other telecommunications applications. The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol INTL.

         Net sales of the Company have increased substantially in each of the past three years. Such increases were 21%, 14% and 19% in 1994, 1993 and 1992, respectively, over the preceding year.

         The Company in recent periods has focused on expanding its direct sales capabilities and establishing a direct dealer network. In 1994, the Company completed the transition from Premier Telecom, Inc. as a former, private label distributor to its own network of direct dealers. In 1994, shipments to Premier constituted less than 2% of net sales. In addition, in recent years the Company has effected a number of supporting, strategic acquisitions of resellers of telephony products and integrated these operations with its existing direct sales operations in the same geographic areas and in other strategic markets.

         The markets served by the Company have been characterized by rapid technological changes and increasing customer requirements. The Company has sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new products and applications. In recent periods, the Company has focused on the development of its new, fully-digital AXXESS telephone software and system. The Company commenced commercial shipments of the AXXESS in the fourth quarter of 1993. An enhanced AXXESS software was released in 1994.

         The Company offers to its customers a unique package of lease financing and other services under the name Totalease. Totalease provides to customers lease financing, maintenance and support services, long distance services, fixed price upgrades and other benefits. The Company finances this program through the resale of lease rental streams to financial institutions, and formerly through its bank credit facility.



Results of Operations

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales:

                                                 Year Ended December 31
                                        1994              1993            1992
                                       ------             -----           ----
Net sales                              100.0%             100.0%          100.0%
Cost of sales                           59.0               60.7            61.6
                                        ----               ----            ----
Gross margin                            41.0               39.3            38.4
Research and development                 4.1                4.4             4.8
Selling, general and administrative     28.9               27.9            27.4
                                        ----               ----            ----
Operating income                         8.0                7.0             6.2
Interest  and  other income              0.8                0.3             0.8
Interest expense                         0.1                0.4             0.9
Income taxes                             3.3                2.6             2.3
                                         ---                ---             ---
Net income                               5.4%               4.3%            3.8%
                                         ----               ----            ----

Year Ended December 31, 1994 Versus Year Ended December 31, 1993

         Net sales increased 21.2% to $112.2 million in 1994 from $92.5 million in 1993. Sales from direct sales offices accounted for approximately $14.5 million of the increase, with wholesale distribution sales increasing approximately $4.5 million. The remaining increases occurred in long distance sales and other operations. Wholesale shipments to the expanded direct dealer network more than offset decreased shipments to Premier Telecom. Shipments to this former private label distributor are no longer significant.

         Gross profit percentages improved to 41.0% in 1994 from 39.3% in 1993. This reflected the transition to the direct dealer network and the expansion of AXXESS software and systems sales.

         Research and Development expenses increased to $4.5 million in 1994 from $4.1 million in 1993. While this is 4.1% of 1994 total sales, including direct sales office sales, it represents a substantial 9% of wholesale division shipments, including shipments to the direct sales offices. These expenses in both 1994 and 1993 were directed principally to the continued development of the AXXESS software and system. The Company expects that research and development expenses will continue to increase in the future as the Company continues to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses increased to $32.5 million, or 28.9% of net sales in 1994, from $25.8 million or 27.9% of net sales in 1993. This reflected increased incentive and other compensation, additional personnel to support the direct dealer network, and expenses associated with the start up of the Company's Asian subsidiary. The Company expects that selling, general and administrative expenses will increase as the Company continues to invest in expansion of product offerings and its distribution system, but may vary as a percentage of sales.

         Interest and other income increased in 1994 principally from the investment for a full year of the funds received in the 1993 public offering and funds generated through operating cash flow.

         Net income increased 55.1% to $6.1 million or $.58 a share in 1994, from $3.9 million or $.45 a share in 1993. Net income per share in 1994 is based on approximately 2 million more average shares outstanding than in 1993, reflecting the public stock sale in 1993 and the acquisition of Southwest Telephone Systems, Inc.

Year Ended December 31, 1993 Versus Year Ended December 31, 1992

         For the year ended December 31, 1993, net sales increased 14.1% to $92.5 million from $81.1 million for 1992. The increase in net sales primarily reflected increased sales through the Company's direct sales offices, including new customer sales and higher sales through the Company's growing Totalease program. Sales to the Company's network of direct dealers following the transition in the distribution channel which commenced in April 1993 offset a decline in sales to Premier. Sales to Premier decreased to $10.1 million, or 10.9% of net sales in 1993 from $17.1 million, or 21.1% of net sales in the corresponding 1992 period.

         In 1993, gross profit increased to $36.4 million, or 39.3% of net sales, from $31.2 million, or 38.4% of net sales, in 1992. Gross margin improved in 1993 because of higher sales through the Company's direct sales channel and increased sales through the Company's Totalease program, as well as higher gross margins on sales to direct dealers following the Premier transition.

         Research and development expenses increased to $4.1 million in 1993 from $3.9 million in 1992 and were 4.4% and 4.8% of net sales, respectively. These expenses in both periods were directed principally to continued development of the Company's new AXXESS software and system.

         Selling, general and administrative expenses increased to $25.8 million, or 27.9% of net sales, in 1993, from $22.3 million, or 27.4% of net sales in 1992. This increase reflected increased compensation, additional personnel to support the Company's direct dealer network and a one-time expense associated with the Company's move into its new headquarters. Such increases were partially offset by reductions in key executive incentive compensation.

         Other income in 1993 consisted primarily of interest income. Other income in 1992 was derived principally from a gain on the sale of the Company's headquarters, as well as interest income relating to the refund of import duties. Interest expense during 1993 decreased principally because of lower interest rates and reduced long and short term borrowings.

         Net income in 1993 increased 25.8% to $3.9 million or $.45 per share from $3.1 million or $.37 per share in 1992. This increase reflected the higher level of net sales, improved gross margin and reduced interest expense, offset in part by the cost of the Company's move into a new headquarters facility.

Discontinued Operations

         In 1993, the Company sold a facility related to previously discontinued operations subject to remediation related to fuel tank leakage. The Company had reserved for such remediation approximately $400,000, which management believes is adequate to cover such possible costs.

Accounting Changes

         During the first quarter of 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement 109, "Accounting for Income Taxes," on a prospective basis. This adoption had no material impact on the Company's consolidated financial statements.

Inflation/Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International sales and procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or is expected to be moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and anticipated increased sales in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues, but international revenues are currently not significant.


Liquidity and Capital Resources

         During the fourth quarter of 1994, the Company executed a $5 million Credit Agreement with Bank One, Arizona, N.A., which is being used primarily to support international letters of credit to suppliers. In the fourth quarter of 1993, the Company prepaid all long and short-term debt from a portion of the net proceeds received from its 1993 public offering. The remaining proceeds were added to working capital.

         The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Totalease rentals resold totaling $19.9 million remain unbilled at December 31, 1994. The Company maintains reserves against potential recourse following the resales based upon loss experience and past due accounts.

         The Company continues to expand its dealer network, which is expected to require working capital for increased receivables and inventories. During 1994, receivables and inventories increased approximately $4.2 million, which was funded by operating cash flow. At December 31, 1994, the Company had $15.3 million in cash and equivalents.

         The Company believes that its working capital and credit facilities, together with cash generated from operations will be sufficient to fund purchases of capital equipment, finance any cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, the Company will consider additional financing.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP,  Independent Auditors

Shareholders and Board of Directors
Inter-Tel, Incorporated

We have audited the accompanying consolidated balance sheets of Inter-Tel, Incorporated and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inter-Tel, Incorporated and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                               /s/  Ernst & Young LLP

Phoenix, Arizona
January 27, 1995




INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1994 and 1993

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                1994                      1993
                                                                                                ----                      ----
ASSETS
CURRENT ASSETS
Cash and equivalents ...........................................................             $ 15,278,606              $ 14,588,223
Accounts receivable, less allowances of
   $1,106,000 in 1994 and $607,000 in 1993 .....................................               15,983,639                12,630,879
Inventories ....................................................................               14,257,878                13,370,571
Net investment in sales-leases .................................................                1,612,807                 1,498,400
Refundable and deferred taxes ..................................................                1,871,822                 2,415,462
Prepaid expenses and other assets ..............................................                1,930,713                 2,075,968

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS ...........................................................               50,935,465                46,579,503
PROPERTY, PLANT & EQUIPMENT ....................................................                5,714,898                 3,077,148
OTHER ASSETS ...................................................................                7,462,034                 4,970,661
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             $ 64,112,397              $ 54,627,312

-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable ...............................................................             $  4,498,633              $  4,927,563
Other current liabilities ......................................................                8,807,725                 7,382,247

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES ......................................................               13,306,358                12,309,810

DEFERRED TAXES .................................................................                2,616,944                 1,208,364
OTHER LIABILITIES ..............................................................                2,923,749                 2,494,595

SHAREHOLDERS' EQUITY
Common stock, no par value - authorized 30,000,000
   shares, issued and outstanding - 10,378,944 shares
   in 1994 and  10,285,431 shares in 1993 ......................................               27,334,505                27,044,141
Retained earnings ..............................................................               18,316,945                12,231,684
Currency trranslation adjustment ...............................................                 (121,836)                 (292,538)

                                                                                               45,529,614                38,983,287
-----------------------------------------------------------------------------------------------------------------------------------
Less receivable from Employee Stock Ownership Trust ............................                  264,268                   368,744

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS'  EQUITY ....................................................               45,265,346                38,614,543
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 64,112,397              $ 54,627,312

See accompanying notes.



INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1994, 1993 and 1992

                                                                          1994                     1993                     1992
                                                                         ------                   ------                   -------
NET SALES ...............................................           $ 112,164,790            $  92,523,543            $  81,136,654
Cost of sales ...........................................              66,215,725               56,120,656               49,949,988
-----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT ............................................              45,949,065               36,402,887               31,186,666
Research & development ..................................               4,536,882                4,114,385                3,928,393
Selling, general and administrative .....................              32,456,192               25,841,873               22,251,596
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME ........................................               8,955,991                6,446,629                5,006,677
-----------------------------------------------------------------------------------------------------------------------------------
Interest and other income ...............................                 924,613                  281,921                  669,067
Interest expense ........................................                 (65,343)                (406,383)                (699,246)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES ..............................               9,815,261                6,322,167                4,976,498

INCOME TAXES
Current .................................................               3,020,000                1,357,000                1,465,000
Deferred ................................................                 710,000                1,041,331                  393,591
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        3,730,000                2,398,331                1,858,591
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME ..............................................           $   6,085,261            $   3,923,836            $   3,117,907
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE ....................................           $        0.58            $        0.45            $        0.37
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.


INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1994, 1993 and 1992
                                                                                      Currency          Receivable
                                                  Common            Retained         Translation           From
                                                   Stock            Earnings         Adjustment            ESOP              Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1991 .............     $ 11,581,510      $  5,189,941      $     62,887          $   --         $16,834,338

Exercise of stock options ................          230,948                                                                 230,948
Net income ...............................                          3,117,907                                             3,117,907
Loss on currency translation .............                                            (243,039)                            (243,039)
Loan to ESOP, less collection ............                                                               (456,248)         (456,248)


-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992 .............       11,812,458         8,307,848          (180,152)         (456,248)       19,483,906

Issuance of 1,800,000 shares of
      of common stock ....................       14,766,000                                                              14,766,000
Exercise of stock options ................          282,663                                                                 282,663
Tax benefit from stock options ...........          110,000                                                                 110,000
Stock issued in acquisition ..............           73,020                                                                  73,020
Net income ...............................                         3,923,836                                              3,923,836
Loss on currency translation .............                                            (112,386)                            (112,386)
Collection from ESOP .....................                                                                 87,504            87,504


-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993 .............       27,044,141        12,231,684         (292,538)          (368,744)       38,614,543

Exercise of stock options ................          187,364                                                                 187,364
Tax benefit from stock options ...........          103,000                                                                 103,000
Net income ...............................                          6,085,261                                             6,085,261
Gain on currency translation .............                                             170,702                              170,702
Collection from ESOP .....................                                                                104,476           104,476


-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994 .............     $ 27,334,505      $ 18,316,945      $   (121,836)     $   (264,268)     $ 45,265,346
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes.



INTER-TEL, INCORPORATED AND SUBSIDIARIES

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1994, 1993 and 1992

-----------------------------------------------------------------------------------------------------------------------------------

                                                                           1994                    1993                      1992
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income .................................................           $  6,085,261            $  3,923,836            $  3,117,907
Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization .........................              1,513,400               1,372,750               1,833,467
     Provision for losses on receivables ...................                943,544                 738,064                 505,613
     Provision for inventory valuation .....................                449,554                 198,120                 115,011
     Net contribution to ESOP ..............................                104,476                  87,504                  43,752
     Increase in other liabilities .........................                429,154               1,241,907                 191,918
     Gain on sale of property and equipment ................                (18,460)                (13,882)               (305,904)
     Deferred income taxes .................................                710,000               1,041,331                 393,591
     Effect of exchange rate changes .......................                170,702                (112,386)               (243,039)
     Changes in operating assets and liabilities ...........             (5,720,244)             (2,969,931)             (2,003,346)

-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................              4,667,387               5,507,313               3,648,970

-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to property and equipment ........................             (4,095,917)             (1,249,731)               (564,630)
Proceeds from sale of property and equipment ...............                 62,872                 254,547               1,186,737
Cash used in acquisitions ..................................               (131,323)               (812,316)                   --

-----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ........             (4,164,368)             (1,807,500)                622,107

-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from credit line ..................................                   --                81,857,000              51,669,175
Payments on credit line ....................................                   --               (85,681,032)            (52,895,143)
Proceeds from new term notes ...............................                   --                      --                 1,800,000
Payments on long-term debt .................................                   --                (2,629,370)             (3,607,222)
Net proceeds from stock offering ...........................                   --                14,766,000                    --
Purchase of treasury stock .................................                   --                      --                   (30,000)
Funding for ESOP ...........................................                   --                      --                  (500,000)
Proceeds from exercise of stock options ....................                187,364                 282,663                 230,948

-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........                187,364               8,595,261              (3,332,242)

-----------------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND EQUIVALENTS ...........................                690,383              12,295,074                 938,835

CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................             14,588,223               2,293,149               1,354,314

-----------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF YEAR ........................           $ 15,278,606            $ 14,588,223            $  2,293,149
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes.


INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993 and 1992

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The consolidated financial statements include the accounts of Inter-Tel, Incorporated and all significant subsidiaries (the Company). Intercompany accounts and transactions have been eliminated in consolidation.

         Cash and Equivalents: Cash and equivalents include all highly liquid investments with a remaining maturity of three months or less at date of acquisition.

         Inventories: Inventories, consisting principally of telephone systems, computer equipment and related components, are stated at the lower of cost (first-in, first-out method) or market.

         Property, Plant and Equipment: Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the related property. Leasehold improvements are depreciated over the shorter of the related lease terms or the estimated useful lives of the improvements.

         Excess of Purchase Price Over Net Assets Acquired: Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair market values on the respective acquisition dates. Based on these values the excess purchase prices over the fair market value of the net assets acquired are being amortized over 5 to 40 years. Accumulated amortization through December 31, 1994 was $362,196.

         Sales-Leases: The discounted present values of minimum rental payments under sales-type leases are recorded as sales, net of provisions for continuing administration and other expenses over the lease period. The costs of systems installed under these sales-leases, net of residual values at the end of the lease periods, are recorded as costs of sales. Gains or losses resulting from the sale of rental income from such leases are recorded as adjustments to the original sales amounts.

         Income Taxes: Deferred income taxes result from timing differences in the recognition of revenues and expenses for financial reporting and income tax purposes.

         Pooling of Interest: The financial statements for periods prior to 1994 have been restated to include the accounts of Southwest Telephone Systems, Inc. ("Southwest"), which was acquired by the Company in a pooling of interests transaction in May 1994, in which 161,558 shares of Inter-Tel common stock were issued. Southwest does not constitute a significant subsidiary as defined by the Securities and Exchange Commission. In the consolidated statements of income, net sales and net income were increased as a result of the restatement as follows:

                                        Year ended December 31,
                                   1993                      1992

    Net sales                   $3,264,387                $2,347,644
    Net income                     114,104                    85,809
    Net income per share             $0.00                     $0.00

         Total shareholders' equity was increased by $312,000 as of January 1, 1992 as a result of the restatement.

         Income Per Common Share: Income per common share is based on the weighted average number of common shares outstanding during each year and common stock equivalents.

         Reclassifications: Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

NOTE B -- NET INVESTMENT IN SALES-LEASES

         Net investment in sales-leases represents the value of sales-leases presently held under the Company's Totalease program. The Company currently sells the rental income from some of the sales-leases. The Company maintains reserves against potential recourse following the resales based upon loss experience and past due accounts. Activity during the years was as follows:

                                               Year Ended December 31
                                         1994             1993           1992

Sales of rental income ............    $12,423,000    $ 9,586,000      4,500,000
Sold income remaining
  unbilled at end of year .........     19,894,000     11,908,000      4,268,000
Allowance for uncollectible
  minimum lease payments
  and recourse liability at
  end of year .....................      1,198,000        911,000        677,000

         The Company does not expect any significant losses from the recourse provisions related to the sale of rental income. The Company is compensated for administration and servicing of rental income sold.

NOTE C -- PROPERTY, PLANT & EQUIPMENT
                                                      December 31
                                            1994                     1993

Computers and equipment                  $11,635,742              $8,370,903
Transportation equipment                   1,625,397               1,243,488
Furniture and fixtures                     2,316,007               2,513,448
Leasehold improvements                       657,504                 559,059
Land                                         130,458                 130,458
                                             -------                 -------
                                          16,365,108              12,817,356
Less:  Accumulated depreciation
       and amortization                   10,650,210               9,740,208
                                          ----------               ---------
                                          $5,714,898              $3,077,148
                                          ==========              ==========

NOTE D -- OTHER ASSETS
                                                             December 31
                                                        1994            1993
Long-term 8% note receivable
     due in 2003 .............................       $1,351,038       $1,363,000
Net investment in sales-leases ...............        4,157,895        1,471,651
Excess of purchase price over net
     assets acquired, net ....................        1,313,334        1,314,282
Other assets .................................          639,767          821,728
                                                     ----------       ----------
                                                     $7,462,034       $4,970,661
                                                     ==========       ==========

NOTE E-- OTHER CURRENT LIABILITIES

                                                             December 31
                                                        1994             1993

Compensation and employee benefits ...........       $4,097,291       $2,790,391
Sundry taxes .................................          560,102          669,375
Other accrued expenses .......................        2,149,738        1,908,328
Deferred revenues ............................        2,000,594        2,014,153
                                                     ----------       ----------
                                                     $8,807,725       $7,382,247
                                                     ==========       ==========

NOTE F -- CREDIT LINE

         All of the Company's long-term and short-term debt was prepaid in November 1993 upon the issuance and sale of common stock in a public offering. The Company maintains a $5,000,000 unsecured bank credit line at prime rate to cover international letters of credit and for other purposes. The credit agreement matures in May 1996 and contains certain restrictions and financial covenants. At December 31, 1994, $1,473,000 of the credit line was committed under letter of credit arrangements.

NOTE G -- LEASES

         Rental  expense  amounted to $ 2,178,216,  $1,717,770 and $1,187,282 in
1994, 1993 and 1992, respectively.

         Noncancellable operating leases are primarily for buildings. Certain of the leases contain provisions for renewal options and scheduled rent increases. At December 31, 1994, future minimum commitments under noncancellable leases, including a 15 year lease for its headquarters facility, are: 1995 -- $1,894,393; 1996 -- $1,711,856; 1997 -- $1,420,882; 1998 -- $1,297,082; 1999 ---
$ 1,086,591; thereafter -- $3,474,055.

NOTE H -- INCOME TAXES

         Effective January 1, 1993, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method under the provisions of Accounting Principles Board Opinion No. 11. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

         As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The adoption of FASB Statement 109 had no material impact on pretax income from continuing operations for the twelve months ended December 31, 1994 and 1993.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, are as follows:


                                                      1994               1993
Deferred tax liabilities:
     Accelerated depreciation ..............      $     29,000      $    205,000
     Lease--sales and reserves .............         4,466,000         2,621,000
                                                  ------------      ------------
Total deferred tax liabilities .............      $  4,495,000      $  2,826,000
                                                  ------------      ------------

Deferred tax assets:
     Inventory basis differences ...........           944,000      $    798,000
     Accounts receivable reserves ..........           409,000           244,000
     Maintenance reserve ...................           355,000           353,000
     Accrued vacation pay ..................           426,000           349,000
     Foreign loss carryforwards ............           355,000              --
     Other -- net ..........................         1,491,000           922,000
                                                  ------------      ------------
     Deferred tax assets ...................         3,980,000         2,666,000
     Less valuation reserve ................           355,000              --
                                                  ------------      ------------
Net deferred tax assets ....................         3,625,000         2,666,000
                                                  ------------      ------------
Net deferred tax liabilities ...............      $    870,000      $    160,000
                                                  ------------      ------------

         During 1994, the Company incurred a loss carryforward for foreign tax purposes of approximately $830,000 which will begin to expire in 1999.

         The deferred tax effect of timing differences is as follows:

                                                                          1992

Inventory basis differences .............................             $ 153,612
Accelerated depreciation ................................              (485,463)
Accrued vacation pay ....................................                (4,171)
State franchise tax .....................................                (8,740)
Bad debts ...............................................               (10,061)
Accrued expenses ........................................               102,436
Lease - sales ...........................................               545,575
Other ...................................................               106,812
                                                                      ---------
                                                                      $ 400,000
                                                                      ---------


         Federal and state income taxes consisted of the following:

                                 Liability          Liability         Deferred
                                   Method            Method            Method
                                    1994              1993              1992

Federal ..................       $ 3,365,000       $ 2,068,000       $ 1,477,000
State ....................           365,000           330,000           382,000
                                 -----------       -----------       -----------
                                 $ 3,730,000       $ 2,398,000       $ 1,859,000
                                 -----------       -----------       -----------

         The principal reasons for the difference between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes are as follows:

                                                1994         1993        1992

Federal tax at statutory rates
     applied to pre-tax income ...........       34%          34%         34%
State tax net of federal benefit .........        3            4           5
Valuation reserve increase
     for foreign losses ..................        3           --          --
Amortization of goodwill .................       --           --           1
Other - net ..............................       (2)          --          (2)
                                                ---          ---         ---
                                                 38%          38%         38%
                                                ---          ---         ---

During 1993, the Company disposed of an investment in a hotel and office complex which made available related deferred tax benefits of approximately $2.6 million.

NOTE I -- EQUITY TRANSACTIONS

         In a public offering in November and December 1993, the Company sold 1,800,000 shares of previously unissued common stock. During 1992, the Board of Directors authorized cancellation of 3,001,696 shares of common stock held in treasury, reverting such shares to authorized but unissued shares. Common stock and additional paid-in capital accounts were reduced by an amount equal to the cost of treasury stock canceled.

         Under the Company's Long-Term Incentive Plan, selected officers and key employees are granted options to purchase common stock of the Company at not less than fair market value at date of grant. The options are exercisable at the end of their ten year term, but may become exercisable in annual installments if predetermined performance goals and share market value increases are met. During 1994, previously granted options to 420,000 shares at prices of $7.50 to $9.25 per share were canceled and options to purchase 650,000 shares were granted to an expanded group of optionees at the then fair market value of $6.00 per share.

         Under other previous stock option plans, directors, officers and key employees may purchase common stock of the Company at amounts not less than the fair market value at the date of grant. These options generally have a term of five years and are exercisable over four years commencing one year from the date of grant.

         Option activity for the past three years under all plans is as follows:

                                                      Number of Shares
                                             1994          1993          1992

Outstanding at beginning of year .....      720,250       322,150       564,000
Granted ..............................      672,000       598,000        87,000
Exercised ............................      (98,750)     (193,400)     (214,600)
Expired or canceled ..................     (424,000)       (6,500)     (114,250)
                                           --------      --------      --------
Outstanding at end of year ...........      869,500       720,250       322,150
                                           --------      --------      --------
Exercise price range .................   $1.12-$9.63   $1.12-$9.25   $1.12-$3.00
Exercisable at end of year ...........       75,000        78,750       137,838
                                           --------      --------      --------

         At December 31, 1994, the Company has reserved 1,499,488 shares of Common Stock for issuance in connection with the stock option plans. In addition, there is an outstanding warrant for the purchase of 50,000 shares of common stock at $4.25 a share, which expires March 25, 1996.


NOTE J -- RETIREMENT PLANS

         The Company has two retirement plans for the benefit of all of its employees. Under its 401(k) Retirement Plan, participants may contribute an amount not exceeding 15 percent of compensation received during participation in the Plan. The Company makes voluntary annual contributions to the Plan based on a percentage of contributions made by Plan participants of up to 10 percent of compensation. Contributions to the Plan totaled $248,000; $196,000; and $156,000 in 1994, 1993 and 1992, respectively.

         In 1992, the Company initiated an Employee Stock Ownership Plan (ESOP), advancing $500,000 to the ESOP Trust for the purpose of purchasing common stock of the Company. The Trust purchased 153,500 shares of the Company's common stock in July 1992. The loan is to be repaid over 5 years with 7.5% interest. As the principal amount of the loan is repaid to the Company through Company annual contributions, the equivalent number of shares released are allocated to employees' accounts to be held until retirement. Total shares so allocated were 30,037; 27,942 and 14,391 in 1994, 1993 and 1992, respectively. Contributions to the ESOP totaled $125,000 in 1994 and 1993 and $62,500 in 1992 and are based upon the historic cost of the shares purchased by the ESOP.


NOTE K -- SUPPLEMENTAL CASH FLOW INFORMATION


                                            1994             1993             1992
                                            ----             ----             ----
Cash paid for:
  Interest                                $ 65,343          $406,964         $784,880
  Income taxes                           1,657,454           472,108        1,953,253
                                         ---------          -------         ---------
Changes in operating assets and
 liabilities:
  Increase in receivables               (4,341,411)      $(2,587,177)     $(2,932,541)
  (Increase) decrease in inventories    (1,252,036)       (3,826,682)       1,581,609
  Decrease (increase) in prepaid
    expenses and refundable and
    deferred taxes                       1,265,028          (713,944)        (794,714)
  (Increase) decrease in other
    assets                              (2,491,373)        1,083,662          63,574
  Increase in accounts
    payable and other current
    liabilities                          1,099,548         3,074,210          78,726
                                         ---------         ---------          ------
                                       $(5,720,244)      $(2,969,931)    $(2,003,346)
                                        -----------      -----------      ----------



NOTE L -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


         A summary of the quarterly  results of  operations  for the years ended
December 31, 1994 and 1993 follows:

(In thousands, except per share amounts)

                                                1st Qtr         2nd Qtr        3rd Qtr        4th Qtr
         1994

         Net sales                              $25,465         $27,758        $27,627        $31,315
         Gross margin                             9,896          11,468         10,960         13,625
         Net income                               1,167           1,551          1,351          2,016

         Net income per share                      $.11            $.15           $.13           $.19

         Average number of
              shares outstanding                 10,566          10,572         10,541         10,613

                                                1st Qtr         2nd Qtr        3rd Qtr        4th Qtr
         1993

         Net sales                              $19,657         $22,802        $24,258        $25,807
         Gross margin                             7,844           8,895          9,442         10,222
         Net income                                 670             895          1,017          1,342

         Net income per share                      $.08            $.10           $.12           $.15

         Average number of
              shares outstanding                  8,500           8,595          8,602          9,200





ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors and executive officers is included at the end of Part I, Item 1 on Page 20 of this report under the caption "Directors and Executive Officers of the Registrant."

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to Pages 7 to 14 of the Company's Proxy Statement relating to its 1995 Annual Meeting of Shareholders.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

              The information required by this Item is incorporated by reference to Page 5 of the Company's Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Not applicable.


                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

              (a)  The following documents are filed as part of this Report:

1.   Financial Statements

         The   following   consolidated   financial   statements  of  Inter-Tel,
Incorporated, and subsidiaries, are incorporated by reference to Pages 31 to 44 of this Form 10-K:


         Report of Ernst & Young LLP, Independent Auditors

         Consolidated balance sheets--December 31, 1994 and 1993

         Consolidated statements of income--years ended December 31, 1994, 1993 and 1992

         Consolidated statements of shareholders' equity--years ended December 31, 1994, 1993 and 1992

         Consolidated statements of cash flows--years ended December 31, 1994, 1993 and 1992

         Notes to consolidated financial statements

2.   Financial Statement Schedules

         The following consolidated financial statement schedules of Inter-Tel, Incorporated, and subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

         Schedules for the three years ended December 31, 1994:

                                                                        Page No.
                                                                        -------
         Schedule VIII--Valuation and Qualifying Accounts                  52
         Schedule IX--Short-term Borrowings                                53

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.



3.  Exhibits

         3.1(10)         Articles of Incorporation, as amended.

         3.2(1)          By-Laws, as amended.

         10.15(1)        Registrant's form of standard Distributor Agreement.

         10.16(1)        Registrant's form of standard Service Agreement.

         10.34(2) 1984 Incentive Stock Option Plan and forms of Stock Option Agreement.

         10.35(3) Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

         10.37(3)        Tax Deferred Savings Plan.

         10.51(11)       1990  Directors'  Stock Option Plan and form of Stock
                         Option Agreement.

         10.53(12)       Agreement  between Registrant and Maxon Systems, Inc.
                         dated February 27, 1990.

         10.54(12)       Agreement   between   Registrant   and  Varian  Tempe
                         Electronics Center dated February 26, 1991.

         10.55(12)       Agreement  between Registrant and Jetcrown Industrial
                         Ltd. dated February 18, 1993.

         10.56(13)       Employee Stock Ownership Plan.

         10.57(14)       Loan  and  Security Agreement dated December 16, 1994
                         between Bank One, Arizona, N.A. and   Inter-Tel,
                         Incorporated.
---------------------

(1) Previously filed with Registrant's Registration Statement on Form S-1 (File No. 2-70437).

(2) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 2-94805).

(3) Previously filed with Registrant's Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211).

(10) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(11) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 33-40353).

(12) Previously filed with Registrant's Registration Statement on Form S-1 (File No. 33-70054).

(13) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 33-73620).

(14)  Filed herewith

         (b)  Reports on Form 8-K.
              None

         (c)  Exhibits.

              11.1  Statement re:  Computation of Per Share Earnings. (Page 56)

              13.0  Annual Report to Security Holders

              22.1  List of Subsidiaries. (Page 55)

              23.0  Consent of Independent Auditors. (Page 51)

              24.1  Power of Attorney.  (Included on Page 50)

              10.57 Loan Agreement dated December 16, 1994 between Bank One, Arizona, N.A. and Inter-Tel, Incorporated (Page 57)

              27    Financial Data Schedule (page 68)

              See Item 14(a) (3) also.

         (d)  Financial Statement Schedules

              The response to this portion of Item 14 is submitted as a separate section of this report. See Item 8.






                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Inter-Tel, Incorporated, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                INTER-TEL, INCORPORATED


                                BY:       /S/  Steven G. Mihaylo
                                          ------------------------------------
                                          Steven G. Mihaylo
                                          Chairman and Chief Executive Officer



Dated:  March 23, 1995

                               POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven G. Mihaylo and Kurt R. Kneip, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                        Title                      Date
         ---------                        -----                      ----

/S/ Steven G. Mihaylo               Chairman and Chief        March 20, 1995
---------------------               Executive Officer
Steven G. Mihaylo


/S/ Kurt R. Kneip                   Vice President and        March 20, 1995
-----------------                   Chief Financial Officer
Kurt R. Kneip


/S/ Gary D. Edens                   Director                  March 20, 1995
-----------------
Gary D. Edens


/S/ Maurice H. Esperseth            Director                  March 20, 1995
------------------------
Maurice H. Esperseth


/S/ C. Roland Haden                 Director                  March 20, 1995
-------------------
C. Roland Haden


/S/ Norman Stout                    Director                  March 20, 1995
-------------------
Norman Stout


/S/ Kathleen R. Wade                Director                  March 20, 1995
---------------------
Kathleen R. Wade


                              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------
      COL. A                             COL. B                   COL. C                   COL. D         COL. E

                                                                ADDITIONS
                                         Balance        Charged          Charged
                                           at             to                to             Charged         Balance
                                        Beginning        Costs            Other               to              at
                                           of              &             Accounts         Deductions       End of
     DESCRIPTION                         Period         Expenses         Describe          Describe        Period
------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1994:

Deducted from asset accounts:
   Allowance for doubtful
       accounts ........................   $  607,142   $  731,622(5)   $ (104,989)(3)   $  127,462(1)    $1,106,313
                                           ----------   ----------      -----------       ---------       ----------
    Allowance for lease
      accounts .........................      910,807      235,785         104,989           53,952(1)     1,197,629
                                           ==========   ==========      ===========       =========       ==========


Year ended December 31, 1993:

Deducted from asset accounts:
   Allowance for doubtful
      accounts .........................   $  530,507   $  442,064      $ (125,329)(3)   $  240,100(1)    $  607,142
                                           ----------   ----------      -----------       ---------       ----------
   Allowance for lease
      accounts .........................      676,562      296,000         125,329 (3)      187,084(1)       910,807
                                           ==========   ==========      ===========       =========       ==========


Year ended December 31, 1992:

Deducted from asset accounts:
   Allowance for doubtful
      accounts .........................   $  564,944   $  147,000      $   91,583(4)    $  273,020(1)    $  530,507
                                           ----------   ----------      -----------       ---------       ----------
   Allowance for lease
      accounts .........................      184,077      280,113         162,126(2)       (50,246)(1)      676,562
                                           ==========   ==========      ===========       =========       ==========


(1)  Uncollectible accounts written off, net of recoveries.
(2)  Collection on accounts in excess of assigned value at acquisition.
(3)  Reclassed between appropriate valuation and qualifying accounts.
(4)  Reclassed to Contingency Reserve, net of reclass from lease accounts.
(5)  Adjusted for pooling of Southwest Telephone Systems, Inc.





                      SCHEDULE IX - SHORT-TERM BORROWINGS

-----------------------------------------------------------------------------------------------------------------------------------
                  COL. A                                COL. B          COL. C          COL. D            COL. E         COL. F
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Average          Weighted
                                                                                       Maximum            Amount          Average
              CATEGORY OF                                               Weighted        Amount          Outstanding    Interest Rate
              AGGREGATE                                 Balance         Average      Outstanding        During the       During the
             SHORT-TERM                                at End of        Interest     During the          Period           Period
             BORROWING                                   Period           Rate         Period              (2)              (3)
-----------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1994:
     Notes payable to bank(1)....................        $ .00         N/A                 $ .00              $  .00         N/A
                                                         =====         ====            ==========        ===========         =====

Year ended December 31, 1993:
     Note payable to bank(1).....................        $ .00         6.75%           $5,908,935         $3,188,582         6.75%
                                                         =====         ====            ==========        ===========         =====

Year ended December 31, 1992:
     Notes payable to bank(1)....................   $3,824,032         6.75%           $6,400,000         $4,121,482         6.80%
                                                    ==========         ====            ==========        ===========         =====

(1) Notes payable to bank represent borrowings under a line of credit borrowing arrangement.
(2) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.
(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.
