Form 10-Q
period 1995-03-31
INTER TEL INC
filed 1995-05-12
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                 Commission File Number
    March 31, 1995                                           0-10211

                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                     I.R.S. No. 86-0220994


                             7300 West Boston Street
                             Chandler, Arizona 85226

                                 (602) 961-9000


                                  Common Stock
              (10,408,926 shares outstanding as of March 31, 1995)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ----

                                      INDEX


INTER-TEL, INCORPORATED AND SUBSIDIARIES

                                                                           Page


PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--March 31,                3
              1995 and December 31, 1994

              Condensed consolidated statements of income--Three              4
              months ended March 31, 1995 and March 31, 1994

              Condensed consolidated statements of cash flows                 5
              --Three months ended March 31, 1995 and
              March 31, 1994

              Notes to condensed consolidated financial                       6
              statements--March 31, 1995

Item 2.       Management's Discussion and Analysis of Financial               7
              Condition and Results of Operations


 PART II.     OTHER INFORMATION                                               9

              SIGNATURES                                                     10

              EXHIBIT 11.1                                                   11

              EXHIBIT 27                                                     12

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)                                        March 31,     December 31,
                                                        1995            1994
                                                     ----------      ----------
ASSETS
CURRENT ASSETS
     Cash and equivalents ......................     $   12,558      $   15,279
     Accounts receivable - net .................         15,631          15,983
     Inventories ...............................         14,903          14,258
     Net investment in sales-leases ............          2,765           1,613
     Prepaid expenses and other assets .........          6,441           3,802
                                                     ----------      ----------
     TOTAL CURRENT ASSETS ......................         52,298          50,935

PROPERTY & EQUIPMENT ...........................          7,843           5,715
OTHER ASSETS ...................................          7,086           7,462
                                                     ----------      ----------
                                                     $   67,227      $   64,112
                                                     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ..........................     $    5,055      $    4,499
     Other current liabilities .................          9,692           8,807
                                                     ----------      ----------
     TOTAL CURRENT LIABILITIES .................         14,747          13,306

DEFERRED TAXES .................................          2,617           2,617
OTHER LIABILITIES ..............................          2,667           2,924
SHAREHOLDERS' EQUITY
     Common stock ..............................         27,432          27,334
     Retained earnings .........................         20,076          18,317
     Equity adjustment for foreign
        currency translation ...................            (74)           (122)
                                                     ----------      ----------
                                                          47,434         45,529
Less receivable from Employee
        Stock Ownership Trust ..................            238             264
                                                     ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY ................         47,196          45,265
                                                     ----------      ----------
                                                     $   67,227      $   64,112
                                                     ==========      ==========

  Note: The financial information for the first quarter of 1994 has been restated to reflect the pooling of interests with Southwest Telephone Systems, Inc.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except                                      Three Months Ended
per share amounts)                                     March 31,      March 31,
                                                         1995            1994
                                                       ---------      ---------
NET SALES ........................................     $  30,962      $  25,465
Cost of sales ....................................        18,080         15,569
                                                       ---------      ---------
GROSS PROFIT .....................................        12,882          9,896

     Research & development ......................         1,458          1,020
     Selling, general, and administration ........         8,885          7,128
                                                       ---------      ---------

OPERATING INCOME .................................         2,539          1,748

     Interest and other income ...................           310            142
     Interest expense ............................           (11)           (11)
                                                       ---------      ---------

INCOME BEFORE TAXES ..............................         2,838          1,879
     Income taxes ................................         1,079            712
                                                       ---------      ---------

NET INCOME .......................................     $   1,759      $   1,167
                                                       =========      =========


NET INCOME PER SHARE .............................     $     .16      $     .11
                                                       =========      =========

     Average number of shares
         outstanding .............................        10,789         10,566
                                                       =========      =========

  Note: The financial information for the first quarter of 1994 has been restated to reflect the pooling of interests with Southwest Telephone Systems, Inc.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                          Three Months Ended
(In thousands)                                         March 31,      March 31,
                                                          1995           1994
                                                       ---------      ---------

OPERATING ACTIVITIES
     NET INCOME ....................................   $    1,759    $    1,167
     Adjustments to reflect operating activities:
       Depreciation and amortization ...............          478           315
       Changes in operating assets and liabilities .       (2,653)       (2,050)
       Other .......................................          173           122
                                                       ----------    ----------

     NET CASH USED IN
       OPERATING  ACTIVITIES .......................         (243)         (446)

INVESTING ACTIVITIES
     Proceeds from disposal of property
       and equipment ...............................            5             0
     Additions to property and equipment ...........       (2,580)         (531)
                                                       ----------    ----------

     NET CASH USED IN INVESTING
       ACTIVITIES ..................................       (2,575)         (531)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options .......           97            50
                                                       ----------    ----------

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES ..................................           97            50

     DECREASE IN CASH AND EQUIVALENTS ..............       (2,721)         (927)

CASH AND EQUIVALENTS AT
    BEGINNING OF PERIOD ............................       15,279        14,588
                                                       ----------    ----------

CASH AND EQUIVALENTS AT
    END OF PERIOD ..................................   $   12,558    $   13,661
                                                       ==========    ==========


Note: The financial information for the first quarter of 1994 has been restated to reflect the pooling of interests with Southwest Telephone Systems, Inc.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--INCOME PER SHARE

Primary earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds.


PART I.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales in the first quarter of 1995 increased by $5.5 million, or 22%, over the same quarter of 1994. Of the increase, Dealer network sales increased $3.1 million, or 46% over 1994. Direct Sales revenues increased by $1.7 million, or 11%, over the preceding year's quarter. The increases in both distribution channels were attributable principally to sales of AXXESS software and systems sales.

         The gross margin percentage in the first quarter of 1995 was 41.6% compared with 38.9% for the first quarter of 1994. The 1995 gross margin percentage was favorably impacted by a higher proportion of software sales and continued increase in shipments of AXXESS systems. Also, Dealer network sales constituted a larger proportion of total shipments.

         Research  and  Development   expenses  increased  in  total  and  as  a
percentage  of  sales,   reflecting  a  planned   commitment  to   technological
development and shorter product release periods.

         Selling, General and Administrative expenses during the first quarter of 1995 were 28.7% of net sales compared with 28.0% of net sales in the first quarter of 1994. These expenses increased as a result of greater sales commissions on increased sales, additional marketing resources for the expanded dealer network and for long distance services and expenses related to building infrastructure for management information systems.

         Other income increased by the temporary investment of excess cash at higher interest rates.

         Income from Operations increased 45% over the 1994 quarter from 6.9% of net sales to 8.2% of net sales. Net income increased 51% from $1,167,000 to $1,759,000. On a per share basis, net income increased from $.11 a share to $.16 a share, or 45%.

Inflation/Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International sales and procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or is expected to be moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and anticipated sales in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues, but international operations currently do not present a significant currency risk.

Liquidity and Capital Resources

         The Company currently has a $5 million Credit Agreement with Bank One, Arizona, N.A., which is being used primarily to support international letters of credit to suppliers.

         The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Totalease rentals resold totaling $22.8 million remain unbilled at March 31, 1995. The Company maintains reserves against potential recourse following the resales based upon loss experience and past due accounts.

         The Company will continue to expand its dealer network, which may require working capital for increased receivables and inventories.

         The Company believes that its working capital and credit facilities, together with cash generated from operations, will be sufficient to fund purchases of capital equipment, finance usual acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, the Company will consider additional financing.


INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART II.      OTHER INFORMATION

ITEM l.  LEGAL PROCEEDINGS--Not Applicable

ITEM 2.  CHANGES IN SECURITIES--Not Applicable

ITEM 3.  DEFAULTS ON SENIOR SECURITIES--Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
              HOLDERS --Not Applicable

ITEM 5.  OTHER INFORMATION--Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

              Exhibits:

                  11.1     Computation of Earnings per Share
                  27       Financial Data Schedule

              Reports on Form 8-K:

                  No reports filed during quarter





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     INTER-TEL, INCORPORATED



Date        May 9, 1995                              Steven G. Mihaylo
      -------------------------                     --------------------------
                                                     Steven G. Mihaylo
                                                     Chairman of the Board and
                                                     Chief Executive Officer


Date        May 9, 1995                              Kurt R. Kneip
     --------------------------                     ---------------------------
                                                     Kurt R. Kneip
                                                     Vice President and
                                                     Chief Financial Officer