Form 10-Q
period 1995-06-30
INTER TEL INC
filed 1995-08-11
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended                       Commission File Number:

            June 30, 1995                                     0-10211


                            INTER-TEL, INCORPORATED


  Incorporated in the State of Arizona                 I.R.S. No. 86-0220994


                            7300 West Boston Street
                            Chandler, Arizona 85226

                                 (602) 961-9000



                                  Common Stock
              (10,750,231 shares outstanding as of June 30, 1995)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

                                     INDEX

INTER-TEL, INCORPORATED AND SUBSIDIARIES


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30,                       3
         1995 and December 31, 1994

         Condensed consolidated statements of income--Three                    4
         and six months ended June 30, 1995 and June 30, 1994

         Condensed consolidated statements of cash flows                       5
         --Three and six months ended June 30, 1995 and June 30, 1994

         Notes to condensed consolidated financial                             6
         statements--June 30, 1995

Item 2.  Management's Discussion and Analysis of Financial                     8
           Condition and Results of Operations

PART II.  OTHER INFORMATION                                                   12

SIGNATURES                                                                    13

EXHIBIT 11.1                                                                  14

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)(1)


(In thousands)                                          June 30,       Dec. 31,
ASSETS                                                    1995           1994
                                                        --------       --------

CURRENT ASSETS
   Cash                                                 $ 10,370       $ 15,530
   Accounts receivable - net                              20,099         16,895
   Inventories                                            20,914         15,567
   Net investment in sales-leases                          3,191          1,613
   Prepaid expenses and other assets                       4,228          4,176
                                                        --------       --------
   TOTAL CURRENT ASSETS                                   58,802         53,781


PROPERTY & EQUIPMENT                                       8,811          6,008
OTHER ASSETS                                               7,636          7,629
                                                        --------       --------
                                                        $ 75,249       $ 67,418
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                     $  8,809       $  5,534
   Other current liabilities                              11,103         11,002
                                                        --------       --------
   TOTAL CURRENT LIABILITIES                              19,912         16,536

OTHER LIABILITIES                                          6,655          5,784
SHAREHOLDERS' EQUITY
   Common Stock                                           27,739         27,435
   Retained earnings                                      21,160         18,049
   Equity adjustment for foreign currency
      translation                                             (5)          (122)
                                                        --------       --------
                                                          48,894         45,362
   Less receivable from Employee Stock
      Ownership Trust                                       (212)          (264)
                                                        --------       --------

   TOTAL SHAREHOLDERS' EQUITY                             48,682         45,098
                                                        --------       --------
                                                        $ 75,249       $ 67,418
                                                        ========       ========

(1) Financial data for all periods have been restated to reflect the acquisitions of American Telcom Corp. of Georgia, Inc. and Access West, Inc. in May 1995, each accounted for as a pooling of interests.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (1)


(In thousands, except              Three Months               Six Months
per share amounts)                Ended June 30,            Ended June 30,
                                1995           1994        1995          1994
                              --------       --------    --------      --------

NET SALES                     $ 36,335       $ 30,379    $ 70,894     $  58,465
  Cost of Sales                 21,224         18,114      41,830        35,508
                              --------       --------    --------     ---------
GROSS PROFIT                    15,111         12,265      29,064        22,957

  Research & Development         1,422          1,115       2,880         2,135
  Selling general and
   administrative               10,449          8,809      20,342        16,769
  Special Charge                 1,315 (2)          -       1,315 (2)         -
                              --------       --------    --------     ---------
                                13,186          9,924      24,537        18,904
                              --------       --------    --------     ---------

OPERATING INCOME                 1,925 (2)      2,341       4,527 (2)     4,053

  Interest and Other Income        254            148         565           285
  Interest expense                 (44)           (37)        (77)          (62)
                              --------       --------    --------     ---------
INCOME BEFORE INCOME TAXES       2,135 (2)      2,452       5,015 (2)     4,276

INCOME TAXES                       811            935       1,906         1,626
                              --------       --------    --------     ---------
NET INCOME                    $  1,324 (2)   $  1,517    $  3,109 (2)  $  2,650
                              ========       ========    ========      ========
NET INCOME PER SHARE          $   0.12 (2)   $   0.14    $   0.28 (2)  $   0.24
                              ========       ========    ========      ========
Average number of common
  shares outstanding            11,191         10,851      11,129        10,848
                              ========       ========    ========      ========

(1)  Financial   data  for  all  periods  have  been  restated  to  reflect  the acquisitions of American Telcom Corp. of Georgia, Inc. and Access West, Inc. in May 1995, each accounted for as a pooling of interests.

(2) Operating Income includes a special charge of $1,315,000, which reduced net income by $815,000 or $.07 per share. This special charge reflects the costs associated with integrating the operations of the two acquired companies. Without this special charge, the Company would have reported operating income of approximately $3,240,000 and net income of approximately $2,139,000, or $.19 per share, in the quarter ended June 30, 1995, and operating income of approximately $5,842,000 and net income of approximately $3,924,000, or $.35 per share, in the six months ended June 30, 1995.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(1)

(In thousands, except                    Three Months           Six Months
per share amounts)                      Ended June 30,        Ended June 30,
                                       1995       1994       1995        1994
                                    --------   --------   --------    --------
OPERATING ACTIVITIES
  NET INCOME                        $  1,324   $  1,517   $  3,109    $  2,650
  Adjustments to reflect operating
     activities:
   Depreciation and amortization         580        429      1,108         769
   Changes in operating assets and
      liabilities                     (4,984)    (1,763)    (7,686)     (4,643)
   Other                               2,127        479      2,001       1,277
                                    --------   --------   --------    --------

  NET CASH PROVED BY (USED IN)
    OPERATING ACTIVITIES                (953)       662     (1,468)         53

INVESTING ACTIVITIES
  Proceeds from disposal of property
    and equipment                         (4)         0          1           5
  Additions to property and
    equipment                         (1,390)      (594)    (3,998)      (1003)
                                    --------   --------   --------    --------

  NET CASH USED IN INVESTING
    ACTIVITIES                        (1,394)      (594)    (3,997)       (998)

FINANCING ACTIVITIES
  Proceeds from exercise of stock
    options                              208         70        305         120
                                    --------   --------   --------    --------

  NET CASH USED IN FINANCING
    ACTIVITIES                           208         70        305         120

  INCREASE (DECREASE) IN CASH         (2,139)       138     (5,160)       (825)

CASH AT BEGINNING OF PERIOD           12,509     13,736     15,530      14,699
                                    --------   --------   --------    --------

CASH  AT END OF PERIOD              $ 10,370   $ 13,874   $ 10,370    $ 13,874
                                    ========   ========   ========    ========

(1) Financial data for all periods have been restated to reflect the acquisitions of American Telcom Corp. of Georgia, Inc. and Access West, Inc. in May 1995, each accounted for as a pooling of interests.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--INCOME PER SHARE

Primary income per share is based on the weighted average number of common shares outstanding during each period and common stock equivalents.

NOTE C--RESTATEMENT FOR POOLING OF INTERESTS

The financial statements for all prior periods have been restated to include the accounts of American Telcom Corp. of Georgia, Inc. ("American Telcom") and Access West, Inc., ("Access West") which were acquired by the Company in separate pooling of interests transactions in May 1995, in which 279,081 total shares of Inter-Tel Common Stock were issued. Neither American Telcom nor Access West constituted a significant subsidiary as defined under the regulations. In the statements of income for the six months ended June 30, 1994 net sales increased by $5,816,000 and net income decreased by $68,000 as a result of the restatement. The restatement reduced earnings per share by $.02 per share for the six months ended June 30, 1994. In the statements of income for the three months ended March 31, 1995 net sales and net income increased by $3,905,000 and $26,000, respectively, as a result of the restatement. The restatement did not affect earnings per share for the period.

NOTE D--SPECIAL CHARGE

Net income in the three months and six months ended June 30, 1995 includes a special charge reflecting the costs associated with integrating the operations of the acquired companies. The special charge principally includes costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee terminations, and the write-off of intangible assets. Without this special charge, the Company would have reported net income of $2.1 million, or $.19 per share for the second quarter, an increase of 41% over net income of $1.5 million for the second quarter of 1994, and $3.9 million, or $.35 per share, in the six months ended June 30, 1995, an increase of 48.1% over net income of $2.7 million in the first six months of 1994.

PART I.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the second quarter of 1995 increased 19.6% to $36.3 million from $30.4 million in the second quarter of 1994. Net sales increased 21.3% to $70.9 million in the first six months of 1995 from $58.5 million in the first six months of 1994. For these periods, the increases were primarily attributable to increased shipments of AXXESS systems and software products through the Company's dealer network and direct sales offices, and an increase in sales of long distance services.

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                        Three Months Ended June 30,    Six Months Ended June 30,
                          1995               1994         1995             1994

Net Sales                100.0%             100.0%       100.0%           100.0%
Cost of Sales             58.4               59.6         59.0             60.7
                         -----              -----        -----            -----
Gross profit              41.6               40.4         41.0             39.3
Research and development   3.9                3.7          4.0              3.7
Selling, general and
  administrative          28.8               29.0         28.7             28.7
Special charge             3.6                --           1.9              --
                         -----              -----        -----            -----
Operating income           5.3                7.7          6.4              6.9
Interest and other income  0.7                0.5          0.8              0.5
Interest expense           0.1                0.1          0.1              0.1
Income taxes               2.2                3.1          2.7              2.8
                         -----              -----        -----            -----
Net income                 3.7                5.0          4.4              4.5
                         =====              =====        =====            =====

         Gross profit for the second quarter of 1995 increased 23.2% to $15.1 million from $12.3 million for the second quarter of 1994. Gross profit increased to $29.1 million, or 41.0% of net sales, in the first six months of 1995 from $23.0 million, or 39.3% of net sales, in the first six months of 1994. Gross margin increased during both periods primarily as a result of a higher percentage of sales derived from AXXESS systems and software, which was offset in part by a higher percentage of sales through dealers and increased sales of the company's long distance services.

         Research and development expenses for the second quarter of 1995 increased to $1.4 million from $1.1 million for the second quarter of 1994. Research and development expenses increased to $2.9 million, or 4.0% of net sales, in the first six months of 1995 from $2.1 million, or 3.7% of net sales, in the first six months of 1994. This increase in both comparable periods was primarily attributable to expenses relating to the introduction of new products, including the AXXESS version 3.0, the Inter-Tel Axxent and AxxessoryTalk version
3.0. The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses for the second quarter of 1995 increased 18.6% to $10.4 million from $8.8 million for the second quarter of 1994. Selling, general and administrative expenses increased to $20.3 million, or 28.7% of net sales, in the first six months of 1995 from $16.8 million, or 28.7% of net sales, in the first six months of 1994. This increase in absolute dollars in both periods was primarily attributable to the costs associated with hiring and training sales personnel throughout Inter-Tel's 25 direct sales offices. Higher sales commissions were also paid based upon increased levels of net sales. The Company expects that selling, general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net sales.

         Interest and other income in both periods consisted primarily of interest income.

         Net income for the second quarter was $1.3 million ($.12 per share) compared to net income of $1.5 million ($.14 per share) for the second quarter of 1994. Net income increased 17.3% to $3.1 million, or $.28 per share, in the first six months of 1995 from $2.7 million, or $.24 per share, in the first six months of 1994. Net income in both periods includes a special charge of approximately $815,000, or $.07 per share, reflecting the costs associated with integrating the operations of the two acquired companies. The special charge principally includes costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee terminations, and the write-off of intangible assets. Without this special charge, the Company would have reported net income of $2.1 million, or $.19 per share for the second quarter, an increase of 41% over net income of $1.5 million for the second quarter of 1994, and $3.9 million, or $.35 per share, in the six months ended June 30, 1995, an increase of 48.1% over net income of $2.7 million in the first six months of 1994.

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

Liquidity and Capital Resources

         The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivables and inventories. During the first six months of 1995, accounts receivable and inventories increased approximately $9.1 million. This increase was principally funded by operating cash flow and existing cash balances. The Company also expended approximately $4.0 million during the first six months of 1995 for property and equipment. The Company intends to continue to make significant capital expenditures through the end of 1995, principally relating to the implementation of the Company's new MIS systems. At June 30, 1995, the Company had $10.4 million in cash and equivalents, which represents a decrease of approximately $5.0 million from December 31, 1994.

         The Company has a loan agreement with Bank One, Arizona, N.A. This agreement provides for a $5.0 million, unsecured, revolving line of credit, which is being used primarily to support international letters of credit to suppliers. Outstanding balances bear interest at the bank's prime rate. In the fourth quarter of 1993, the Company repaid all long and short term debt from a portion of the net proceeds received from its 1993 public offering. The remaining proceeds were added to working capital.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $27.0 million and $19.9 million remain unbilled at June 30, 1995 and December 31, 1994, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

         The Company believes that its working capital and credit facilities, together with the net proceeds from its recently announced pending public offering and cash generated from operations, will be sufficient to fund purchases of capital equipment, finance any cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM l.  LEGAL PROCEEDINGS--Not Applicable

ITEM 2.  CHANGES IN SECURITIES--Not Applicable

ITEM 3.  DEFAULTS ON SENIOR SECURITIES--Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On April 27, 1995, at the Company's annual meeting of shareholders, the shareholders of the Company elected the following directors, each of whom was a nominee of the Company:

         Name                                         Votes For   Votes Withheld
         ----                                         ---------   --------------

         Steven G. Mihaylo                            7,976,288            1,775
         Gary D. Edens                                7,976,288            1,775
         Maurice H. Esperseth                         7,976,288            1,775
         C. Roland Haden                              7,976,288            1,775
         Norman Stout                                 7,976,288            1,775
         Kathleen R. Wade                             7,976,288            1,775

ITEM 5.  OTHER INFORMATION

         In May 1995, American Telcom Corp. of Georgia, Inc. and Access West, Inc. were acquired by the Company in two separate pooling of interests transactions. A total of 279,081 shares of Inter-Tel Common Stock was exchanged for all the outstanding common stock of American Telcom Corporation of Georgia, Inc. and Access West, Inc. Neither of these corporations met the criteria of a significant subsidiary under the regulations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         Exhibit 11.1 - Computation of Earnings Per Share

         Exhibit 27.1 - Financial Data Schedule for June 30, 1995

         Exhibit 27.2 - Financial Data Schedules (Restated) for March 31, 1995
                        and December 31, 1994

         Reports on Form 8-K -- None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date August 9, 1995                 Steven G. Mihaylo
     -----------------              ----------------------------------
                                    Steven G. Mihaylo,
                                    Chairman of the Board
                                    and Chief Executive Officer


Date August 9, 1995                 Kurt R. Kneip
     -----------------              ----------------------------------
                                    Kurt R. Kneip,
                                    Vice President
                                    and Chief Financial Officer