Form 10-Q
period 1995-09-30
INTER TEL INC
filed 1995-11-13
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                   FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
 September 30, 1995                                              0-10211


                            INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                            7300 West Boston Street
                          Chandler, Arizona 85226-3224

                                 (602) 961-9000

                                 --------------


                                  Common Stock

            (12,760,681 shares outstanding as of September 30, 1995)

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

                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--September 30,             3
              1995 and December 31, 1994

              Condensed consolidated statements of income--three               4
              and nine months ended September 30, 1995 and September 30, 1994

              Condensed consolidated statements of cash flows                  5
              --three and nine months ended September 30, 1995 and September 30, 1994

              Notes to condensed consolidated financial                        6
              statements--September 30, 1995

Item 2.       Management's Discussion and Analysis of Financial                8
              Condition and Results of Operations

PART II. OTHER INFORMATION                                                    12

SIGNATURES                                                                    13

EXHIBIT 11.1                                                                  14

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)  (1)


(In thousands)                                      September 30,   December 31,
                                                        1995            1994
                                                    ----------------------------
ASSETS
CURRENT ASSETS
   Cash                                                $  38,452      $  15,530
   Accounts receivable - net                              23,583         16,895
   Inventories                                            20,711         15,567
   Net investment in sales-leases                          3,744          1,613
   Prepaid expenses and other assets                       3,532          4,176
                                                       ---------      ---------
   TOTAL CURRENT ASSETS                                   90,022         53,781

PROPERTY & EQUIPMENT                                      10,209          6,008
OTHER ASSETS                                               8,860          7,629
                                                       ---------      ---------
                                                       $ 109,091      $  67,418
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                    $   6,699      $   5,534
   Other current liabilities                              12,256         11,002
                                                       ---------      ---------
   TOTAL CURRENT LIABILITIES                              18,955         16,536

OTHER LIABILITIES                                          8,173          5,784
SHAREHOLDERS' EQUITY
   Common stock                                           58,567         27,435
   Retained earnings                                      23,626         18,049
   Equity adjustment for foreign currency
      translation                                            (45)          (122)
                                                       ---------      ---------
                                                          82,148         45,362
   Less receivable from Employee Stock
      Ownership Trust                                       (185)          (264)
                                                       ---------      ---------

   TOTAL SHAREHOLDERS' EQUITY                             81,963         45,098
                                                       ---------      ---------
                                                       $ 109,091      $  67,418
                                                       =========      =========


(1) Financial  data  for  all  periods   have  been   restated  to  reflect  the
      acquisitions of American Telcom Corp. of Georgia, Inc. and Access West, Inc. in May 1995, each accounted for as a pooling of interests.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (1)


(In thousands except                          Three Months                Nine Months
 per share amounts)                       Ended September 30,         Ended September 30,
                                           1995         1994           1995         1994

NET SALES                               $  37,760    $  30,237    $ 108,654       $  88,702
   Cost of sales                           22,106       18,481       63,936          53,989
                                        ---------    ---------    ---------       ---------
GROSS PROFIT                               15,654       11,757       44,718          34,714
                                        ---------    ---------    ---------       ---------

   Research & development                   1,488        1,127        4,368           3,262
   Selling, general and administrative     10,675        8,726       31,017          25,495
   Special charge                              --           --        1,315 (2)          --
                                        ---------    ---------    ---------       ---------
                                           12,163        9,853       36,700          28,757
                                        ---------    ---------    ---------       ---------

OPERATING INCOME                            3,491        1,904        8,018 (2)       5,957

   Interest and other income                  499          256        1,064             541
   Interest expense                           (14)         (34)         (91)            (96)
                                        ---------    ---------    ---------       ---------

INCOME BEFORE INCOME TAXES                  3,976        2,126        8,991 (2)       6,402

INCOME TAXES                                1,508          810        3,414           2,435
                                        ---------    ---------    ---------       ---------

NET INCOME                              $   2,468    $   1,317    $   5,577 (2)   $   3,967
                                        =========    =========    =========       =========

NET INCOME PER SHARE                    $    0.20    $    0.12    $    0.48 (2)   $    0.37
                                        =========    =========    =========       =========
Average number of common
   shares outstanding                      12,295       10,820       11,518          10,839
                                        =========    =========    =========       =========


(1) Financial  data  for  all  periods   have  been   restated  to  reflect  the
      acquisitions  of American  Telcom Corp. of Georgia,  Inc. and Access West,
      Inc. in May 1995, each accounted for as a pooling of interests.

(2) Operating income includes a special charge of $1,315,000,  which reduced net income by $815,000,  or $.07 per share.  This special charge  reflects the costs  associated  with  integrating  the  operations  of the two acquired companies.  Without this special  charge,  the Company would have reported
      operating  income  of  approximately   $9.3  million  and  net  income  of
      approximately  $6.4 million,  or $.55 per share,  in the nine months ended
      September 30, 1995.


INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                     Three Months              Nine Months
                                                  Ended September 30,       Ended September 30,
                                                  -------------------       -------------------
(In thousands)                                     1995         1994         1995         1994
                                                   ----         ----         ----         ----
OPERATING ACTIVITIES
  NET INCOME                                     $  2,468    $  1,317    $  5,577    $  3,967
  Adjustments to reflect operating activities:
    Depreciation and amortization                     583         608       1,691       1,377
    Changes in operating assets and liabilities    (5,471)       (531)    (13,157)     (5,174)
    Other                                           1,561         975       3,562       2,252
                                                 --------    --------    --------    --------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                             (859)      2,369      (2,327)      2,422

INVESTING ACTIVITIES
  Proceeds from disposal of property
    and equipment                                       5          16           6          21
  Additions to property and equipment              (1,891)     (1,600)     (5,889)     (2,603)
                                                 --------    --------    --------    --------
  NET CASH USED IN INVESTING
    ACTIVITIES                                     (1,886)     (1,584)     (5,883)     (2,582)

FINANCING ACTIVITIES
  Net proceeds from sale of common stock           30,664           0      30,664           0
  Proceeds from exercise of stock options             163          43         468         163
                                                 --------    --------    --------    --------
  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                     30,827          43      31,132         163
                                                 --------    --------    --------    --------

  INCREASE IN CASH                                 28,082         828      22,922           3

CASH AT BEGINNING OF PERIOD                        10,370      13,874      15,530      14,699
                                                 --------    --------    --------    --------

CASH AT END OF PERIOD                            $ 38,452    $ 14,702    $ 38,452    $ 14,702
                                                 ========    ========    ========    ========



INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form l0-K for the year ended December 31, 1994.

NOTE B--INCOME PER SHARE

Primary income per share is based on the weighted average number of common shares outstanding during each year and common stock equivalents.

 NOTE C--RESTATEMENT FOR POOLING OF INTERESTS

The financial statements for all prior periods have been restated to include the accounts of American Telcom Corp. of Georgia, Inc. ("American Telcom") and Access West, Inc., ("Access West") which were acquired by the Company in separate pooling of interests transactions in May 1995, in which 279,081 total shares of Inter-Tel Common Stock were issued. Neither American Telcom nor Access West constituted a significant subsidiary as defined under the regulations. In the statements of income for the nine months ended September 30, 1994 net sales increased by $8,724,000 and net income decreased by $102,000 as a result of the restatement. The restatement reduced earnings per share by $.02 per share for the nine months ended September 30, 1994. In the statements of income for the three months ended March 31, 1995 net sales and net income increased by $3,905,000 and $26,000, respectively, as a result of the restatement. The restatement did not affect earnings per share for the period.


NOTE D - SPECIAL CHARGE

Year-to-date net income includes a special charge reflecting the costs associated with integrating the operations of American Telcom and Access West. The special charge, taken during the second quarter of 1995, principally includes costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee reductions, and the write-off of intangible assets.

PART I.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

         Net sales for the third quarter of 1995 increased by $7.5 million or 24.9% over the same quarter of 1994. The increase was primarily attributable to increased shipments through the Company's direct dealer network and long distance operations. For the nine months ended September 30, 1995, net sales increased by $20.0 million or 22.5% over net sales for the nine months ended September 30, 1994. For these periods, the increases were primarily attributable to increased shipments of AXXESS systems and software products through the Company's dealer network and direct sales offices, and an increase in sales of long distance services.

         Percentages to net sales for other operating accounts were as follows:

                                       Three Months              Nine months
                                    Ended September 30,      Ended September 30,
                                    1995          1994       1995          1994
                                    ----          ----       ----          ----

         Net sales                 100.0%       100.0%       100.0%       100.0%
         Cost of sales              58.5         61.1         58.8         60.9
                                   -----        -----        -----        -----
         Gross profit               41.5         38.9         41.2         39.1
         Research and
          development                3.9          3.7          4.0          3.7
         Selling, general
          and administrative        28.3         28.9         28.5         28.7
         Special charge              --           --           1.2          --
                                   -----        -----        -----        -----
         Operating income            9.3          6.3          7.4          6.7
         Interest and other
          income                     1.3          0.8          1.0          0.6
         Interest expense            0.0          0.1          0.1          0.1
         Income taxes                4.0          2.7          3.1          2.7
                                   -----        -----        -----        -----
         Net income                  6.6          4.4          5.2          4.5
                                   -----        -----        -----        -----

         Gross profit for the third quarter of 1995 increased 33.2% to $15.7 million from $11.8 million of the third quarter of 1994. Gross profit increased to $44.7 million, or 41.2% of net sales, in the first nine months of 1995 from $34.7 million, or 39.1% of net sales, in the first nine months of 1994. Gross margin increased during both periods primarily as a result of a higher percentage of sales derived from AXXESS systems and software, which was offset in part by a higher percentage of sales through dealers and increased sales of the company's long distance services.

         Research and development expenses for the third quarter of 1995 increased to $1.5 million from $1.1 million for the third quarter of 1994. Research and development expenses increased to $4.4 million, or 4.0% of net sales, in the first nine months of 1995 from $3.3 million, or 3.7% of net sales, in the first nine months of 1994. This increase in both comparable periods was primarily attributable to expenses relating to the introduction of new products, including the AXXESS version 3.0, the Inter-Tel Axxent and AxxessoryTalk version
3.0. The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop new and enhance existing technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses for the third quarter of 1995 increased 22.3% to $10.7 million from $8.7 million for the third quarter of 1994. Selling, general and administrative expenses increased to $31.0 million, or 28.5% of net sales, in the first nine months of 1995 from $25.5 million, or 28.7% of net sales, in the first nine months of 1994. This increase in absolute dollars in both periods was primarily attributable to the costs associated with hiring and training sales personnel throughout Inter-Tel's direct sales offices. Higher sales commissions were also paid based upon increased levels of net sales. The Company expects that selling, general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net sales.

         Interest and other income in both periods consisted primarily of interest income.

         Interest expense during 1995 has been virtually eliminated and other income increased principally as a result of the temporary investment of the net proceeds from public offerings of common stock in late 1993 and during August, 1995.

         Net income for the third quarter of 1995 was $2.5 million ($.20 per share) compared to net income of $1.3 million ($.12 per share) for the third quarter of 1994, an increase of 87.5%. Net income increased 40.6% to $5.6 million, or $.48 per share, in the first nine months of 1995 from $4.0 million, or $.37 per share, in the first nine months of 1994. Year-to-date net income includes a special charge of approximately $815,000, or $.07 per share, reflecting the costs associated with integrating the operations of the two acquired companies. The special charge, taken during the second quarter of 1995, principally includes costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee reductions, and the write-off of intangible assets. Without this special charge, the Company would have reported net income of $6.4 million, or $.55 per share, in the nine months ended September 30, 1995, an increase of 60% over net income of $4.0 million in the first nine months of 1994.

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

Liquidity and Capital Resources

         The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivables and inventories. During the first nine months of 1995, accounts receivable and inventories increased approximately $11.8 million. This increase was principally funded by operating cash flow and existing cash balances. The Company also expended approximately $5.9 million during the first nine months of 1995 for property and equipment. The Company intends to continue to make significant capital expenditures through the end of 1995, principally relating to the implementation of the Company's new MIS systems. At September 30, 1995, the Company had $38.5 million in cash and equivalents, which represents an increase of approximately $22.9 million from December 31, 1994.

         The Company has a loan agreement with Bank One, Arizona, N.A. This agreement provides for a $5.0 million, unsecured, revolving line of credit, which is being used primarily to support international letters of credit to suppliers. Outstanding balances bear interest at the bank's prime rate. In the fourth quarter of 1993, the Company repaid all long and short term debt from a portion of the net proceeds received from its 1993 public offering. The remaining proceeds were added to working capital. During the third quarter of 1995, the Company completed another secondary stock offering. A portion of the net proceeds may be used to finance strategic acquisitions or corporate alliances. The Company intends to use the balance of the net proceeds primarily for working capital, capital expenditures relating to the upgrade of infrastructure and other general corporate purposes.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $30.8 million and $19.9 million remain unbilled at September 30, 1995 and December 31, 1994, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS--Not Applicable

ITEM 2.  CHANGES IN SECURITIES--Not Applicable

ITEM 3.  DEFAULTS ON SENIOR SECURITIES--Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
         HOLDERS--Not Applicable

ITEM 5.  OTHER INFORMATION--Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

           11.1 -- Computation of Per Share Earnings

           Exhibit 27.1 - Financial Data Schedule for September 30, 1995


         Reports on Form 8-K -- None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTER-TEL, INCORPORATED


Date November 13, 1995                      Steven G. Mihaylo
     -----------------                      ----------------------------------
                                            Steven G. Mihaylo, Chairman of the
                                            Board and Chief Executive Officer


Date November 13, 1995                      Kurt R. Kneip
     -----------------                      ----------------------------------
                                            Kurt R. Kneip, Vice President and
                                            Chief Financial Officer