Form 10-K
period 1995-12-31
INTER TEL INC
filed 1996-03-29
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                            Commission File Number:
     December 31, 1995                                       0-10211

                             INTER-TEL, INCORPORATED

Incorporated in the State of Arizona                  I.R.S. No. 86-0220994

                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900
                       ----------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
              (12,780,724 shares outstanding as of March 22, 1996)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price in NASDAQ National Market System on March 22, 1996, was approximately $167,000,000. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

         Materials have been incorporated by reference into this Report from the following documents: (1) materials from the registrant's Proxy Statement relating to its 1995 Annual Meeting of Shareholders have been incorporated by reference into Part III and Part IV and (2) documents from the registrant's Form S-1 Registration Statements (Nos. 2-70437 and 33-70054), Form S-3 Registration Statements (Nos. 33-58161, 33-61437 and 333-01735), Form S-8 Registration Statements (Nos. 2-94805, 33-40353 and 33-73620), Annual Reports on Form 10-K for the years December 31, 1984 and 1988, and current reports on Form 8-K dated July 17, 1987, August 3, 1988 have been incorporated by reference into Part IV,
Item 14. Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Part II.

                             INTER-TEL, INCORPORATED
                          1995 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                          Page

Item 1        Business                                                       4
Item 2        Properties                                                    19
Item 3        Legal Proceedings                                             19
Item 4        Submission of Matters to a Vote
              of Security Holders                                           19

                                     PART II

Item 5        Market for the Registrant's Common Stock
              and Related Stockholder Matters                               20
Item 6        Selected Financial Data                                       22
Item 7        Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                    23
Item 8        Financial Statements and Supplementary
              Data                                                          29
Item 9        Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                        43

                                    PART III

Item 10       Directors and Executive Officers of the
              Registrant                                                    43
Item 11       Executive Compensation                                        43
Item 12       Security Ownership of Certain Beneficial
              Owners and Management                                         43
Item 13       Certain Relationships and Related
              Transactions                                                  43

                                     PART IV

Item 14       Exhibits, Financial Statement Schedule
              and Reports on Form 8-K                                       44

                                     PART I

ITEM 1.  BUSINESS

The Company

         Inter-Tel is a single point of contact, full service provider of digital communication platforms, computer telephone integration (CTI), unified messaging software, long distance and network services, network and data products and leasing services. Because of the modular design and high level of software content in the Company's products, including its AXXESS and Inter-Tel Axxent systems, customers can readily increase the size and functionality of their systems as their future telecommunications needs change.

         The Company has developed a broad distribution network of direct sales offices, dealers and value added resellers (VARs) which sell the Company's products to small-to-medium-size organizations and to divisions or departments of larger organizations, including Fortune 500 companies, large service organizations and governmental agencies. The Company has 25 direct sales offices in the United States, one in the United Kingdom, one in Japan and a growing network of hundreds of dealers and VARs who purchase directly from the Company. The Company is also in the process of expanding its international dealer network.

         The Company's strategy is to offer to its customers, through a broad distribution network, the Total Solution for their communications needs--a single source for their full range of telephony requirements, and to provide to its market segment, on a cost-effective basis, advanced technologies that have achieved acceptance in the market for larger systems.

Industry Background

          Recent changes in telecommunication laws should help to define the focus of information services in the future. The Telecommunication Act of 1996 and AT&T's announcement that it will divide itself into three enterprises will have an impact on the communication industry. The Telecommunication Act of 1996 opens the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can offer telephone services and Internet access.

         These events injected an element of confusion into the market. This should provide an opportunity for Inter-Tel to offer additional products and services to its customers and to supply solutions to a fragmented marketplace. Because of the complex communication offerings available today, customers should benefit from a single source solution. Inter-Tel's philosophy is to provide this total communication solution through its offering of advanced products and services, and to provide the technologies that companies seek to eliminate the confusion and expense of dealing with multiple vendors.

Products and Services

         The company's broad spectrum of products and services span six market segments, including:

      Digital Communication Platforms
      Computer Telephone Integration
      Voice Processing and Unified Messaging Software
      Network Services and Long Distance
      Network and Data Products
      Flexible Financing

Digital Communication Platforms

         Inter-Tel offers an extensive line of digital communication platforms and software to meet the requirements of small-to-medium-sized companies. The Inter-Tel Axxent and AXXESS incorporate the power and flexibility of Computer
Telephone Integration (CTI) technology. Using this technology, companies can tailor applications to enhance their operations.

         Because Inter-Tel's digital communication platforms conform to established computer telephony industry standards such as MAPI, TAPI and TSAPI and interface standards such as MVIP and SCSA, customers can choose from a variety of either system level or desktop applications. In addition, advanced digital services, including T-1 and Integrated Services Digital Network ("ISDN"), are used with Inter-Tel's platforms, providing some of the best combinations of services available.

         AXXESS

         The Company commenced commercial shipments of the AXXESS system in the fourth quarter of 1993. In 1994, the Company released AXXESS version 2.0, a system that supports a total of 12 to 120 telephones and trunk lines. AXXESS version 3.0, released in the third quarter 1995, expanded the system to 256 ports and enhanced the AXXESSORY Talk voice processing system by adding fax applications. AXXESS version 4.0, scheduled for release second quarter 1996, will expand the system to 512 ports and add such advanced capabilities as primary rate ISDN support, integrated call recording and voice prompts in multiple languages. The suggested retail price for the AXXESS system ranges from approximately $10,000 to $400,000.

         The system incorporates fully-digital processing and transmission to the desktop and open architecture interfaces which allow the system to be integrated with and controlled by attached computers such as PCs and workstations. The system incorporates over one million lines of proprietary, object-oriented C++ software developed by the Company, which facilitates upgrades and incorporation of additional features and functionality.

         AXXESS system telephones incorporate user-friendly, 6 by 16 character LCD displays with menu keys that permit the user to select from multiple menu choices or access additional menu screens. AXXESSORY Talk, the integrated voice processing application, permits push-button selection of voice processing commands to appear on the LCD display, as well as voice-prompted selections through the telephone keypad. Version 4.0 of the system is multi-lingual, offering English or Japanese voice prompts and LCD displays and allowing the user to switch from one language to the other. Additional languages can be added in the future.

         The open architecture interface permits tight integration with a PC or workstation system bus, using several industry-standard interfaces to provide efficient access to voice processing and other applications on the PC or workstation. Applications include database look-up (which utilizes Caller-ID information to retrieve customer information automatically from a computerized database), automated attendant, interactive voice response, automatic call distribution (which queues and prioritizes incoming calls), and call accounting (which permits the monitoring of telephone usage and toll cost). The AXXESS system is managed through a Microsoft Windows-based interface on a PC to facilitate installation, system configuration and programming.

         The AXXESS system utilizes advanced software to configure and utilize real-time digital signal processing ("DSP") semiconductor components incorporated into the system hardware. The use of DSPs and related software lowers system costs, permits higher functionality and increases system flexibility. For example, DSPs can be configured by the system manager for different combinations of speakerphones, conference capabilities and other
DSP-based facilities. The system's speakerphones incorporate full-duplex technology, which permits speakerphones to transmit in both directions at the same time without the necessity to override one speaker's voice to prevent feedback interference.

         The AXXESS software is written in a high-level, object-oriented language which can operate on many commonly used processors. Accordingly, the software can be readily ported to other hardware platforms. The Company intends to port the AXXESS software to faster microprocessors which will permit the AXXESS to grow to a much larger size, in order to enhance the functionality and performance of these larger systems and to permit a migration path from the smaller AXXESS system as a customer's system requirements increase.

         Inter-Tel Axxent

         The Company introduced its newest product line, the Inter-Tel Axxent, in the third quarter of 1995. The system supports 16 lines and 8 trunks. Software version 2.0, scheduled to be released third quarter 1996, will increase the system capacity to 24 lines and 12 trunks. Small businesses are demanding advanced telephony applications formerly reserved only for large corporations. The Inter-Tel Axxent is designed to bring many of the advanced features and functionality of the AXXESS system to smaller installations on a cost-effective basis while enabling users to migrate to an AXXESS system as their telecommunications needs evolve. The Inter-Tel Axxent provides leading edge capabilities such as computer telephone integration, DSP technology, real-time ACD reporting, and integrated voice processing. Housed in a compact PC type mid-tower, the Inter-Tel Axxent platform also offers the convenience of a default database so the system is fully operational as soon as it is plugged in. Basic database programming can also be performed through the digital telephone terminals. The system is sold through direct sales offices and direct dealers to professional businesses such as doctors, lawyers, and architects. The suggested retail price ranges from approximately $3,000 to $20,000.

         In addition to its line of digital communication platforms, the Company continues to have success in its direct sales offices and dealer distribution channels with its traditional IMX and G-Series family of products. These products economically bring advanced communication services to the company's customers, however, without the advantages of the open architecture capabilities of the AXXESS and Inter-Tel Axxent. These products include:

      GLX and GLX+
      GMX-48
      IMX 1224/2448/2460
      IMX/GMX 256
      IMX/GMX 416/832

         Inter-Tel also distributes other leading telecommunications products from its Factored Products Division through its direct sales offices, dealers and VARs. Factored Products represents products that Inter-Tel has endorsed as the leading communications peripherals utilized in many day-to-day functions. Businesses require telecommunications products to provide increased productivity, ease of operations and reliability. Many of these products interface with Inter-Tel telephone systems. Inter-Tel's product selection consists of videoconferencing, battery backup, headsets, surge protection, paging equipment, wireless communications and data multiplexers.

Computer Telephone Integration (CTI)

         CTI technology links two of the most important business tools -- the computer and the telephone -- into one seamless environment for the communication needs of a company. CTI technology allows users to perform multiple tasks, from data handling to answering telephone calls, on the desktop PC. Inter-Tel is bringing CTI technology to many diverse companies through desktop and system level applications. Its advanced communication platforms enable users to process calls using their PC and Windows interface.

         AXXESSORY Connect software provides a Windows interface for the AXXESS platform, allowing users to answer phone calls from their desktop PCs. Using the desktop interface, AXXESSORY Connect provides industry standard protocols to integrate with other Windows applications such as personal information managers. Incoming calls will trigger a "screen pop" containing customer records or other pertinent information to a user, reducing wait times and enhancing customer service. Inter-Tel is working with a number of third party software developers to create a seamless working environment for database, personal organizer and terminal emulation programs with AXXESSORY Connect.

         In addition, system level applications can help companies manage calls at peak efficiency. Automatic Call Distribution, for example, routes incoming calls, based on various criteria, to call center agents. It also collects, analyzes and reports real-time call-processing information.

         The market for CTI is rapidly expanding. As CTI technology becomes more widespread, Inter-Tel will continue to work to create products and services that are intended to help companies increase their productivity.

Voice Processing and Unified Messaging Software

         The manner in which companies process their information can be as important as the information itself. Inter-Tel has developed its own voice processing software that integrates tightly with communication platforms.

         Inter-Tel offers the following voice processing platforms to work with its communication platforms: AXXESSORY Talk, Axxent Talk, and the IVX500. All three platforms include the open, industry-standard Multi-Vendor Interface Protocol ("MVIP"), a standard for connecting multi-vendor PC-based boards in voice processing, data switching and video applications. AXXESSORY Talk also offers a fax back feature, which allows customers to have documents faxed to them, freeing employees from spending valuable time at the fax machine.

         As the need to merge different types of messages continues to evolve, Inter-Tel is developing unified messaging software. Unified messaging software integrates e-mail, fax and voice mail through one universal in-box at both the PC and the phone. Using a Graphical User Interface (GUI) such as Windows, users are able to see and control all of the different types of messages they have received.

         Inter-Tel is developing unified messaging software to work in conjunction with the Microsoft Exchange messaging client, which is included with Windows 95. Inter-Tel's software will conform to the Messaging Application Programming Interface (MAPI) standard developed by Microsoft and will work with the AXXESSORY Talk digital voice processing platform.

         The first release, scheduled for 1996, will provide users with access to voice mail from their PCs and will be used in conjunction with Microsoft Exchange and a GUI media player to play back messages. The system will have the ability to pull voice messages over to the PC as an object, allowing the user to embed voice messages into e-mail or fax messages.

         Unified messaging should provide the flexibility to retrieve messages anywhere from a phone or a PC connected to a modem.

Network Services and Long Distance

         Effective communication begins with effective network services. These services include domestic and international long distance, dedicated services such as T-1 and ISDN, and videoconferencing, which can enhance the way a company sends and receives information. Inter-Tel provides these services and more through its NetSolutions division.

         Using digital fiber optic technology and high capacity T-1, 56K and ISDN facilities, NetSolutions provides advanced telecommunication solutions. Also, as part of its long distance service, Inter-Tel NetSolutions offers a feature-rich calling card that can be used worldwide. Offering both cost efficiency and reliability, the NetSolutions calling card provides the convenience and features of its long distance services. One telephone call accesses the network, and individual account codes help track calls for easy account management.

         In addition, Inter-Tel NetSolutions offers call accounting services which feature detailed invoices and customized reports that can help customers identify individual costs, potential needs and specific calling patterns. Each month, customers can receive three reports--area code summary, traffic summary, and frequently called numbers--in addition to their billing statement. Specialized management reports are also available that address many diverse business needs.

         As company travel budgets continue to shrink, videoconferencing is also becoming more accepted in today's business environment. Videoconferencing services can help companies save time and money by reducing business travel and allowing for fast, efficient decision-making. Along with group and desktop platforms offered by Inter-Tel's Factored Products division, NetSolutions provides videoconferencing network services including ISDN, Switched 56, and T-1 to businesses of any size.

Network And Data Products

         Inter-Tel's networking solutions connect computers within a building or across the country. Local Area Networks (LANs) and Wide Area Networks (WANs) are the means by which data and communication are relayed throughout organizations.

         Inter-Tel designs, installs and services total communication and data packages, including LANs and WANs, that help companies effectively relay information. Inter-Tel has the resources and technology to get different types of equipment "talking" to each other. As the importance and quantity of data traffic has steadily increased, the successful transmission of data traffic has become the primary reason for companies to create strong, efficient LANs and/or WANs.

Flexible Financing

         Inter-Tel combines all of its products and services with a full range of affordable financing programs. With Inter-Tel, customers can acquire their telephony and computer platforms, software applications and services, as well as financing, all from a single source.

         Inter-Tel's Totalease program provides the customer with a total system solution at a fixed monthly cost. The Totalease includes full system maintenance and training, fixed equipment add-on and upgrade provisions, risk of loss, guaranteed renewal options and other services. With Totalease, Inter-Tel manages the responsibilities and risks associated with ownership of communications equipment. Customers can then focus their time on their business.

         Inter-Tel also offers a full line of lease purchase financing. Lease terms range from 24 to 84 months with $1.00, fixed and fair market value purchase options. In addition, Inter-Tel offers customized financing packages and new business leases for customers with special financial needs. By offering this type of financing to acquire Inter-Tel products and services, the customer can maintain a direct, long term relationship with Inter-Tel.

         Leasing is a viable option for businesses that want technology without paying up front acquisition costs. Inter-Tel's leasing programs provide a total solution at a set monthly cost, making advanced technology affordable.

Sales and Distribution

         The Company has developed a broad distribution network of direct sales offices, dealers and value added resellers (VARs) which market the Company's products to small to medium size organizations and divisions or departments of larger organizations. In the United States, the Company has 25 direct sales offices and a growing network of hundreds of dealers who purchase systems directly from the Company. Direct dealers are typically located in geographic areas in which the Company does not maintain direct sales offices. The Company is additionally pursuing distribution of its products through value added resellers (VARs). These resellers have traditionally sold complex data solutions to customers, and the Company is seeking to leverage this distribution to capitalize on the merging of the computer and telephony industries. The Company maintains a dealer support office and direct sales office in the United Kingdom and has a network of approximately 20 dealers in the United Kingdom and Europe. In addition, in 1993 the Company opened a dealer support office and direct sales office in Japan and is in the process of establishing dealers in Asia.

         The Company believes that its success depends in part upon the strength of its distribution channels and the ability of the Company to maintain close access to its end user customers. In recent periods, the Company has sought to improve its access to end user customers by effecting strategic acquisitions of resellers of telephony products and services in markets in which the Company has existing direct sales offices and in other strategic markets. To this end, in 1995 the Company acquired American Telcom Corp. of Georgia, Inc. and Access West, Inc.. The Company has expanded its direct sales office personnel from a total of 367 persons at December 31, 1991 to a total of 473 at December 31, 1995.

         The Company's sales through its direct sales offices as a percentage of total sales have increased slightly from 58.7% of net sales in 1992 to 59.1% of net sales in 1995. Sales to distributors, dealers, and VARs have decreased from 34.0% of net sales in 1992 to 31.5% of net sales in 1995. Sales through the Company's long distance and network services operation have increased from 3.9% of net sales in 1992 to 4.4% of net sales in 1995.

         Sales of systems through the Company's direct dealers typically generate lower gross margins than sales through the Company's direct sales organization, although direct sales typically require higher levels of sales, marketing, general and administrative expenses. Accordingly, the Company's margins may vary from period to period depending upon the mix of dealer and direct sales. Direct dealers and VARs typically enter into non-exclusive reseller contracts for a term of one or more years. The Company generally provides support and other services to the reseller pursuant to the terms of the agreement. The agreements often include requirements that the reseller meet or use its best efforts to meet minimum annual purchase quotas. The Company's experience is that dealers and VARs maintain low inventories of the Company's products and, accordingly, the Company has experienced insignificant stock rotation returns and price protection credits to date.

         International sales, which to date have been made through the Company's United Kingdom and Japan subsidiaries, accounted for approximately 1.7%, of net sales in 1995. In order to sell its products to customers in other countries, the Company must comply with local telecommunications standards. The Company's new AXXESS system can be readily altered through software modifications, which the Company believes will facilitate compliance with these local regulations. However, the Company has experienced delays in the United Kingdom in achieving final regulatory approval of its products. In addition, the AXXESS system has been designed to support multi-lingual functionality, and currently supports English and Japanese. The Company is presently establishing dealer networks in Japan and Asia and is expanding its dealer network in the United Kingdom and Europe.

Research and Development

         The Company's research and development efforts over the last several years have been focused primarily on developing new products like the Inter-Tel Axxent system, enhancing the CTI capabilities of the AXXESS product, as well as expanding the capacity of the Company's AXXESS and AxxessoryTalk systems. Current efforts are related to support of industry standard CTI interfaces, development of additional applications and features, and the development of a LAN-based Communications Server incorporating the Company's Call Processing and Voice Processing software. New applications under development include Primary and Basic Rate ISDN, telecommunications networking, and unified messaging software. The software-based architecture of the AXXESS system facilitates maintenance and support, upgrades, and incorporation of additional features and functionality.

         The Company had a total of 73 personnel engaged in research and development as of December 31, 1995. Research and development expenses were $5,763,517; $4,536,882 and $4,114,385 for 1995, 1994 and 1993, respectively.

Manufacturing

         The Company manufactures substantially all of its systems through third party subcontractors located in the United States, China, and the Philippines. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce telephone switches, telephones and printed circuit boards to the Company's engineering specifications and designs. The suppliers also inspect and test the equipment before delivering them to the Company, which performs systems integration, software loading, final testing and shipment. The Company maintains written agreements with its principal suppliers. The Company provides a forecast schedule to its suppliers and revises the forecast on a periodic basis.

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

Customer Service and Support

         The Company believes that customer service and support is a critical component of customer satisfaction and the success of the Company's business. The Company operates a Technical Support "hotline" to provide a full range of telephone support to its distributors, dealers and end user customers, free of charge through a toll-free number. The Company also provides on-site customer support and, through remote diagnostic procedures, has the ability to detect and correct system problems from its Technical Support facilities.

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

Quality

         The Company believes that the quality of its systems, customer service and support, and other aspects of its organization is a critical element of meeting the needs of its customers. Through its Quality First continuous improvement process initiated in 1991, Inter-Tel implements quality processes throughout its business operations. The Company has established formal procedures to ensure responsiveness to customer requests, to monitor response times and to measure customer satisfaction. The Company has also established means by which all end users, including customers of the Company's resellers, can make product enhancement requests directly to the Company. The Company supports its dealers and VARs through an extensive training program at the Company's facility and at dealer sites, a toll-free telephone number for sales and technical support, and the provision of end user marketing materials. The Company typically provides a one year warranty on its systems to end users. In manufacturing, the Company continuously monitors the quality of the products produced on its behalf by the Company's manufacturing subcontractors, and is extending the Company's Quality First continuous improvement process to its suppliers.

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

         The Telecommunication Act of 1996 and AT&T's announcement that it will divide itself into three enterprises will have an impact on competition in the communication industry. The Telecommunication Act of 1996 opens the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can offer telephone services and Internet access. These changes will increase competition in the communication industry and will create additional competition and opportunities in customer premise equipment as these new services and interfaces become available.

         In the market for voice processing applications, including voice mail, the Company competes against Centigram Communications Corporation, Octel Corporation, AVT and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI, US Sprint and other competitors, many of which have significantly greater resources than the Company. With the recent Telecommunications Act, the Company will also compete with RBOCs and cable companies for long distance business. Key competitive factors in the sale of telephone systems and related applications include performance, features, reliability, service and support, name recognition, distribution capability and price. The Company believes that it competes favorably in its markets with respect to the performance, features and price of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company, although the Company believes that it has developed a competitive distribution presence in certain markets, particularly those where the Company has direct sales offices. The Company expects that competition will continue to be intense in the markets addressed by the Company, and there can be no assurance that the Company will be able to continue to compete successfully.

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

Employees

         As of December 31, 1995, the Company had a total of 928 employees, of whom 739 were engaged in sales, marketing and customer support, 72 in quality, manufacturing and related operations, 73 in research and development, and 44 in finance and administration. The Company's future success will depend upon its ability to attract, retain and motivate highly qualified employees, who are in great demand. The Company believes that its employee relations are excellent.


              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                Age                 Position
----                                ---                 --------

Steven G. Mihaylo                   52                 Chairman of the Board of
                                                       Directors and Chief
                                                       Executive Officer
Thomas C. Parise                    41                 President and Chief
                                                       Operating Officer
Craig W. Rauchle                    40                 Executive Vice President
W. Kris Brown                       42                 Vice President
Michael J. Sargent                  46                 Vice President
Hiroshige Sugihara                  36                 Vice President
Ross McAlpine                       44                 President of Inter-Tel
                                                       Leasing, Inc.
Kurt R. Kneip                       33                 Vice President, Chief
                                                       Financial Officer, and
                                                       Secretary/Treasurer
Gary Edens                          54                 Director
Maurice H. Esperseth                70                 Director
C. Roland Haden                     55                 Director
Norman Stout                        38                 Director
Kathleen R. Wade                    42                 Director

         MR. MIHAYLO, the founder of the Company, has served as Chairman of the Board of Directors of the Company since September 1983, as President from March 1984 until December 1994, and as Chief Executive Officer of the Company since its formation in July 1969. Mr. Mihaylo also served as President of the Company from July 1969 until September 1983 and as Chairman of the Board of Directors from July 1969 to October 1982. Mr. Mihaylo also is a director of MicroAge, Inc. and Microtest, Inc.

         MR. PARISE was elected President of the Company in December 1994. He has been Senior Vice President of the Company since 1986. He is also President of Inter-Tel Integrated Services, Inc., a wholly owned research and development, manufacturing and distribution subsidiary of the Company. Mr. Parise joined the Company in 1981 and became Branch General Manager of the Phoenix Direct Sales Office in 1982. In 1983, he became the Mountain Regional Vice President, and in January 1985 he was appointed Vice President of Operations and Sales Support. Mr. Parise also is a director of Globe Business Resources, Inc.

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

         MR. SARGENT was promoted to Vice President, Marketing and Strategic Programs in January 1995. In this position, he is responsible for business development and strategic analysis of current practices with the goal of attaining substantial corporate growth. Mr. Sargent joined Inter-Tel in 1984 as a software design engineer and progressed through sales engineering and sales management, serving as the Director of Sales and Marketing for the past four years. Mr. Sargent holds a Bachelor of Science Degree in Computer Systems Engineering.

         MR. SUGIHARA has been Vice President of the Company and President of Inter-Tel Japan, Inc. since June 1993. Born in Osaka, Japan, Mr. Sugihara was employed by Forval Corporation, a publicly traded Japanese company, from 1984 to 1992 and in 1989 established Forval America, Inc., where he served as Vice President/Secretary/Treasurer and member of the Board of Directors.

         MR. MCALPINE has served as President of Inter-Tel Leasing, Inc., a wholly-owned subsidiary of the Company, since April 1993. He also served as Vice President of Inter-Tel Communications, Inc. from April 1991 to April 1992 and Treasurer since April 1992. He joined the Company in July 1991 when Inter-Tel acquired Telecommunications Specialists, Inc. Prior to joining Inter-Tel, Mr. McAlpine worked 17 years in the leasing and financial services industry. Mr. McAlpine holds an undergraduate degree in Accounting from Southwest Texas State University.

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

         MS. WADE was elected a director of the Company in April 1994. Ms. Wade is a former director and Co-Chief Executive Officer of Continental Homes Holding Corporation, having been employed by this multi-market production homebuilder and mortgage company and its predecessor from 1978 to 1995. In September 1995 Ms. Wade resigned from Continental Homes and is currently acting as a consultant to Continental Homes. Prior thereto, Ms. Wade, a Certified Public Accountant, was employed by Ernst & Ernst, an international accounting firm.

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

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters at 120 North 44th Street, Suite 200, Phoenix, Arizona pursuant to a lease that expires in 2000. It also maintains its distribution and support operations in an 85,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in 2008. In addition, the Company leases sales and support offices in a total of 25 locations in the United States and two locations overseas. The Company's aggregate monthly payments under these leases are currently $192,000. The Company believes that its existing facilities are adequate to meet its current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has no legal proceedings in process or pending for which it believes an unfavorable outcome would have a material adverse impact on the financial position of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters are submitted to a vote of security holders in addition to the proposal to elect the directors of Inter-Tel, Incorporated to serve for the ensuing year. Please refer to the 1995 Proxy Statement for detailed information regarding each of these proposals:

                               FIRST AMENDMENT TO
                      THE 1990 DIRECTORS STOCK OPTION PLAN
                                (Proposal No. 2)

Amend Section 4(b)(iii) of the Plan to read in full as follows:

"Each Eligible Director shall automatically receive, five (5) days after the date of his or her election or reelection in 1996 only, an Option to purchase 2,500 additional shares of the Company's Common Stock. Beginning in 1996, and continuing annually thereafter, each Eligible Director shall automatically receive, five (5) days after the meeting of the Board of Directors for the Company's third quarter of each year, an Option to purchase 2,500 additional shares of the Company's Common Stock."


                           Approval of the Adoption of
                   an Amendment to Article IX, Paragraph 1 of
                the Company's Restated Articles of Incorporation
                                (Proposal No. 3)

1. Paragraph 1 of Article IX of the Restated Articles of Incorporation is amended in its entirety to reads as follows:

         "The corporation shall indemnify any and all of its existing and former directors and officers to the fullest extent permitted by Arizona law; provided, however, that the corporation shall have the right to refuse indemnification in any instance in which the person to whom indemnification would otherwise have been applicable shall have unreasonably refused to permit the corporation, at its own expense and through counsel of its own choosing, to defend him or her in the action."

                           Approval of the Adoption of
                   an Amendment to Article IX, Paragraph 2 of
                the Company's Restated Articles of Incorporation
                                (Proposal No. 4)

2. Paragraph 2 of Article IX is amended in its entirety to read as follows:

         "Director Liability: The liability of a director or former director to the corporation or its shareholders shall be eliminated to the fullest extent permitted by Section 10-202.B.1 of the Arizona Revised Statutes. If the Arizona Business Corporation Act is amended to authorize corporate action further eliminating or limiting the liability of directors, the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the Arizona Business Corporation Act, as amended. Any repeal or modification of this Article IX, Paragraph 2 shall not adversely affect any right or protection of a director of the corporation existing hereunder with respect to any act or omission occurring prior to or at the time of such repeal."

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS

         Inter-Tel Common Stock is traded over-the-counter (symbol INTL) and since February 1983 has been included in the NASDAQ National Market System. As of February 1, 1996 there were of record approximately 1,000 shareholders of the Company's common stock. The Company believes there are approximately 2,000 additional beneficial holders of the Company's Common Stock. The following table sets forth high and low closing prices reported by NASDAQ.

         Inter-Tel has never paid a cash dividend on its common stock and presently does not intend to do so. Future dividend policy will depend on Company earnings, capital requirements for growth, financial conditions and other factors.
                 1995                      High              Low

                 First Quarter             13                6 7/8
                 Second Quarter            16 1/8            11 9/16
                 Third Quarter             19 3/4            14 7/8
                 Fourth Quarter            17 3/8            13 7/8

                 1994                      High              Low

                 First Quarter             12 1/8            8 5/8
                 Second Quarter            11                8 1/2
                 Third Quarter             10 1/8            7
                 Fourth Quarter            9 3/4             6

         Statements contained in this Form 10-K which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include fluctuations in customer demand, and timing and acceptance of new product introductions and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its most recent Form S-3, annual report and Proxy Statement filings.

--------------------------------------------------------------------------------
ITEM 6.   SELECTED FINANCIAL DATA

Financial Summary (1)
(In thousands, except
per share amounts and ratios)                        For the years ended December 31,


                                            1995          1994         1993         1992         1991

Net sales                                 $148,846     $122,617     $102,377      $87,211       $71,509

Cost of sales                               87,031       73,482       62,791       53,585        44,229
Research & development                       5,764        4,537        4,114        3,928         3,638
Selling, general and
   administrative                           42,609       35,785       29,032       24,545        21,521
Special charge                               1,315 (2)       --           --           --            --
-------------------------------------------------------------------------------------------------------
Operating income                            12,127 (2)    8,813        6,440        5,153         2,121
-------------------------------------------------------------------------------------------------------
Interest and other income                    1,674          904          282          664           515
Interest expense                              (101)        (120)        (445)        (727)         (944)
-------------------------------------------------------------------------------------------------------
Income before income taxes and
   discontinued operations,                 13,700 (2)    9,597        6,277        5,090         1,692
Income taxes                                 5,249        3,648        2,381        1,901           676
-------------------------------------------------------------------------------------------------------
Income from continuing
   operations                                8,451 (2)    5,949        3,896        3,189         1,016
Loss from discontinued
     operations                                 --           --           --           --        (5,148)
-------------------------------------------------------------------------------------------------------
Net income (loss)                           $8,451 (2)   $5,949       $3,896       $3,189      $ (4,132)
-------------------------------------------------------------------------------------------------------
Net Income (loss) per share:
Continuing operations                        $0.71 (2)    $0.55        $0.43        $0.37         $0.12
Discontinued operations                         --           --           --           --          (.61)
-------------------------------------------------------------------------------------------------------
Net income (loss)                            $0.71 (2)    $0.55        $0.43        $0.37        $ (.49)
-------------------------------------------------------------------------------------------------------
Average shares outstanding                  11,953       10,852        8,982        8,612         8,405
-------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                              $118,402      $67,418      $57,270      $37,568       $41,118
Working capital                             75,511       37,245       34,198       12,514         8,228
Long-term debt                                  --           --          188        2,184         6,007
Shareholders' equity                        85,045       45,098       38,542       19,382        16,806

-------------------------------------------------------------------------------------------------------
KEY RATIOS
Current ratio                                 4.39         3.25         3.32         1.87          1.49
Term debt/equity                                --           --           --         0.11          0.36
Return on equity-continuing operations        0.19         0.15         0.20         0.19          0.05
-------------------------------------------------------------------------------------------------------

(1)  Financial   data  for  all  periods  have  been  restated  to  reflect  the acquisitions of American Telcom Corp. of Georgia, Inc. and Access West, Inc. in May 1995, each accounted for as a pooling of interests.

(2) Operating income includes a special charge of $1,315,000, which reduced net income by $815,000, or $.07 per share. This special charge reflects the costs associated with integrating the operations of the two acquired companies. Without this special charge, the Company would have reported operating income of approximately $13.4 million and net income of approximately $9.3 million, or $.78 per share, in the year ended December 31, 1995.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
General

         Inter-Tel provides single point of contact, total communication solutions to small and medium sized businesses. Inter-Tel's products and services include digital communication platforms and software, computer telephone integration (CTI), unified messaging software, network services, network and data products, and flexible financing. The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol INTL.

         The Company has developed a network of direct sales offices, dealers and value added resellers (VARs) which sells the Company's products, and in recent periods the Company has focused on expanding its direct sales capabilities and its dealer and VAR network. The Company has effected a number of strategic acquisitions of resellers of telephony products and integrated these operations with its existing direct sales operations in the same geographic areas and in other strategic markets.

         Sales of systems through the Company's dealers and VARs typically generate lower gross margins than sales through the Company's direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, the Company's long distance and network services typically generate lower gross margins than sales of software and system products. Accordingly, the Company's margins may vary from period to period depending upon distribution channel and product mix. In the event that sales through dealers or sales of long distance services increase as a percentage of net sales, the Company's overall gross margin could decline. This is possible, because other high margins products, like software, could offset lower margin products.

         The Company's operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures and the availability and cost of products and components from the Company's suppliers. In addition, the Company is subject to seasonality in its operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively.

         The markets served by the Company have been characterized by rapid technological changes and increasing customer requirements. The Company has sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new products and applications. The Company's research and development efforts over the last several years have been focused primarily on developing new products like the Inter-Tel Axxent system, enhancing the CTI capabilities of the AXXESS digital communications platform, as well as expanding the capacity of the Company's AXXESS and AxxessoryTalk systems. Current efforts are related to support of industry standard CTI interfaces, development of additional applications and features, and the development of a LAN-based Communications Server incorporating the Company's Call Processing and Voice Processing software. New applications under development include Primary and Basic Rate ISDN, networking, and unified messaging. The software-based architecture of the AXXESS system facilitates maintenance and support, upgrades, and incorporation of additional features and functionality.

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

         Net sales of the Company have increased substantially in each of the past three years. Such increases were 21%, 20% and 17% in 1995, 1994 and 1993, respectively, over the preceding year. All periods have been restated to reflect the acquisitions of American Telcom Corp. of Georgia, Inc. and Access West, Inc. in May 1995. Each transaction was accounted for as a pooling of interests.

Results of Operations

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                  Year Ended December 31
                                               1995        1994         1993

      Net sales                               100.0%      100.0%       100.0%
      Cost of sales                            58.5        59.9         61.3
                                               ----        ----         ----
      Gross margin                             41.5        40.1         38.7
      Research and development                  3.9         3.7          4.0
      Selling, general and administrative      28.6        29.2         28.5
      Special charge                            0.9         0.0          0.0
                                                ---         ---          ---
      Operating income                          8.1         7.2          6.2
      Interest and other income                 1.1         0.7          0.3
      Interest expense                          0.1         0.1          0.4
      Income taxes                              3.4         3.0          2.3
                                                ---         ---          ---
      Net income                                5.7%        4.8%         3.8%
                                                ---         ---          ---

Year Ended December 31, 1995 Versus Year Ended December 31, 1994

         Net sales increased 21.4% to $148.8 million in 1995 from $122.6 million in 1994. Sales from direct sales offices accounted for approximately $9.7 million of the increase, with wholesale distribution sales increasing approximately $10.7 million. The remaining increases occurred in long distance sales and other operations.

         Gross profit increased to $61.8 million, or 41.5% of net sales in 1995 from $49.1 million, or 40.1% of net sales in 1994. This reflected the transition to the direct dealer network and the expansion of AXXESS software and systems sales.

         Research and development expenses increased to $5.8 million, or 3.9% of net sales in 1995 from $4.5 million, or 3.7% of net sales, in 1994. These expenses in both 1995 and 1994 were directed principally to the continued development of the AXXESS and Inter-Tel Axxent software and systems, unified messaging and voice processing software applications and CTI applications.

         Selling, general and administrative expenses increased to $42.6 million, or 28.6% of net sales in 1995, from $35.8 million, or 29.2% of net sales, in 1994. This reflected increased incentive and other compensation, costs associated with the implementation of new information systems, additional personnel to support the direct dealer network and expanded long distance operations, and expenses associated with expansion of operations of the Company's Asian subsidiary.

         Interest and other income increased in 1995 principally from the investment of the funds received from the August 1995 public offering and funds generated through operating cash flow.

         Net income increased 42.1% to $8.5 million, or $.71 per share, in 1995 after a special charge recognized in the second quarter, from $5.9 million, or $.55 per share, in 1994. Without the special charge, net income would have been $9.3 million, or $.78 per share, for the year. In addition, net income per share in 1995 is based on an additional 2 million average shares outstanding in August 1995, reflecting the 1995 public stock offering.

         The special charge reflects the costs associated with integrating the operations of American Telcom Corp. of Georgia, Inc. and Access West, Inc. The special charge principally includes costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee reductions and the write-off of intangible assets.

Year Ended December 31, 1994 Versus Year Ended December 31, 1993

         Net sales increased 19.8% to $122.6 million in 1994 from $102.4 million in 1993. The increase in net sales was primarily attributable to increased sales of telephone systems through the Company's direct sales offices and its dealer network. The remaining increases occurred in long distance sales and other operations. Wholesale shipments to the expanded direct dealer network more than offset decreased shipments to Premier Telecom. Shipments to this former private label distributor are no longer significant.

         Gross profit increased to $49.1 million, or 40.1% of net sales, in 1994 from $39.6 million, or 38.7% of net sales, in 1993. This increase in gross margins reflected the transition from Premier and other distributors to the direct dealer network and the expansion of AXXESS software and systems sales.

         Research and development expenses increased to $4.5 million, or 3.7% of net sales in 1994 from $4.1 million, or 4.0% of net sales, in 1993. These expenses in both 1994 and 1993 were directed principally to the continued development of the AXXESS software and systems and voice processing software applications.

         Selling, general and administrative expenses increased to $35.8 million, or 29.2% of net sales in 1994, from $29.0 million, or 28.5% of net sales, in 1993. This reflected increased incentive and other compensation, additional personnel to support the direct dealer network, and expenses associated with the start up of the Company's Asian subsidiary.

         Interest and other income increased in 1994 principally from the investment for a full year of the funds received in the 1993 public offering and funds generated through operating cash flow.

         Net income increased 52.7% to $5.9 million, or $.55 per share, in 1994 from $3.9 million, or $.43 per share, in 1993. Net income per share in 1994 is based on an additional 1.8 million average shares outstanding in 1994, reflecting the 1993 public stock offering.

Discontinued Operations

         In 1993, the Company sold a facility related to previously discontinued operations subject to remediation related to fuel tank leakage. The Company had reserved for such remediation approximately $400,000, which management believes is adequate to cover such possible costs.

 Inflation/Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or is expected to be moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and anticipated increased sales in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues, but international revenues are currently not significant.

Liquidity and Capital Resources

         The Company continues to expand its dealer network, which has required and is expected to require working capital for increased accounts receivable and inventories. During 1995, receivables and inventories increased approximately $17.7 million. This increase was principally funded by operating cash flow and existing cash balances. The Company also expended approximately $7.9 million during 1995 for property and equipment, principally relating to the implementation of the Company's new MIS systems. At December 31, 1995, the Company had $39.6 million in cash and equivalents, which represents an increase of approximately $24.0 million from December 31, 1994.

         The Company has a loan agreement with Bank One, Arizona, N.A. This agreement provides for a $5 million, unsecured, revolving line of credit, which is being used primarily to support international letters of credit to suppliers. Outstanding balances bear interest at the bank's prime rate. In August 1995, The Company received approximately $30.7 million from a public offering. The proceeds were used in 1995 for working capital, capital expenditures and other general corporate purposes. A portion of the net proceeds may be used to finance acquisitions of resellers of telephony products, other strategic acquisitions or corporate alliances. In the fourth quarter of 1993, the Company repaid all long and short term debt from a portion of the net proceeds received from its 1993 public offering. The remaining proceeds were added to working capital.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $37.3 million and $19.9 remain unbilled at December 31, 1995 and 1994, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

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

Impact of Recently Issued Accounting Standards

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP,  Independent Auditors

Shareholders and Board of Directors
Inter-Tel, Incorporated

We have audited the accompanying consolidated balance sheets of Inter-Tel, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inter-Tel, Incorporated and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                 /s/Ernst & Young LLP

Phoenix, Arizona
March 20, 1996

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

(In thousands)
--------------------------------------------------------------------------------

                                                         1995           1994

ASSETS
CURRENT ASSETS
Cash and equivalents                                   $ 39,577       $ 15,530
Accounts receivable, less allowances of
   $1,811  in 1995 and $1,172 in 1994                    29,635         16,895
Inventories, less allowances of $1,975 in
   1995 and $1,785 in 1994                               20,505         15,567
Net investment in sales-leases                            3,629          1,613
Prepaid expenses and other assets                         4,467          4,176

--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     97,813         53,781
PROPERTY, PLANT & EQUIPMENT                              11,773          6,008
OTHER ASSETS                                              8,816          7,629

--------------------------------------------------------------------------------
                                                      $ 118,402       $ 67,418

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                       $ 11,167       $  5,534
Other current liabilities                                11,135         11,002

--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                22,302         16,536

DEFERRED TAX LIABILITY                                    7,228          3,057
OTHER LIABILITIES                                         3,827          2,727

SHAREHOLDERS' EQUITY
Common  stock,  no  par  value  -  authorized
   30,000,000  shares,  issued  and
   outstanding -- 12,764,681 shares
   in 1995 and 10,658,025 shares in 1994                 58,816         27,435
Retained earnings                                        26,500         18,049
Currency translation adjustment                           (112)          (122)

--------------------------------------------------------------------------------
                                                         85,204         45,362
Less receivable from Employee Stock Ownership Trust       (159)          (264)

--------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                               85,045         45,098
--------------------------------------------------------------------------------

                                                      $ 118,402       $ 67,418


See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                         1995         1994        1993
                                         ----         ----        ----

NET SALES                             $ 148,846    $ 122,617    $ 102,377
Cost of sales                            87,031       73,482       62,791
--------------------------------------------------------------------------------
GROSS PROFIT                             61,815       49,135       39,586
Research and development                  5,764        4,537        4,114
Selling, general and administrative      42,609       35,785       29,032
Special charge                            1,315         --           --
--------------------------------------------------------------------------------

OPERATING INCOME                         12,127        8,813        6,440
--------------------------------------------------------------------------------

   Other income                           1,674          904          282
   Interest expense                        (101)        (120)        (445)
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES               13,700        9,597        6,277

INCOME TAXES
   Current                                1,007        2,929        1,279
   Deferred                               4,242          719        1,102
--------------------------------------------------------------------------------
                                          5,249        3,648        2,381

NET INCOME                            $   8,451    $   5,949    $   3,896
--------------------------------------------------------------------------------

NET INCOME PER SHARE                  $    0.71    $    0.55    $    0.43
--------------------------------------------------------------------------------

Average number of common
   shares outstanding                    11,953       10,852        8,982
--------------------------------------------------------------------------------

See accompanying notes.

INTER-TEL,    INCORPORATED   AND   SUBSIDIARIES   CONSOLIDATED   STATEMENTS   OF
SHAREHOLDERS' EQUITY Years Ended December 31, 1995, 1994 and 1993

(In thousands)
-------------------------------------------------------------------------------------------
                                                          Currency    Receivable
                                 Common      Retained    Translation     From
                                  Stock      Earnings     Adjustment     ESOP        Total
                                  -----      --------     ----------     ----        -----

Balance at December 31, 1992     $11,863       $8,204        $(181)     $(456)      $19,430

Issuance of 1,800,000 shares
   of common stock                14,766                                             14,766
Exercise of stock options            283                                                283
Tax benefit from stock options       110                                                110
Stock issued in acquisition           82                                                 82
Net income                                      3,896                                 3,896
Loss on currency translation                                  (112)                    (112)
Collection from ESOP                                                       87            87

--------------------------------------------------------------------------------------------
Balance at December 31, 1993      27,104       12,100         (293)      (369)       38,542

Exercise of stock options            187                                                187
Tax benefit from stock options       103                                                103
Stock issued in acquisition           41                                                 41
Net income                                      5,949                                  5,949
Gain on currency translation                                   171                       171
Collection from ESOP                                                      105            105

--------------------------------------------------------------------------------------------
Balance at December 31, 1994      27,435       18,049         (122)      (264)       45,098

Issuance of 2,000,000 shares
   of common stock                30,670                                             30,670
Exercise of stock options            503                                                503
Tax benefit from stock options       208                                                208
Net income                                      8,451                                  8,451
Gain on currency translation                                    10                        10
Collection from ESOP                                                      105            105
[GRAPHIC OMITTED]
--------------------------------------------------------------------------------------------
Balance at December 31, 1995     $58,816      $26,500        $(112)     $(159)       $85,045

--------------------------------------------------------------------------------------------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1995, 1994 and 1993

(In thousands)
-------------------------------------------------------------------------------

                                                      1995      1994      1993
                                                      ----      ----      ----
OPERATING ACTIVITIES:
Net income                                         $  8,451  $  5,949  $  3,896
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                      2,244     1,647     1,499
   Provision for losses on receivables                1,570       936       781
   Provision for inventory valuation                    595       551       264
   Net contribution to ESOP                             105       105        87
   Increase in other liabilities                      1,111       603      1242
   (Gain) loss on sale of property and equipment         16       (18)      (14)
   Deferred income taxes                              4,242       719     1,102
   Effect of exchange rate changes                       10       171      (112)
   Changes in operating assets and liabilities      (17,575)   (5,929)   (3,464)

-------------------------------------------------------------------------------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                769     4,734     5,281

-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Additions to property and equipment                  (7,904)   (3,834)   (1,080)
Proceeds from sale of property and equipment              9        63       254
Cash used in acquisitions                              --        (131)     (812)

-------------------------------------------------------------------------------
NET CASH USED IN INVESTING
    ACTIVITIES                                       (7,895)   (3,902)   (1,638)

-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Proceeds from credit line                              --        --      81,857
Payments on credit line                                --        --     (85,681)
Proceeds from new term notes                           --        --         110
Payments on long-term debt                             --        (188)   (2,637)
Net proceeds from stock offering                     30,670      --      14,766
Proceeds from exercise of stock options                 503       187       283

-------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                 31,173        (1)    8,698

-------------------------------------------------------------------------------
INCREASE IN CASH AND EQUIVALENTS                     24,047       831    12,341

CASH AND EQUIVALENTS AT BEGINNING
    OF YEAR                                          15,530    14,699     2,358

-------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF YEAR                $ 39,577  $ 15,530  $ 14,699
-------------------------------------------------------------------------------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: The Company is in the business of developing and providing telephone systems, voice processing and long distance calling services to businesses principally throughout the United States, as well as providing leasing, support and maintenance services through a direct sales and reseller network.

         Principles of Consolidation: The consolidated financial statements include the accounts of Inter-Tel, Incorporated and all significant subsidiaries (the Company). Intercompany accounts and transactions have been eliminated in consolidation.

         Cash and Equivalents: Cash and equivalents include all highly liquid investments with a remaining maturity of three months or less at date of acquisition. Excess cash and equivalents are primarily invested in mutual funds comprised of foreign and domestic high quality dollar denominated money market instruments rated A-1 by Standard & Poor's Ratings Group, or equivalent.

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

         Excess of Purchase Price Over Net Assets Acquired: Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair market values on the respective acquisition dates. Based on these values the excess purchase prices over the fair market value of the net assets acquired are being amortized over 5 to 40 years. Accumulated amortization through December 31, 1995 was $485,056.

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

         Income Taxes: Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial reporting and income tax purposes.

         Advertising: The cost of advertising is expensed as incurred. The Company incurred $318,000; $431,000; and $424,000 in advertising costs during 1995, 1994 and 1993, respectively.

         Stock Based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair market value of the shares at the date of grant. The company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for these stock option grants.

         Impact of Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of the adoption will be material.

         Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Poolings of Interests: The financial statements for periods prior to 1995 have been restated to include the accounts of American Telcom Corp. of Georgia, Inc. ("American Telcom") and Access West, Inc. ("Access West"). Each corporation was acquired by the Company in pooling of interests transactions in May 1995, in which 279,081 shares of Inter-Tel common stock were issued. American Telcom and Access West did not constitute significant subsidiaries as defined by the Securities and Exchange Commission. In the consolidated statements of income, net sales and net income were increased/(decreased) as a result of the restatement as follows:

(In thousands, except per share amounts)         Year ended December 31,
                                                   1994                1993

              Net sales                          $10,452              $9,853
              Net income                            (136)                (28)
              Net income per share                 $(.03)              $(.02)

         Total shareholders' equity was decreased by $53,000 as of January 1, 1993 as a result of the restatement. The Company also recorded a special charge of $1,315,000 in 1995 principally associated with integrating the acquired companies.

         Net Income Per Common Share: Net income per common share is based on the weighted average number of common shares outstanding during each year and common stock equivalents.

         Reclassifications: Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

NOTE B -- NET INVESTMENT IN SALES-LEASES

         Net investment in sales-leases represents the value of sales-leases presently held under the Company's Totalease program. The Company currently sells the rental income from some of the sales-leases. The Company maintains reserves against potential recourse following the resales based upon loss experience and past due accounts. Activity during the years was as follows:

     (In thousands)                              Year Ended December 31,
                                              1995          1994         1993

     Sales of rental income                  $25,106      $12,423       $9,586
     Sold income remaining
         unbilled at end of year              37,256       19,894       11,908
     Allowance for uncollectible
         minimum lease payments
         and recourse liability at
         end of year                           1,513        1,198          911

         The Company does not expect any significant losses from the recourse provisions related to the sale of rental income. The Company is compensated for administration and servicing of rental income sold.

NOTE C -- PROPERTY, PLANT & EQUIPMENT
                                                          December 31
         (In thousands)                            1995                 1994

         Computer systems and equipment         $19,189              $11,919
         Transportation equipment                 1,879                1,932
         Furniture and fixtures                   2,717                2,393
         Leasehold improvements                     722                  661
         Land                                       130                  130
                                                -------               ------
                                                 24,637               17,035
         Less:  Accumulated depreciation
              and amortization                   12,864               11,027
                                                -------               ------
                                                $11,773               $6,008
                                                =======               ======

NOTE D -- OTHER ASSETS
                                                          December 31
         (In thousands)                            1995                 1994

         Long-term 8% note receivable
            due in 2003                          $1,324               $1,351
         Net investment in sales-leases           6,108                4,158
         Excess of purchase price over net
            assets acquired, net                  1,217                1,480
         Other assets                               167                  640
                                                 ------               ------
                                                 $8,816               $7,629
                                                 ======               ======

NOTE E-- OTHER CURRENT LIABILITIES
                                                            December 31
         (In thousands)                            1995                 1994

         Compensation and employee benefits      $5,396               $4,119
         Other accrued expenses                   3,638                4,726
         Deferred revenues                        2,101                2,157
                                                 ------              -------
                                                $11,135              $11,002
                                                =======              =======

NOTE F -- CREDIT LINE

         The Company maintains a $5,000,000 unsecured bank credit line at prime rate to cover international letters of credit and for other purposes. The credit agreement matures in May 1996 and contains certain restrictions and financial covenants. At December 31, 1995, $58,433 of the credit line was committed under letter of credit arrangements.

NOTE G -- LEASES

         Rental  expense  amounted to  $2,881,592;  $2,532,504 and $2,208,639 in
1995, 1994 and 1993 respectively.

         Noncancellable operating leases are primarily for buildings. Certain of the leases contain provisions for renewal options and scheduled rent increases. At December 31, 1995, future minimum commitments under noncancellable leases, including a five year lease for its headquarters facility and a 15 year lease for its distribution and support facility, are: 1996 -- $2,486,605; 1997 --
$2,174,431;  1998  --  $1,925,415;  1999  --  $1,660,867;  2000  --  $1,152,295;
thereafter -- $2,917,836.

NOTE H -- INCOME TAXES

         Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined (and classified as current or long-term) based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, are as follows:

 (In thousands)                                  1995            1994

 Deferred tax liabilities:
      Lease--sales and reserves                 $8,927          $4,466
      Accelerated depreciation                     161              29
                                                   ---            ----
 Total deferred tax liabilities                  9,088           4,495
                                                 -----           -----
 Deferred tax assets:
      Inventory basis differences                1,614             944
      Accounts receivable reserves                 611             409
      Maintenance reserve                          316             355
      Accrued vacation pay                         424             426
      Foreign loss carryforwards                   546             355
      Other -- net                               1,011           1,491
                                                 -----           -----
      Deferred tax assets                        4,522           3,980
      Less valuation reserve                       546             355
                                                   ---             ---
 Net deferred tax assets                         3,976           3,625
                                                 -----           -----
 Net deferred tax liabilities                   $5,112            $870
                                                 -----             ---

         During 1995 and 1994, the Company incurred losses of $857,000 and $834,000 with respect to foreign operations. At December 31, 1995, the Company had foreign loss carryforwards of approximately $1,600,000 which will begin to expire in 1999. The valuation allowance increased by $191,000 in 1995 and $355,000 in 1994 due to increases in foreign loss carryforward benefits.

         Federal and state income taxes consisted of the following:

         (In thousands)         1995            1994            1993

              Federal         $4,789          $3,045          $2,164
              State              460             603             217
                                 ---             ---             ---
                              $5,249          $3,648          $2,381
                               -----           -----           -----

         The principal reasons for the difference between total income tax expense and the amount computed by applying the statutory federal income tax rate to income before taxes are as follows:

                                                 1995        1994      1993
         Federal tax at statutory rates
              applied to pre-tax income           34%         34%        34%
         State tax net of federal benefit          2           3          4
         Valuation reserve increase
              for foreign losses                   2           3          -
         Other - net                               -          (2)         -
                                                  --          --        ---
                                                  38%         38%        38%
                                                  --          --         --

During 1993, the Company disposed of an investment in a hotel and office complex which made available related deferred tax benefits of approximately $2.6 million.

NOTE I -- EQUITY TRANSACTIONS

         In a public offering in August 1995, the Company sold 2,000,000 shares of previously unissued common stock. During November and December 1993, the Company also sold 1,800,000 shares of previously unissued common stock.

         Under the Company's Long-Term Incentive Plan, selected officers and key employees are granted options to purchase common stock of the Company at not less than fair market value at date of grant. The options are exercisable at the end of their ten year term, but may become exercisable in annual installments if predetermined performance goals and share market value increases are met. During 1994, previously granted options to purchase 420,000 shares at prices of $7.50 to $9.25 per share were canceled and options to purchase 605,000 shares were granted to an expanded group of optionees at the then fair market value of $6.00 per share.

         Under other previous stock option plans, directors, officers and key employees may purchase common stock of the Company at amounts not less than the fair market value at the date of grant. These options generally have a term of five to ten years and are exercisable over four to five years commencing one year from the date of grant.

         Option activity for the past three years under all plans is as follows

                                                     Number of Shares
                                          1995           1994           1993

  Outstanding at beginning of year       824,500        720,250        322,150
  Granted                                160,512        627,000        598,000
  Exercised                            (108,887)       (98,750)      (193,400)
  Expired or canceled                   (28,625)      (424,000)        (6,500)
                                        --------       --------        -------
  Outstanding at end of year             847,500        824,500        720,250
                                         -------        -------        -------
  Exercise price range              $1.12-$14.50    $1.12-$9.63    $1.12-$9.25
  Exercisable at end of year             167,083         75,000         78,750

         At December 31, 1995, the Company has reserved 524,488 shares of Common Stock for issuance in connection with the stock option plans. In addition, there is an outstanding warrant for the purchase of 50,000 shares of common stock at an exercise price of $4.25 per share, which expires September 25, 1997.

NOTE J -- RETIREMENT PLANS

         The Company has two retirement plans for the benefit of all of its employees. Under its 401(k) Retirement Plan, participants may contribute an amount not exceeding 15 percent of compensation received during participation in the Plan. The Company makes voluntary annual contributions to the Plan based on a percentage of contributions made by Plan participants of up to 10 percent of compensation. Contributions to the Plan totaled $328,000; $248,000 and $196,000 in 1995, 1994 and 1993, respectively.

         In 1992, the Company initiated an Employee Stock Ownership Plan (ESOP), advancing $500,000 to the ESOP Trust for the purpose of purchasing common stock of the Company. The Trust purchased 153,500 shares of the Company's common stock in July 1992. The loan is to be repaid over 5 years with 7.5% interest. As the principal amount of the loan is repaid to the Company through Company annual contributions, the equivalent number of shares released are allocated to employees' accounts to be held until retirement. Total shares so allocated were 32,290; 30,037; and 27,942 in 1995, 1994 and 1993, respectively. Contributions to the ESOP totaled $125,000 each in 1995, 1994 and 1993 and are based upon the historic cost of the shares purchased by the ESOP.

NOTE K -- FINANCIAL INSTRUMENTS

         Concentration of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments, trade accounts receivable, and net investment in sales-leases. The Company maintains cash and equivalents not invested in money market funds with a major bank in its marketplace. The Company performs periodic evaluations of the relative credit standing of the financial institution. Concentrations of credit risk with respect to trade accounts receivable and net investment in sales-leases are limited due to the large number of entities comprising the Company's customer base.

         Fair Value of Financial Instruments: The carrying amount of cash and equivalents, accounts receivable, net investment in sales-leases, and accounts payable reported in the consolidated balance sheets approximate their fair value.

NOTE L -- SUPPLEMENTAL CASH FLOW

(In thousands)
                                           1995         1994         1993
Cash paid for:
   Interest                                 $ 101          $120       $445
   Income taxes                             1,885         1,673        511
                                            -----        ------        ---
Changes in operating assets
  and liabilities:
   Increase in receivables              $ (16,325)     $ (4,239)   $(3,143)
   Increase in inventories                 (5,533)       (1,895)    (4,172)
   (Increase) decrease in prepaid
      expenses and other assets              (493)        1,131       (909)
   (Increase) decrease in long-term
       other assets                       ( 1,676)       (2,402)       914
   Increase in accounts
      payable and other current
      liabilities                           6,452         1,476      3,846
                                          -------         -----      -----
                                        $ (17,575)     $ (5,929)   $(3,464)
                                         --------       -------    -------

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         A summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 follows:

(In thousands, except per share amounts)

         1995             1st Qtr   2nd Qtr   3rd Qtr   4th Qtr

Net sales                 $34,559   $36,335   $37,760   $40,192
Gross margin               13,953    15,111    15,654    17,097
Net income                  1,785     1,324     2,468     2,874

Net income per share      $   .16   $   .12   $   .20   $   .22

Average number of
     shares outstanding    11,068    11,191    12,295    13,258


        1994              1st Qtr   2nd Qtr   3rd Qtr   4th Qtr

Net sales                 $28,086   $30,379   $30,237   $33,915
Gross margin               10,693    12,265    11,757    14,420
Net income                  1,133     1,517     1,317     1,982

Net income per share      $   .10   $   .14   $   .12   $   .18

Average number of
     shares outstanding    10,845    10,851    10,820    10,892

1995 and 1994 quarterly results for net income per share, when totaled, do not equal the net income per share for the years ended December 31, 1995 and 1994, respectively. The 1995 sum of quarterly results for net income per share total $.70, although the total net income per share was actually $.71 per share. Similarly, the 1994 sum of quarterly results for net income per share total $.54, although the total net income per share was actually $.55 per share.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information with respect to directors and executive officers is included at the end of Part I, Item 1 on Page 16 of this report under the caption "Directors and Executive Officers of the Registrant."

ITEM 11.      EXECUTIVE COMPENSATION

              The information required by this Item is incorporated by reference to Pages 7 to 11 of the Company's Proxy Statement relating to its 1996 Annual Meeting of Shareholders.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

              The information required by this Item is incorporated by reference to Page 6 of the Company's Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Not applicable.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

              (a)  The following documents are filed as part of this Report:

1.   Financial Statements

         The   following   consolidated   financial   statements  of  Inter-Tel,
Incorporated, and subsidiaries, are incorporated by reference to Pages 29 to 42 of this Form 10-K:
         Report of Ernst & Young LLP, Independent Auditors

         Consolidated balance sheets--December 31, 1995 and 1994

         Consolidated statements of income--years ended December 31, 1995, 1994 and 1993

         Consolidated statements of shareholders' equity--years ended December 31, 1995, 1994 and 1993

         Consolidated statements of cash flows--years ended December 31, 1995, 1994 and 1993

         Notes to consolidated financial statements

2.   Financial Statement Schedules

         The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

         Schedule for the three years ended December 31, 1995:

                                                                    Page No.
                                                                    --------

              Schedule II--Valuation and Qualifying Accounts              50

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


3.  Exhibits

         3.1(10)         Articles of Incorporation, as amended.

         3.2(16)         By-Laws, as amended.

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

         10.34(2) 1984 Incentive Stock Option Plan and forms of Stock Option Agreement.

         10.35(3) Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

         10.37(3)        Tax Deferred Savings Plan.

         10.51(11)       1990  Directors'  Stock Option Plan and form of Stock
                         Option Agreement.

         10.52(15)       Inter-Tel,  Incorporated  Long-Term  Incentive Plan and
                         forms of Stock Option Agreements.

         10.53(12)       Agreement  between Registrant and Maxon Systems, Inc.
                         dated February 27, 1990.

         10.54(12)       Agreement   between   Registrant   and  Varian  Tempe
                         Electronics Center dated February 26, 1991.

         10.55(12)       Agreement  between Registrant and Jetcrown Industrial
                         Ltd. dated February 18, 1993.

         10.56(13)       Employee Stock Ownership Plan.

         10.57(14)       Loan  and  Security Agreement dated December 16, 1994
                         between Bank One, Arizona, N.A. and   Registrant.

         10.58(16)       Development,   Supply  and  License  Agreement  between
                         Registrant and QUALCOMM dated January 17, 1996.

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

(10) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(11) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 33-40353).

(12) Previously filed with Registrant's Registration Statement on Form S-1 (File No. 33-70054).

(13) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 33-73620).

(14) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-10211).

(15) Previously filed with Registrant's Proxy Statement dated March 23, 1994.

(16)  Filed herewith.

         (b)  Reports on Form 8-K.
              None
         (c)  Exhibits.

              3.2  Amended By-Laws

              11.1  Statement re:  Computation of Per Share Earnings. (Page 53)

              13.0  Annual Report to Security Holders.

              22.1  List of Subsidiaries. (Page 52)

              23.0  Consent of Independent Auditors. (Page 49)

              24.1  Power of Attorney.  (Page 48)

              10.58   Development,   Supply  and   License   Agreement   between
                      Registrant and QUALCOMM dated January 17, 1996.

              27  Financial Data Schedule (Page 80)

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


                             INTER-TEL, INCORPORATED



                                    BY:  /S/  Steven G. Mihaylo
                                        -----------------------
                                         Steven G. Mihaylo
                                         Chairman and Chief Executive Officer

Dated:  March 29, 1996

                                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                        (in thousands)
---------------------------------------------------------------------------------------
                            COL. A       COL. B      COL. C         COL. D     COL. E
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                                               ADDITIONS
---------------------------------------------------------------------------------------
                                         Charged    Charged to
                           Balance at       to         Other      Charged to    Balance
                           Beginning      Costs &     Accounts    Deductions    at End of
          DESCRIPTION      of Period     Expenses    Describe      Describe      Period
---------------------------------------------------------------------------------------
Year ended December 31, 1995

Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)            $1,172      $797       $71 (3)        $229(1)     $1,811
                               -----       ---        ------         ------      -----
   Allowance for lease
      accounts                $1,198      $780      $(71)(3)        $394(1)     $1,513
                               -----       ---        ------         ------      -----
   Inventory allowance (4)    $1,785      $595          --          $405(2)     $1,975
                               -----       ---                       ------      -----

Year ended December 31, 1994

Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)              $704      $704     $(105)(3)        $131(1)     $1,172
                                 ---       ---      --------         ------      -----
   Allowance for lease
      accounts                  $911      $236      $105 (3)         $54(1)     $1,198
                                 ---       ---       -------          -----      -----
   Inventory allowance (4)    $1,237      $551         --             $3(2)     $1,785
                               -----       ---                         ----      -----

Year ended December 31, 1993

Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)              $583      $489     $(125)(3)        $243(1)       $704
                                 ---       ---      --------         ------        ---
   Allowance for lease
      accounts                  $677      $296      $125 (3)        $187(1)       $911
                                 ---       ---       -------         ------        ---
   Inventory allowance (4)      $980      $264         --             $7(2)     $1,237
                                 ---       ---                         ----      -----

---------------------------------------------------------------------------------------

(1) Uncollectible accounts written off, net of recoveries.
(2) Inventory written off.
(3) Reclassed between appropriate valuation and qualifying accounts.
(4) Adjusted for poolings of American Telcom Corp. of Georgia, Inc. and Access West, Inc.