Form 10-Q
period 1996-03-31
INTER TEL INC
filed 1996-05-15
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
   March 31, 1996                                                 0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900

                                 --------------


                                  Common Stock

              (12,791,124 shares outstanding as of March 31, 1996)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----   -----

                                      INDEX


INTER-TEL, INCORPORATED AND SUBSIDIARIES

                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--March 31,               3
              1996 and December 31, 1995

              Condensed consolidated statements of income--three             4
              months ended March 31, 1996 and March 31, 1995

              Condensed consolidated statements of cash flows                5
              --three months ended March 31, 1996 and
              March 31, 1995

              Notes to condensed consolidated financial                      6
              statements--March 31, 1996

Item 2.       Management's Discussion and Analysis of Financial              7
              Condition and Results of Operations

PART II. OTHER INFORMATION                                                  17

SIGNATURES                                                                  18

EXHIBIT 11.1                                                                19

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)                                       March 31,      December 31,
                                                       1996             1995
ASSETS                                               ---------      ------------
CURRENT ASSETS
     Cash and equivalents                          $  36,698        $  39,577
     Accounts receivable - net                        32,060           29,635
     Inventories                                      20,654           20,505
     Net investment in sales-leases                    5,259            3,629
     Prepaid expenses and other assets                 5,460            4,467
                                                   ---------        ---------
     TOTAL CURRENT ASSETS                            100,131           97,813

PROPERTY & EQUIPMENT                                  12,493           11,773
OTHER ASSETS                                           9,665            8,816
                                                   ---------        ---------
                                                   $ 122,289        $ 118,402
                                                   =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                              $   7,734        $  11,167
     Other current liabilities                        14,238           11,135
                                                   ---------        ---------
     TOTAL CURRENT LIABILITIES                        21,972           22,302

DEFERRED TAXES AND OTHER LIABILITIES                  12,340           11,055
SHAREHOLDERS' EQUITY
     Common stock                                     58,905           58,816
     Retained earnings                                29,376           26,500
     Equity adjustment for foreign
        currency translation                            (173)            (112)
                                                   ---------        ---------
                                                      88,108           85,204
     Less receivable from Employee
        Stock Ownership Trust                           (131)            (159)
                                                   ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY                       87,977           85,045
                                                   ---------        ---------
                                                   $ 122,289        $ 118,402
                                                   =========        =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except                                   Three Months Ended
per share amounts)                               March 31, 1996   March 31, 1995
                                                 --------------   --------------

NET SALES                                           $ 41,741        $ 34,559
Cost of sales                                         22,762          20,606
                                                    --------        --------
GROSS PROFIT                                          18,979          13,953

     Research & development                            1,704           1,458
     Selling, general, and administrative             12,890           9,893
                                                    --------        --------
                                                      14,594          11,351

OPERATING INCOME                                       4,385           2,602

     Interest and other income                           446             311
     Interest expense                                     (4)            (33)
                                                    --------        --------
INCOME BEFORE TAXES                                    4,827           2,880
     Income taxes                                      1,951           1,095
                                                    --------        --------
NET INCOME                                          $  2,876        $  1,785
                                                    --------        --------

NET INCOME PER SHARE                                $    .22        $    .16
                                                    ========        ========
     Average number of shares
         outstanding                                  13,245          11,068
                                                    ========        ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                      Three Months Ended
(In thousands)                                   March 31, 1996   March 31, 1995
                                                 --------------   --------------
OPERATING ACTIVITIES
     NET INCOME                                      $ 2,876          $1,785
     Adjustments to reflect operating activities:
       Depreciation and amortization                     916             528
       Changes in operating assets and liabilities    (4,746)         (2,702)
       Other                                            (440)           (126)
                                                     -------         -------

     NET CASH USED IN OPERATING
       ACTIVITIES                                     (1,394)           (515)

INVESTING ACTIVITIES
     Proceeds from disposal of property
       and equipment                                      10               5
     Additions to property and equipment              (1,584)         (2,608)
                                                     -------         -------

     NET CASH USED IN INVESTING
       ACTIVITIES                                     (1,574)         (2,603)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options              89              97
                                                          --              --

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                         89              97

     DECREASE IN CASH AND EQUIVALENTS                 (2,879)         (3,021)

CASH AND EQUIVALENTS AT
     BEGINNING OF PERIOD                              39,577          15,530
                                                     -------         -------

CASH AND EQUIVALENTS AT
     END OF PERIOD                                   $36,698         $12,509
                                                     =======         =======

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

Inter-Tel is a single point of contact, full service solutions integrator providing AXXESS and Axxent digital communication platforms, AxxessoryTalk voice processing platforms, call processing software and voice processing software along with various other productivity enhancing software applications, computer-telephony integration, and network services and long distance calling services, as well as maintenance, leasing and support services. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol INTL.

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of many risk factors, including, without limitation, those set forth under "Factors That May Affect Future Results Of Operations" below.

Results of Operations

         Net sales increased 20.8% to $41.7 million in the first quarter of 1996 from $34.6 million in 1995. Sales from direct sales offices accounted for approximately $1.6 million of the increase, with wholesale distribution sales increasing approximately $3.1 million. The remaining increases occurred in long distance sales and other operations.

         The following table sets forth selected statements of income data as a percentage of net sales:
                                                       Three months and year
                                                           Ended March 31,
                                                          1996           1995
                                                          ----           ----

       Net Sales                                         100.0%         100.0%
       Cost of sales                                      54.5           59.6
                                                         -----          -----
       Gross profit                                       45.5           40.4
       Research and development                            4.1            4.2
       Selling, general and administrative                30.9           28.6
                                                         -----          -----
       Operating Income                                   10.5            7.6
       Interest and other income                           1.1            0.9
       Interest expense                                    0.0            0.1
       Income taxes                                        4.7            3.2
                                                         -----          -----
       Net income                                          6.9%           5.2%
                                                         -----          -----

         Gross profit for the first quarter of 1996 increased 36.0% to $19.0 million, or 45.5% of net sales, from $14.0 million, or 40.4% of net sales in the first quarter of 1995. Gross margin increased primarily as a result of higher sales of AXXESS digital communication platforms, call processing software and voice processing software as a percentage of net sales, which was offset in part by a higher percentage of sales through dealers and increased sales of the company's network services and long distance calling services.

         Research and development expenses increased to $1.7 million, or 4.1% of net sales, in the first quarter of 1996 from $1.5 million, or 4.2% of net sales, in the first quarter of 1995. This increase was primarily attributable to expenses relating to the development and introduction of new products, including expansion of the AXXESS digital communication platform to 512 ports, expansion of the Inter-Tel Axxent digital communication platform to 36 ports, AxxessoryTalk version 4.0 voice processing software, and continuing development of other call processing and voice processing software, CTI products and an entire line of call processing and voice processing software which is designed to work on standard IBM compatible X86 servers. The Company expects that research and development expenses may continue to increase in absolute dollars as the Company continues to develop new call processing and voice processing software and enhance existing technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses increased to $12.9 million, or 30.9% of net sales, in the first quarter of 1996 from $9.9 million, or 28.6% of net sales, in the first quarter of 1995. This increase was primarily attributable to the costs associated with the implementation of the Company's management information systems, including higher depreciation, maintenance, consulting fees, personnel costs and related expenses. In addition, the Company increased its sales and technical training staff, expanded its credit management group and made appropriate increases in receivables reserves. The Company also continues to hire and train additional sales personnel throughout Inter-Tel's direct sales offices and provide additional marketing resources for the expanded dealer network and for network services and long distance services. Higher sales commissions were also paid based upon increased levels of net sales. The Company expects that selling, general and administrative expenses may continue to increase in absolute dollars, but may vary as a percentage of net sales.

         Other income in both periods consisted primarily of interest income and increased in 1996 by the temporary investment of the net proceeds from the public offering of common stock in August 1995. Interest expense during 1996 has been virtually eliminated.

         Net income for the first quarter of 1996 was $2.9 million ($.22 per share) compared to net income of $1.8 million ($.16 per share) for the first quarter of 1995, an increase of 61.1%. The 1996 first quarter earnings per share calculation was affected by the issuance of an additional 2,000,000 shares of stock as a result of the Company's secondary stock offering that closed in August 1995.

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

Liquidity and Capital Resources

         The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivables and inventories. During the first three months of 1996, accounts receivable and inventories increased approximately $2.6 million. This increase was principally funded by existing cash balances. In addition, the Company made capital expenditures totalling $1.6 million in the first quarter of 1996. The Company intends to continue to make significant capital expenditures during 1996, principally relating to improvement of the Company's management information systems. At March 31, 1996, the Company had $36.7 million in cash and equivalents, which represents a decrease of approximately $2.9 million from December 31, 1995.

         The Company has a loan agreement with Bank One, Arizona, NA. which provides for a $5.0 million, unsecured revolving line of credit. The credit facility is annually renewable and is available through April 30, 1997. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. The credit facility is being used primarily to support international letters of credit to suppliers.

         During the third quarter of 1995, the Company completed a secondary stock offering. A portion of the net proceeds may be used to finance strategic acquisitions or corporate alliances. The Company intends to use the balance of the net proceeds primarily for working capital, capital expenditures relating to the upgrade of infrastructure and other general corporate purposes.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $44.2 million and $37.3 million remain unbilled at March 31, 1996 and December 31, 1995, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

         The Company believes that its working capital and credit facilities, together with the net proceeds from its 1995 public offering and cash generated from operations, will be sufficient to fund purchases of capital equipment, finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

Factors That May Affect Results of Future Operations

In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this Form 10-Q.

Rapid   Technological   Change  And   Dependence  On  New  And  Timely   Product
Introductions

      The market for the Company's software, products and services is characterized by rapid technological change and continuing demand for new products, features and applications. Current competitors or new market entrants may develop new products or product features that could adversely affect the competitive position of the Company's products. Accordingly, the timely introduction of new products and product features, as well as new call processing and voice processing applications, will be a key factor in the Company's future success. Occasionally, new products contain undetected errors or "bugs" when released. Such bugs may result from bugs contained in software products offered by the Company's suppliers or other third parties that are intended to be compatible with the Company's products, over which the Company has little or no control. Although the Company seeks to minimize the number of bugs in its products by its test procedures and strict quality control, there can be no assurance that its new products will be error free when introduced. Any significant delay in the commercial introduction of the Company's products due to bugs, any design modifications required to correct bugs or any impairment of customer satisfaction as a result of bugs could have a material adverse effect on the Company's business and operating results. In addition, new products often take several months before their manufacturing costs stabilize, which may adversely affect operating results for a period of time following introduction. The Company introduced its Inter-Tel Axxent digital communication platform during 1995, an OS/2 version of its voice processing software, and a number of upgrades to its existing

AXXESS digital communication platform and call processing software during the past several months. In the event that the Company were to fail to successfully introduce new platforms, software products or services or upgrades to its existing platforms or products on a regular and timely basis, demand for the Company's existing platforms, software products and services could decline, which could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to successfully develop new platforms, software products, services, technologies and applications on a timely basis as required by changing market needs or that new platforms, software products or enhancements thereto, including its recently announced products and upgrades, when introduced by the Company will achieve market acceptance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company has recently developed and continues to develop software products designed to address the emerging market for the convergence of voice and data applications, namely computer telephone integration ("CTI"). If the CTI market fails to develop or grows more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on this emerging market opportunity, the Company's business and operating results could be materially adversely affected.

Dependence Upon Contract Manufacturers And Component Suppliers

      Certain components used in the Company's digital communication platforms, including certain microprocessors, integrated circuits, power supplies and voice processing interface cards, are currently available from a single source or limited sources of supply, and certain of these components, including integrated circuits, are currently in limited supply. In addition, the Company currently manufactures its products through a limited number of contract manufacturers located in the United States, the Philippines and the People's Republic of China. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control. Varian Associates, Inc. ("Varian") currently manufactures a significant portion of the Company's products at Varian's Tempe, Arizona facility, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communication platforms. From time to time, the Company has experienced delays in the supply of components and finished goods and there can be no assurance that the Company will not experience such delays in the future. The Company's reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Any delay in delivery or shortage of supply of components or finished goods from Varian or any other supplier, or the Company's inability to develop in a timely manner alternative or additional sources if and when required, could damage the Company's relationships with current and prospective customers and could materially and adversely affect the Company's business and operating results. The Company has no long term agreements with its suppliers that require the suppliers to provide fixed quantities of components or finished goods at set prices. There can be no assurance that the Company will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

Competition

      The market for the Company's digital communication platforms is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent
Technologies, formerly AT&T Corp. ("AT&T") and Northern Telecom Limited ("NorTel"), as well as Comdial Corporation ("Comdial"), EXECUTONE Information Systems, Inc. ("Executone"), Mitel Corporation ("Mitel"), Panasonic, Siemens ROLM Communications Inc. ("ROLM"), Toshiba and others. The Company also competes against the regional Bell operating companies ("RBOCs"), which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which call processing facilities are provided through equipment located in the telephone company's central office. Competition by the RBOCs could increase significantly if the RBOCs are granted the right to manufacture telephone systems and equipment themselves and/or to bundle the sale of equipment with telephone calling services, activities which to date they have been restricted from undertaking. Recent legislative initiatives could have the effect of increasing competition from the RBOCs.

      In the market for voice processing software applications, including voice mail, the Company competes against Centigram Communications Corporation ("Centigram"), Octel Communications Corporation ("Octel"), Active Voice Corporation ("Active Voice"), Applied Voice Technology, Inc. ("AVT") and other competitors, including telephone systems manufacturers such as Lucent
Technologies, formerly AT&T, NorTel and ROLM, which offer voice processing systems under their own label as well as through various OEM arrangements. Certain of the Company's competitors may achieve marketing advantages by bundling their voice processing equipment with sales of telephone systems, or by designing their telephone systems so that they do not readily integrate with independent voice processing systems. Inter-Tel expects that the development of industry standards and the acceptance of open systems architectures in the voice processing market could reduce technical barriers to market entry and lead to increased competition.

      In the market for network services and long distance calling services, the Company competes against AT&T, MCI Telecommunications Corporation ("MCI"), Sprint Corporation ("Sprint") and other suppliers, certain of which also supply the network services and long distance calling services that the Company resells. Although the Company acquires a variety of network services and long distance calling services in bulk from certain long distance carriers, there can be no assurance that the Company will be able to purchase those services on favorable terms from one or more of such providers in the future. In addition, a substantial majority of prospective new long distance customers for the Company currently purchase network services and long distance calling services from the Company's competitors. The Company believes that it is likely to face increased competition in the network services and long distance calling services market to the extent that telecommunications deregulation enables RBOCs to supply network services and long distance calling services or enables RBOCs and others to bundle network services and long distance, local telephone and wireless services. Moreover, the Company expects to face increased competition in the future because low technical barriers to entry will allow new market entrants.

      Many of the Company's competitors have significantly greater financial and technical resources, name recognition and marketing and distribution capabilities than the Company. The Company expects that competition will continue to be intense in the markets addressed by its products and services, and there can be no assurance that the Company will be able to compete successfully in the future.

Management Of Growth; Implementation Of New Management Information Systems

      The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems. In particular, the Company implemented new management information systems (MIS) late in 1995. The Company believes the new MIS systems will significantly affect many aspects of its business, including its accounting, operations, purchasing, sales and marketing functions. The successful implementation of such systems is crucial to the Company's provision of services and to enable future growth. The Company has experienced some difficulty in the implementation of its new MIS systems. This difficulty has increased the Company's costs, has had an adverse effect on the Company's ability to provide products and services to its customers on a timely basis, and in addition, has caused some delay in coordinating accounting and financial results. There can be no assurance that the Company will correct the problems it is experiencing in the implementation of the new MIS systems on a timely basis. If such difficulties continue, the Company's business and operating results could be materially and adversely affected. In addition, there can be no assurance that, once successfully implemented, the new MIS systems will be adequate to support the Company's operations.

      The Company has made strategic acquisitions in the past and expects to continue to do so in the future. Acquisitions require a significant amount of the Company's management attention and financial and operational resources, all of which are limited. The integration of acquired entities may also result in unexpected costs and disruptions, and significant fluctuations in, or reduced predictability of, operating results from period to period. There can be no
assurance   that  an
acquisition will not adversely affect the business relationships of the Company or the acquired entity with their respective suppliers or customers. Further, there can be no assurance that the Company will successfully integrate the acquired operations or achieve any of the intended benefits of an acquisition. The Company's failure to manage its growth effectively could have a material adverse effect on its business and operating results.

Product Protection And Infringement

      The Company's future success is dependent in part upon its proprietary technology. The Company has no patents and relies principally on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any copyright owned by the Company will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide competitive advantages to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results.

      From time to time, the Company is subject to proceedings alleging infringement by the Company of intellectual property rights of others. If any such claim is asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on terms acceptable to the Company or at all. In the alternative, the Company could resort to litigation to challenge any such claim, which could require the Company to expend significant sums and could require the Company to pay significant damages, develop non-infringing technology or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on the Company's business and operating results. In the event that the Company is unable or chooses not to license such technology or decides not to challenge such third party's rights, the Company could encounter substantial and costly delays in product introductions while attempting to design around such third party rights, or could decide that the development, manufacture or sale of products requiring such licenses should be discontinued.

Potential Fluctuations In Quarterly Results; Limited Backlog

      The Company's quarterly operating results depend upon a variety of factors, including the volume and timing of orders received during the quarter, the mix of products sold, mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures and the availability and cost of products and components from the Company's suppliers. The Company's customers typically require immediate shipment and installation of platforms and software. As a result, the Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent on orders booked and shipped in that quarter. Moreover, market demand for investment in capital equipment such as digital communication platforms and associated call processing and voice processing software applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. The Company's expense levels are based in part on expectations as to future sales and, if sales levels do not meet expectations, operating results could be adversely affected. Because sales of digital communication platforms through the Company's dealers produce lower gross margins than sales through the Company's direct sales organization, operating results will vary based upon the mix of sales through direct and indirect channels. Although the Company to date has been able to resell the rental streams from leases under its Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales have, in recent periods, grown at a faster rate than the Company's overall net sales and such sales have lower gross margins than the Company's core business. As a result, gross margins could be adversely affected in the event that long distance calling services continue to increase as a percentage of net sales. In addition, the Company is subject to seasonality in its operating results, as net sales for the first and third quarters are frequently less than those experienced in the fourth and second quarters, respectively. As a result of these and other factors, the Company has in the past and could in the future experience fluctuations in sales and operating results on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reliance On Dealer Network

A substantial portion of the Company's net sales is made through its network of independent dealers. The Company faces intense competition from other telephone system and voice processing system manufacturers for such dealers' business, as most of the Company's dealers carry products that compete with the Company's products. The Company has no long term agreements with any of its dealers, and there can be no assurance that any such dealer will not promote the products of the Company's competitors to the detriment of the Company's products. The loss of any significant dealer or group of dealers, or any event or condition adversely affecting the Company's dealer network, could have a material adverse effect on the Company's business and operating results. In recent years the Company has effected a number of strategic acquisitions of resellers of telephony products and integrated these operations with its existing direct sales operations in the same geographic areas and in other strategic markets. There can be no assurance that one or more of the Company's dealers will not be acquired by a competitor and that the loss of any such dealer so acquired will not adversely affect the Company's business and operating results. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Of Providing Network Services And Long Distance Services

      Inter-Tel depends on a reliable supply of telecommunications services and information from several long distance carriers. Because it does not own transmission facilities, the Company relies on long distance carriers for the provision of network services to the Company's customers and for billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. There can be no assurance that the promulgation of certain regulations, such as regulations requiring the reduction of direct-dial billing rates, will not adversely affect the Company's business and operating results. The Company currently resells long distance services pursuant to contracts with four of the six largest long distance carriers with U.S. networks. These contracts typically have a multi-year term in which the Company's prices are relatively fixed and have minimum use requirements. There can be no assurance that the Company will meet minimum use commitments, will be able to negotiate lower rates with carriers in the event of any decrease in end user rates or will be able to extend its contracts with long distance carriers at prices favorable to the Company. The Company's ability to continue to expand its long distance service operations will depend on its ability to continue to secure reliable long distance services from a number of long distance carriers and the willingness of such carriers to continue to make telecommunications services and billing information available to the Company on favorable terms.

Dependence On Key Personnel

      The Company is dependent on the continued service of, and its ability to attract and retain, qualified technical, marketing, sales and managerial personnel. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, would have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business.

Possible Volatility Of Stock Price

      The Company believes that factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, general conditions in the telecommunications industry or the worldwide economy, changes in legislation or regulation affecting the telecommunications industry, an outbreak of hostilities, a shortfall in revenue or earnings from securities analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Concentration Of Ownership

      As of April 1, 1996, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 22% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.


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


                                            INTER-TEL, INCORPORATED



Date      May 15, 1996                           /s/ Steven G. Mihaylo
     --------------------                   --------------------------
                                                     Steven G. Mihaylo
                                                     Chairman of the Board and
                                                     Chief Executive Officer


Date      May 15, 1996                           /s/ Kurt R. Kneip
     --------------------                   ------------------------------------
                                                     Kurt  R. Kneip
                                                     Vice President and
                                                     Chief Financial Officer