Form 10-Q
period 1996-06-30
INTER TEL INC
filed 1996-08-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:

    June 30, 1996                                                0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900



                                  Common Stock
               (12,928,981 shares outstanding as of June 30, 1996)

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


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30,                       3
         1996 and December 31, 1995

         Condensed consolidated statements of income--Three                    4
         and six months ended June 30, 1996 and June 30, 1995

         Condensed consolidated statements of cash flows                       5
         --Three and six months ended June 30, 1996 and June 30, 1995

         Notes to condensed consolidated financial                             6
         statements--June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial                     7
           Condition and Results of Operations

PART II.  OTHER INFORMATION                                                   19

SIGNATURES                                                                    21

EXHIBIT 11.1                                                                  22

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)                                         June 30,     December 31,
                                                         1996           1995
                                                         ----           ----
ASSETS
CURRENT ASSETS
     Cash and equivalents                             $  31,924       $  39,640
     Accounts receivable - net                           35,044          29,789
     Inventories                                         20,842          20,580
     Net investment in sales-leases                       5,913           3,629
     Prepaid expenses and other assets                    5,390           4,501
                                                      ---------       ---------
     TOTAL CURRENT ASSETS                                99,113          98,139

PROPERTY & EQUIPMENT                                     12,410          11,813
OTHER ASSETS                                              9,869           8,815
                                                      ---------       ---------
                                                      $ 121,392       $ 118,767
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                     6,798       $  11,262
     Other current liabilities                           10,736          11,254
                                                      ---------       ---------
     TOTAL CURRENT LIABILITIES                           17,534          22,516

DEFERRED TAXES AND OTHER LIABILITIES                     12,513          11,134
SHAREHOLDERS' EQUITY
     Common stock                                        59,453          58,966
     Retained earnings                                   32,105          26,422
     Equity adjustment for foreign
        currency translation                               (110)           (112)
                                                      ---------       ---------
                                                         91,448          85,276
     Less receivable from Employee
        Stock Ownership Trust                              (103)           (159)
                                                      ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY                          91,345          85,117
                                                      ---------       ---------
                                                      $ 121,392       $ 118,767
                                                      =========       =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (1)

(In thousands, except                                       Three Months                  Six Months
per share amounts)                                         Ended June 30,                Ended June 30,
                                                          1996       1995               1996       1995
                                                         -----      ------              -----      ------
NET SALES                                              $ 43,736    $ 36,924           $ 85,949    $ 71,942
Cost of sales                                            24,628      21,665             47,529      42,409
                                                       --------    --------           --------    --------
GROSS PROFIT                                             19,108      15,259             38,420      29,533

     Research & development                               1,661       1,422              3,365       2,880
     Selling, general, and administrative                13,138      10,572             26,338      20,731
     Special charge                                          --       1,315(2)              --       1,315(2)
                                                       --------    --------           --------    --------
                                                         14,799      13,309             29,703      24,926
                                                       --------    --------           --------    --------

OPERATING INCOME                                          4,309       1,950(2)           8,717       4,607(2)

     Interest and other income                              517         247                963         553
     Interest expense                                       (29)        (44)               (33)        (78)
                                                       --------    --------           --------    --------

INCOME BEFORE TAXES                                       4,797       2,153(2)           9,647       5,082(2)
     Income taxes                                         2,013         811              3,964       1,906
                                                       --------    --------           --------    --------

NET INCOME                                             $  2,784    $  1,342(2)        $  5,683    $  3,176(2)
                                                       ========    ========           ========    ========

NET INCOME PER SHARE                                   $    .21    $    .12(2)        $    .43    $    .28(2)
                                                       ========    ========           ========    ========

     Average number of shares
         outstanding                                     13,431      11,239             13,358      11,177
                                                       ========    ========           ========    ========

(1) Financial data for all periods have been restated to reflect the acquisition of Florida Telephone Systems, Inc. in May 1996, accounted for as a pooling of interests.

(2) Operating income in 1995 includes a special charge of $1,315,000, which reduced net income by $815,000, or $.07 per share. This special charge reflects the costs associated with integrating the operations of the two acquired companies. Without this special charge, the Company would have reported operating income of approximately $3,240,000 and net income of approximately $2,139,000, or $.19 per share, in the quarter ended June 30, 1995, and operating income of approximately $5,842,000 and net income of approximately $3,924,000, or $.35 per share, in the six months ended June 30, 1995.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(1)

(In thousands, except                                          Three Months              Six Months
per share amounts)                                             Ended June 30,          Ended June 30,
                                                              1996        1995         1996       1995
                                                              ----        ----         ----       ----
OPERATING ACTIVITIES
     NET INCOME                                             $  2,784    $  1,342    $  5,683    $  3,176
     Adjustments to reflect operating activities:
       Depreciation and amortization                             973         584       1,894       1,112
       Changes in operating assets and liabilities            (8,906)     (5,027)    (16,136)     (7,780)
       Other                                                     565       2,127       2,695       2,015
                                                            --------    --------    --------    --------

     NET CASH PROVED BY (USED IN)
       OPERATING ACTIVITIES                                   (4,584)       (974)     (5,864)     (1,477)

INVESTING ACTIVITIES
     Proceeds from disposal of property
       and equipment                                             132          --         132           1
     Additions to property and equipment                        (873)     (1,397)     (2,470)     (4,002)
                                                            --------    --------    --------    --------

     NET CASH PROVIDED BY INVESTING
       ACTIVITIES                                               (741)     (1,397)     (2,338)     (4,001)

FINANCING ACTIVITIES
     Payments on long-term debt                                   --          (2)         --          (6)
     Proceeds from exercise of stock options                     397         208         486         305
                                                            --------    --------    --------    --------

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                397         206         486         299
     DECREASE IN CASH AND EQUIVALENTS                         (4,928)     (2,165)     (7,716)     (5,179)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                   36,852      12,553      39,640      15,567
                                                            --------    --------    --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                       $ 31,924    $ 10,388    $ 31,924    $ 10,388
                                                            ========    ========    ========    ========

(1) Financial data for all periods have been restated to reflect the acquisition of Florida Telephone Systems, Inc. in May 1996, accounted for as a pooling of interests.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--INCOME PER SHARE

Primary income per share is based on the weighted average number of common shares outstanding during each period and common stock equivalents.

NOTE C--RESTATEMENT FOR POOLING OF INTERESTS

The financial statements for all prior periods have been restated to include the accounts of Florida Telephone Systems, Inc. ("FTS"), which was acquired by the Company in a pooling of interests transaction in May 1996, in which 48,193 shares of Inter-Tel Common Stock were issued. FTS did not constitute a significant subsidiary as defined under the regulations. In the statements of income for the six months ended June 30, 1995 net sales increased by $1.0 million and net income increased by $67,000 as a result of the restatement. The restatement did not affect earnings per share for the six months ended June 30, 1995. In the statements of income for the three months ended March 31, 1996 net sales and net income increased by $472,000 and $23,000, respectively, as a result of the restatement. The restatement did not affect earnings per share for the first quarter, but was dilutive by approximately $.01 per share for the six months ended June 30, 1996.

NOTE D--SPECIAL CHARGE

Net income in the three months and six months ended June 30, 1995 includes a special charge reflecting the costs associated with integrating the operations of American Telcom Corp. of Georgia, Inc. and Access West, Inc. during May 1995. The special charge principally includes costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee reductions, and the write-off of intangible assets. Without this special charge, the Company would have reported net income of $2.2 million, or $.19 per share for the second quarter, and $4.0 million, or $.36 per share, in the six months ended June 30, 1995.

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

Results of Operations

         Net sales for the second quarter of 1996 increased 18.4% to $43.7 million from $36.9 million in the second quarter of 1995. Net sales increased 19.5% to $85.9 million in the first six months of 1996 from $71.9 million in the first six months of 1995. For the six months ended June 30, 1996 sales from wholesale distribution accounted for approximately $5.6 million of the increase, with direct sales office sales increasing approximately $4.6 million. The remaining increases occurred in long distance sales and other operations.

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                  Three Months Ended June 30,           Six Months Ended June 30,
                                  ---------------------------           -------------------------
                                      1996           1995                   1996         1995
                                      ----           ----                   ----         ----
Net Sales                            100.0%         100.0%                 100.0%       100.0%
Cost of Sales                         56.3           58.7                   55.3         58.9
                                     -----          -----                  -----        -----
Gross profit                          43.7           41.3                   44.7         41.1
Research and development               3.8            3.9                    3.9          4.0
Selling, general and
     administrative                   30.0           28.6                   30.7         28.9
Special charge                         --             3.6                     --          1.8
                                     -----          -----                  -----        -----
Operating income                       9.9            5.2                   10.1          6.4
Interest and other income              1.2            0.7                    1.1          0.7
Interest expense                       0.1            0.1                     --          0.1
Income taxes                           4.6            2.2                    4.6          2.6
                                     -----          -----                  -----        -----
Net income                             6.4%           3.6 %                  6.6%         4.4%
                                     =====          =====                  =====        =====

         Gross profit for the second quarter of 1996 increased 25.2% to $19.1 million, or 43.7% of net sales, from $15.3 million, or 41.3% of net sales, for the second quarter of 1995. Gross profit increased to $38.4 million, or 44.7% of net sales, in the first six months of 1996 from $29.5 million, or 41.1% of net sales, in the first six months of 1995. Gross margin increased primarily as a result of higher sales of AXXESS digital communication platforms, call processing software and voice processing software as a percentage of net sales, which was offset in part by a higher percentage of sales through dealers and increased sales of the company's network services and long distance calling services.

         Research and development expenses for the second quarter of 1996 increased to $1.7 million, or 3.8% of net sales, from $1.4 million, or 3.9% of net sales, for the second quarter of 1995. Research and development expenses increased to $3.4 million, or 3.9% of net sales, in the first six months of 1996 from $2.9 million, or 4.0% of net sales, in the first six months of 1995. The increases in both periods were primarily attributable to expenses relating to the development and introduction of new products, including expansion of the AXXESS digital communication platform to 512 ports, expansion of the Inter-Tel Axxent digital communication platform to 36 ports, AxxessoryTalk version 4.0 voice processing software, and continuing development of other call processing and voice processing software, CTI products and a line of call processing, voice processing, unified messaging, and internet software which is designed to work on standard IBM compatible X86 servers. The Company expects that research and development expenses may continue to increase in absolute dollars as the Company continues to develop new call processing and voice processing software and enhance existing technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses for the second quarter of 1996 increased 24.3% to $13.1 million, or 30.0% of net sales, from $10.6 million, or 28.6%
of net sales, for the second quarter of 1995. Selling, general and administrative expenses increased to $26.3 million, or 30.6% of net sales, in the first six months of 1996 from $20.7 million, or 28.8% of net sales, in the first six months of 1995. The increases, both in total dollars and as a percentage of sales, for the quarter and six months ended June 30, 1996, were primarily attributable to the costs associated with the implementation of the Company's management information systems, including higher depreciation, maintenance, consulting fees, personnel costs and related expenses. In addition, the Company increased its sales and technical training staff, expanded its credit management group and made increases in receivables reserves. The Company also continues to hire and train additional sales personnel throughout Inter-Tel's direct sales offices and provide additional marketing resources and sales personnel for the expanded dealer network and for network services and long distance services. Higher sales commissions were also paid based upon increased levels of net sales. The Company expects that selling, general and administrative expenses may continue to increase in absolute dollars, but may vary as a percentage of net sales.


         Other income in both periods consisted primarily of interest income and increased in 1996 by the temporary investment of the net proceeds from the public offering of common stock in August 1995. Interest expense during 1996 has been virtually eliminated.

         Net income for the second quarter increased 108% to $2.8 million ($.21 per share) compared to net income of $1.3 million ($.12 per share) for the second quarter of 1995. Net income increased 78.9% to $5.7 million, or $.43 per share, in the first six months of 1996 from $3.2 million, or $.28 per share, in the first six months of 1995. The 1996 earnings per share calculations were affected by the issuance of an additional 2,000,000 shares of stock as a result of the Company's secondary stock offering that closed in August 1995. Net income in the second quarter of 1995 includes a special charge of approximately $815,000, or $.07 per share, reflecting the costs associated with integrating the operations of the American Telcom Corp. of Georgia, Inc. and Access West, Inc. in May 1995. The special charge principally includes costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee terminations, and the write-off of intangible assets.

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

Liquidity and Capital Resources

         The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivables and inventories. During the first six months of 1996, accounts receivable and inventories increased approximately $5.5 million. Accounts receivable and inventories have increased in part due to higher revenues. The increase in accounts receivable and inventories during 1996 was principally funded by operating cash flows and existing cash balances. During the first six months of 1996, accounts payable also decreased approximately $4.5 million due primarily to the delayed payment of 1995 year end expenses as a result of the conversion to the Company's new information systems during the fourth quarter of 1995. In addition, the Company made capital expenditures totaling $2.5 million in the first six months of 1996. The Company anticipates additional capital expenditures during 1996, principally relating to improvement of the operation of the Company's management information systems. At June 30, 1996, the Company had $31.9 million in cash and equivalents, which represents a decrease of approximately $7.7 million from December 31, 1995.

         The Company has a loan agreement with Bank One, Arizona, NA which provides for a $5.0 million, unsecured revolving line of credit. The credit facility is annually renewable and is available through April 30, 1997. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. During the six months ended June 30, 1996, the credit facility was used primarily to support international letters of credit to suppliers.

         During the third quarter of 1995, the Company completed a public stock offering. A portion of the net proceeds may be used to finance strategic acquisitions or corporate alliances. The Company intends to use the balance of the net proceeds primarily for working capital, capital expenditures relating to the upgrade of infrastructure and other general corporate purposes.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds these programs in part through the sale to financial institutions of rental income streams under the leases. Resold lease rentals totaling $51.2 million and $37.3 million remain unbilled at June 30, 1996 and December 31, 1995, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under its lease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

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

Rapid   Technological   Change  And   Dependence  On  New  And  Timely   Product
Introductions

      The market for the Company's software, products and services is characterized by rapid technological change and continuing demand for new products, features and applications. Current competitors or new market entrants may develop new products or product features that could adversely affect the competitive position of the Company's products. Accordingly, the timely introduction of new products and product features, as well as new call processing and voice processing applications, will be a key factor in the Company's future success. Occasionally, new products contain undetected errors or "bugs" when released. Such bugs may result from bugs contained in software products offered by the Company's suppliers or other third parties that are intended to be compatible with the Company's products, over which the Company has little or no control. Although the Company seeks to minimize the number of bugs in its products by its test procedures and strict quality control, there can be no assurance that its new products will be error free when introduced. Any significant delay in the commercial introduction of the Company's products due to bugs, any design modifications required to correct bugs or any impairment of customer satisfaction as a result of bugs could have a material adverse effect on the Company's business and operating results. In addition, new products often take several months before their manufacturing costs stabilize, which may adversely affect operating results for a period of time following introduction. The Company introduced ISDN on its AXXESS digital communication platform to controlled product introduction, expanded the size of the AXXESS and Inter-Tel Axxent platforms, and introduced a number of upgrades to its existing AxxessoryTalk and IVX-500 voice processing platforms during the past 12 months. In the event that the Company were to fail to successfully introduce new platforms, software products or services or upgrades to its existing platforms or products on a regular and timely basis, demand for the Company's existing platforms, software products and services could decline, which could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to successfully develop new platforms, software products, services, technologies and applications on a timely basis as required by changing market needs or that new platforms, software products or enhancements thereto, including its recently announced products and upgrades, when introduced by the Company will achieve market acceptance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      In the market for voice processing software applications, including voice mail, the Company competes against Centigram Communications Corporation ("Centigram"), Octel Communications Corporation ("Octel"), Active Voice Corporation ("Active Voice"), Applied Voice Technology, Inc. ("AVT") and other competitors, including telephone systems manufacturers such as Lucent Technologies, formerly AT&T, NorTel and Siemens ROLM, which offer voice processing systems under their own label as well as through various OEM arrangements. Certain of the Company's competitors may achieve marketing advantages by bundling their voice processing equipment with sales of telephone systems, or by designing their telephone systems so that they do not readily integrate with independent voice processing systems. Inter-Tel expects that the development of industry standards and the acceptance of open systems architectures in the voice processing market could reduce technical barriers to market entry and lead to increased competition.

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

Management Of Growth; Implementation And Improvement Of Management Information Systems

         The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's personnel, management and other resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems. In particular, the Company implemented new management information systems (MIS) late in 1995. The Company believes the new MIS systems will significantly affect many aspects of its business, including its accounting, operations, purchasing, sales and marketing functions. The successful implementation of such systems is crucial to the Company's provision of services and to enable future growth. The Company has experienced some difficulty in the implementation of its new MIS systems. This difficulty has increased the Company's costs, has had an adverse effect on the Company's ability to provide products and services to its customers on a timely basis, and, in addition, has caused some delay in coordinating accounting and financial results. There can be no assurance that the Company will correct the problems it is experiencing in the implementation and improvement of the new MIS systems on a timely basis. If such difficulties continue, the Company's business and operating results could be materially and adversely affected. In addition, there can be no assurance that, once successfully implemented, the new MIS systems will be adequate to support the Company's operations.

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

Potential Fluctuations In Quarterly Results; Limited Backlog

      The Company's quarterly operating results depend upon a variety of factors, including the volume and timing of orders received during the quarter, the mix of products sold, mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures, the level of the Company's operating expenses and the availability and cost of products and components from the Company's suppliers. The Company's customers typically require immediate shipment and installation of platforms and software. As a result, the Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent on orders booked and shipped in that quarter. Moreover, market demand for investment in capital equipment such as digital communication platforms and associated call processing and voice processing software applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. The Company's expense levels are based in part on expectations as to future sales and, if sales levels do not meet expectations, operating results could be adversely affected. Because sales of digital communication platforms through the Company's dealers produce lower gross margins than sales through the Company's direct sales organization, operating results will vary based upon the mix of sales through direct and indirect channels. Although the Company to date has been able to resell the rental streams from leases under its Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales have, in recent periods, grown at a faster rate than the Company's overall net sales and such sales have lower gross margins than the Company's core business. As a result, gross margins could be adversely affected in the event that long distance calling services continue to increase as a percentage of net sales. In addition, the Company is subject to seasonality in its operating results, as net sales for the first and third quarters are frequently less than those experienced in the fourth and second quarters, respectively. As a result of these and other factors, the Company has in the past and could in the future experience fluctuations in sales and operating results on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Concentration Of Ownership

      As of July 1, 1996, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 22% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM l.  LEGAL PROCEEDINGS--Not Applicable

ITEM 2.  CHANGES IN SECURITIES--Not Applicable

ITEM 3.  DEFAULTS ON SENIOR SECURITIES--Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
         HOLDERS

         1. On May 2, 1996, at the Company's annual meeting of shareholders, the shareholders of the Company elected the following directors, each of whom was a nominee of the Company:

         Name                                    Votes For        Votes Withheld
         ----                                    ---------        --------------

         Steven G. Mihaylo                      10,962,778               177,841
         Gary D. Edens                          10,962,606               178,013
         Maurice H. Esperseth                   10,960,778               179,841
         C. Roland Haden                        10,962,778               177,841
         Norman Stout                           10,962,606               178,013
         Kathleen R. Wade                       10,962,271               178,348

         2. The proposal to approve adoption of an Amendment to the Company's 1990 Directors Stock Option Plan received the following votes:

                                                  Votes For       Percentage

         For:                                   10,703,963            96.08%
         Against:                                  377,488             3.39%
         Abstain                                    26,904             0.24%
         Broker Non Vote:                           32,264             0.29%

         3. The proposal to approve adoption of an Amendment to Article IX, Paragraph 1 of the Company's Restated Articles of Incorporation regarding Indemnification received the following votes:

                                                  Votes For       Percentage

         For:                                    10,198,409         91.54%
         Against:                                   843,374          7.57%

         Abstain:                                    96,036          0.86%
         Broker Non Vote:                             2,800           .03%

         4. The proposal to approve adoption of an Amendment to Article IX, Paragraph 2 of the Company's Restated Articles of Incorporation regarding Director Liability received the following votes:

                                                  Votes For      Percentage

         For:                                    10,166,904         91.26%
         Against:                                   941,111          8.45%
         Abstain                                     32,604          0.29%

ITEM 5.  OTHER INFORMATION

         In May 1996, Florida Telephone Systems, Inc. ("FTS") was acquired by the Company in an exchange of stock. A total of 48,193 shares was exchanged for all the outstanding stock of FTS. This acquisition did not meet the criteria of a significant subsidiary under the regulations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         Exhibit 11.1 - Computation of Earnings Per Share

         Exhibit 27.1 - Financial Data Schedule for June 30, 1996

         Exhibit 27.2 - Financial  Data Schedule  (Restated)  for March 31, 1996
                        and December 31, 1995

         Reports on Form 8-K -- None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTER-TEL, INCORPORATED



Date   August 14, 1996                      /s/  Steven G. Mihaylo
    ------------------                      --------------------------------
                                            Steven G. Mihaylo,
                                            Chairman of the Board
                                            and Chief Executive Officer


Date   August 14, 1996                      /s/ Kurt R. Kneip
    ------------------                      --------------------------------
                                            Kurt R. Kneip,
                                            Vice President
                                            and Chief Financial Officer