Form 10-Q
period 1996-09-30
INTER TEL INC
filed 1996-11-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
September 30, 1996                                               0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                              120 North 44th Street
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900

                                 --------------


                                  Common Stock

            (12,949,431 shares outstanding as of September 30, 1996)

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

                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--September 30,            3
              1996 and December 31, 1995

              Condensed consolidated statements of income--three              4
              and nine months ended September 30, 1996 and September 30, 1995

              Condensed consolidated statements of cash flows                 5
              --three and nine months ended September 30, 1996 and September 30, 1995

              Notes to condensed consolidated financial                       6
              statements--September 30, 1996

Item 2.       Management's Discussion and Analysis of Financial               7
              Condition and Results of Operations

PART II. OTHER INFORMATION                                                   18

SIGNATURES                                                                   19

EXHIBIT 11.1                                                                 20

PART I.   FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited) (1)

(In thousands)                                  September 30,       December 31,
                                                    1996               1995
                                                    ----               ----
ASSETS
CURRENT ASSETS
     Cash and equivalents                          $34,950            $39,640
     Accounts receivable -- net                     34,876             29,789
     Inventories                                    24,373             20,580
     Net investment in sales-leases                  7,234              3,629
     Prepaid expenses and other assets               7,380              4,501
                                                  --------           --------
     TOTAL CURRENT ASSETS                          108,813             98,139

PROPERTY & EQUIPMENT                                13,573             11,813
OTHER ASSETS                                        11,942              8,815
                                                  --------           --------
                                                  $134,328           $118,767
                                                  ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                              $11,870            $11,262
     Other current liabilities                      14,458             11,254
                                                  --------           --------
     TOTAL CURRENT LIABILITIES                      26,328             22,516

DEFERRED TAXES AND OTHER LIABILITIES                13,881             11,134
SHAREHOLDERS' EQUITY
     Common stock                                   59,557             58,966
     Retained earnings                              34,794             26,422
     Equity adjustment for foreign
         currency translation                         (158)              (112)
                                                  --------           --------
                                                    94,193             85,276
     Less receivable from Employee
         Stock Ownership Trust                         (74)              (159)
                                                  --------           --------
     TOTAL SHAREHOLDERS' EQUITY                     94,119             85,117
                                                  --------           --------
                                                  $134,328           $118,767
                                                  ========           ========

(1) Financial data for all periods have been restated to reflect the acquisition of Florida Telephone Systems, Inc. in May 1996, accounted for as a pooling of interests.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (1)

                                                         Three Months                   Nine Months
(In thousands except                                  Ended September 30,            Ended September 30,
per share amounts)                                     1996         1995           1996             1995
                                                       ----         ----           ----             ----
NET SALES                                           $ 47,435      $ 38,343      $ 133,384        $ 110,400
Cost of sales                                         27,819        22,424         75,348           64,836
                                                    --------      --------      ---------        ---------
GROSS PROFIT                                          19,616        15,919         58,036           45,564
                                                    --------      --------      ---------        ---------

      Research & development                           1,568         1,488          4,933            4,368
      Selling, general and administrative             13,895        10,908         40,233           31,739
      Special charge                                      --            --             --            1,315 (2)
                                                    --------      --------      ---------        ---------
                                                      15,463        12,396         45,166           37,422
                                                    --------      --------      ---------        ---------

OPERATING INCOME                                       4,153         3,523         12,870            8,142 (2)

      Interest and other income                          393           499          1,356            1,064
      Interest expense                                   (10)          (14)           (43)             (91)
                                                    --------      --------      ---------        ---------

INCOME BEFORE TAXES                                    4,536         4,008         14,183            9,115 (2)
      Income taxes                                     1,847         1,508          5,811            3,414
                                                    --------      --------      ---------        ---------

NET INCOME                                          $  2,689      $  2,500      $   8,372        $   5,701 (2)
                                                    ========      ========      =========        =========

NET INCOME PER SHARE                                $   0.20      $   0.20      $    0.63        $    0.49 (2)
                                                    ========      ========      =========        =========

Average number of common
      shares outstanding                              13,443        12,343         13,385           11,566
                                                    ========      ========      =========        =========

(1) Financial data for all periods have been restated to reflect the acquisition of Florida Telephone Systems, Inc. in May 1996, accounted for as a pooling of interests.

(2) Operating income in 1995 includes a special charge of $1,315,000, which reduced net income by $815,000, or $.07 per share. This special charge reflects the costs associated with integrating the operations of the two acquired companies. Without this special charge, the Company would have reported operating income of approximately $9.5 million and net income of approximately $6.5 million, or $.56 per share, in the nine months ended September 30, 1995.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (1)

                                                         Three Months                     Nine Months
                                                      Ended September 30,              Ended September 30,
(In thousands)                                        1996          1995               1996          1995
                                                      ----          ----               ----          ----
OPERATING ACTIVITIES
     NET INCOME                                      $2,689        $2,500              $8,372       $5,701

     Adjustments to reflect operating activities:
       Depreciation and amortization                  1,107           587               3,002        1,703
       Changes in operating assets and liabilities     (863)       (5,441)            (16,999)     (13,236)
       Other                                          2,209         1.561               4,903        3,562
                                                     ------        ------              ------       ------

     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                           5,142          (793)               (722)      (2,270)

INVESTING ACTIVITIES
     Proceeds from disposal of property
       and equipment                                     11             5                 143            6
     Additions to property and equipment             (2,232)       (1,892)             (4,702)      (5,894)
                                                     ------        ------              ------       ------

     NET CASH USED IN INVESTING
       ACTIVITIES                                    (2,221)       (1,887)             (4,559)      (5,888)

FINANCING ACTIVITIES
     Net proceeds from sale of common stock              --        30,664                  --       30,664
     Payments on long-term debt                          --            (1)                 --           (7)
     Proceeds from exercise of stock options            105           163                 591          468
                                                     ------        ------              ------       ------

     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                             105        30,826                 591       31,125

     INCREASE (DECREASE) IN CASH
       AND EQUIVALENTS                                3,026        28,146              (4,690)      22,967

CASH AND EQUIVALENTS
     AT BEGINNING OF PERIOD                          31,924        10,388              39,640       15,567
                                                     ------        ------              ------       ------

CASH AND EQUIVALENTS
     AT END OF PERIOD                               $34,950       $38,534             $34,950      $38,534
                                                    =======       =======             =======      =======

(1) Financial data for all periods have been restated to reflect the acquisition of Florida Telephone Systems, Inc. in May 1996, accounted for as a pooling of interests.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form l0-K for the year ended December 31, 1995.

NOTE B--INCOME PER SHARE

Primary income per share is based on the weighted average number of common shares outstanding during each year and common stock equivalents.

NOTE C--RESTATEMENT FOR POOLING OF INTERESTS

The financial statements for all prior periods have been restated to include the accounts of Florida Telephone Systems, Inc. ("FTS"), which was acquired by the Company in a pooling of interests transaction in May 1996, in which 48,193 shares of Inter-Tel Common Stock were issued. FTS did not constitute a significant subsidiary as defined under the regulations. In the statements of income for the nine months ended September 30, 1995 net sales increased by $1.5 million and net income increased by $124,000 as a result of the restatement. The restatement increased earnings per share by approximately $.01, from $.48 to $.49 per share, for the nine months ended September 30, 1995. In the statements of income for the three months ended March 31, 1996 net sales and net income increased by $472,000 and $23,000, respectively, as a result of the restatement. The restatement did not affect earnings per share for the first quarter, but was dilutive by approximately $.01 per share for the six months ended June 30, 1996.

NOTE D - SPECIAL CHARGE

Net income in the three months and nine months ended September 30, 1995 included a special charge reflecting the costs associated with integrating the operations of American Telcom Corp. of Georgia, Inc. and Access West, Inc. during May 1995. The special charge principally included costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee reductions, and the write-off of intangible assets. Without this special charge, the Company would have reported net income of approximately $6.5 million, or $.56 per share, in the nine months ended September 30, 1995.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Inter-Tel is a single point of contact, full service solutions integrator providing AXXESS and Axxent digital communication platforms, AxxessoryTalk voice processing platforms, call processing and voice processing software along with various other productivity enhancing software applications, computer telephone integration, and network services and long distance calling services, as well as maintenance, leasing and support services. The Company's Common Stock is quoted
on  the  Nasdaq   National  Market  System  under  the  symbol  INTL.

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

Results Of Operations

         Net sales for the third quarter of 1996 increased 24% to $47.4 million from $38.3 million in the third quarter of 1995. Net sales increased 21% to $133.4 million in the first nine months of 1996 from $110.4 million in the first nine months of 1995. For the nine months ended September 30, 1996, sales from direct sales offices accounted for approximately $9.4 million of the increase, with wholesale distribution increasing approximately $7.6 million. The remaining increases occurred in network and long distance sales and other operations.

         The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                      Three Months              Nine months
                                  Ended September 30,       Ended September 30,
                                  1996          1995        1996          1995
                                  ----          ----        ----          ----

       Net Sales                 100.0%        100.0%      100.0%       100.0%
       Cost of sales              58.6          58.5        56.5         58.7
                                 -----         -----       -----        -----
       Gross profit               41.4          41.5        43.5         41.3
       Research and
         development               3.3           3.9         3.7          4.0
       Selling, general
         and administrative       29.3          28.4        30.2         28.7
       Special charge              --            --          --           1.2
                                 -----         -----       -----        -----
       Operating Income            8.8           9.2         9.6          7.4
       Interest and other
         income                    0.8           1.3         1.0          1.0
       Interest expense            0.0           0.0         0.0          0.1
       Income taxes                3.9           4.0         4.3          3.1
                                 -----         -----       -----        -----
       Net income                  5.7           6.5         6.3          5.2
                                 -----         -----       -----        -----

         Gross profit for the third quarter of 1996 increased 23% to $19.6 million, or 41.4% of net sales, from $15.9 million, or 41.5% of net sales, for the third quarter of 1995. Gross profit increased to $58.0 million, or 43.5% of net sales, in the first nine months of 1996 from $45.6 million, or 41.3% of net sales, in the first nine months of 1995. Gross margin decreased slightly during the third quarter based on the different mix of sales of products and services, and customer concessions caused by problems incurred with the Company's new management information systems since the implementation of and conversion to the new systems in late 1995. Gross margin was higher for the nine months ended September 30, 1996 compared to the same period for 1995. This increase was primarily a result of higher sales, as a percentage of total net sales, of AXXESS digital communication platforms, call processing software and voice processing software, which was offset in part by a higher percentage of sales through dealers and increased sales of the company's network services and long distance calling services, in addition to the factors discussed above regarding the third quarter.

         Research and development expenses for the third quarter of 1996 increased to $1.6 million, or 3.3% of net sales, from $1.5 million, or 3.9% of net sales, for the third quarter of 1995. Research and development expenses increased to $4.9 million, or 3.7% of net sales, in the first nine months of 1996 from $4.4 million, or 4.0% of net sales, in the first nine months of 1995. The increases in both periods were primarily attributable to expenses relating to the development and introduction of new products, including the introduction of ISDN to the AXXESS digital communication platform, expansion of the AXXESS digital communication platform to 512 ports and the addition of ISDN primary rate capability, expansion of the Inter-Tel Axxent digital communication platform to 36 ports, AxxessoryTalk version 4.0 voice processing software, continuing development of other call processing and voice processing software, CTI products and a line of call processing, voice processing, unified messaging, and internet software which is designed to run under Microsoft Windows

NT on standard IBM compatible X86 servers. The Company expects that research and development expenses will continue to increase in the future in absolute dollars as the Company continues to develop new call processing and voice processing software and enhance existing technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses for the third quarter of 1996 increased 27% to $13.9 million, or 29.3% of net sales, from $10.9 million, or 28.4% of net sales, for the third quarter of 1995. Selling, general and administrative expenses increased to $40.2 million, or 30.2% of net sales, in the first nine months of 1996 from $31.7 million, or 28.7% of net sales, in the first nine months of 1995. The increases, both in total dollars and as a percentage of sales, for the quarter and nine months ended September 30, 1996, were primarily attributable to the costs associated with the implementation of the Company's management information systems, including higher depreciation, maintenance, consulting fees, personnel costs and related expenses. In addition, the Company increased its sales and technical training staff, expanded its credit management group and made increases in receivables reserves. The Company continues to hire and train additional sales personnel throughout Inter-Tel's direct sales offices and to provide additional marketing resources and sales personnel for the expanded dealer network and for network services and long distance services. Higher sales commissions were also paid based upon increased levels of net sales. The Company expects that selling, general and administrative expenses will continue to increase in the future in absolute dollars, but may vary as a percentage of net sales.

         Interest and other income in both periods consisted primarily of interest income.

         Interest expense during the first nine months of 1996 was virtually eliminated and other income increased principally as a result of the temporary investment of the net proceeds from public offerings of common stock in late 1993 and during August, 1995.

         Net income for the third quarter increased 8% to $2.7 million ($.20 per share) compared to net income of $2.5 million ($.20 per share) for the third quarter of 1995. Net income increased 47% to $8.4 million, or $.63 per share in the first nine months of 1996, from $5.7 million, or $.49 per share, in the first nine months of 1995. The 1996 earnings per share calculations were affected by the issuance of an additional 2,000,000 shares of stock as a result of the Company's public offering of common stock that closed in August 1995. Net income in the second quarter of 1995 included a special charge of approximately $815,000, or $.07 per share, reflecting the costs associated with integrating the operations of the American Telcom Corp. of Georgia, Inc. and Access West, Inc. in May 1995. The special charge principally included costs associated with redundancy in inventories, equipment abandonment, the combination and relocation of business operations, employee terminations, and the write-off of intangible assets.

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

Liquidity and Capital Resources

         The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivable and inventories. During the first nine months of 1996, accounts receivable and inventories increased approximately $8.9 million. This increase was principally funded by operating cash flow and existing cash balances. The Company also expended approximately $4.7 million during the first nine months of 1996 for property and equipment. At September 30, 1996, the Company had $35.0 million in cash and equivalents, which represents an increase of approximately $3.0 million from June 30, 1996, but a decrease of approximately $4.7 million from December 31, 1995.

         The Company has a loan agreement with Bank One, Arizona, NA which provides for a $5.0 million, unsecured revolving line of credit. The credit facility is annually renewable and is available through April 30, 1997. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. During the nine months ended September 30, 1996, the credit facility was used primarily to support international letters of credit to suppliers.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $57.3 million and $37.3 million remain unbilled at September 30, 1996 and December 31, 1995, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

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

Rapid Technological Change and Dependence on New and Timely Product
Introductions

         The market for the Company's software, products and services is characterized by rapid technological change and continuing demand for new products, features and applications. Current competitors or new market entrants may develop new products or product features that could adversely affect the competitive position of the Company's products. Accordingly, the timely introduction of new products and product features, as well as new telecommunications applications, will be a key factor in the Company's future success. Occasionally, new products contain undetected errors or "bugs" when released. Such bugs may result from defects contained in software products offered by the Company's suppliers or other third parties that are intended to be compatible with the Company's products, over which the Company has little or no control. Although the Company seeks to minimize the number of bugs in its products by its test procedures and strict quality control, there can be no assurance that its new products will be error free when introduced. Any significant delay in the commercial introduction of the Company's products due to bugs, any design modifications required to correct bugs or any impairment of customer satisfaction as a result of bugs could have a material adverse effect on the Company's business and operating results. In addition, new products often take several months before their manufacturing costs stabilize, which may adversely affect operating results for a period of time following introduction. During the past twelve months, the Company introduced ISDN on its AXXESS digital communication platform, expanded the size of the AXXESS and Inter-Tel Axxent platforms, and introduced a number of upgrades to its existing AxxessoryTalk and IVX-500 voice processing platforms. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to successfully develop new software, products, services, technologies and applications on a timely basis as required by changing market needs or that new software or products or enhancements thereto, including its recently announced products and upgrades, when introduced by the Company will achieve market acceptance.

         The Company has recently developed and continues to develop products designed to address the emerging market for the convergence of voice and data applications, or computer telephony integration. If the computer telephony integration ("CTI") market fails to develop or grows more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on this emerging market opportunity, the Company's business and operating results could be materially adversely affected.

Dependence Upon Contract Manufacturers and Component Suppliers

         Certain components used in the Company's digital communication platforms, including certain microprocessors, integrated circuits, power supplies and voice processing interface cards, are currently available from a single source or limited sources of supply, and certain of these components, including integrated circuits, are currently in limited supply. In addition, the Company currently manufactures its products through a limited number of contract manufacturers located in the United States, the Philippines and the People's Republic of China. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control. Varian Associates, Inc. ("Varian") currently manufactures a significant portion of the Company's products at Varian's Tempe, Arizona facility, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communications platforms. From time to time, the Company has experienced delays in the supply of components and finished goods, and there can be no assurance that the Company will not experience such delays in the future. The Company's reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Any delay in delivery or shortage of supply of components or finished goods from Varian or any other supplier, or the Company's inability to develop in a timely manner alternative or additional sources if and when required, could damage the Company's relationships with current and prospective customers and could materially and adversely affect the Company's business and operating results. The Company has no long term agreements with its suppliers that require the suppliers to provide fixed quantities of components or finished goods at set prices. There can be no assurance that the Company will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

Competition

         The market for the Company's digital communications platforms is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent Technologies and Northern Telecom Limited ("NorTel"), as well as Comdial
Corporation ("Comdial"), EXECUTONE Information Systems, Inc. ("Executone"), Mitel Corporation ("Mitel"), Panasonic, Siemens ROLM Communications Inc. ("ROLM"), Toshiba and others. The Company also competes against the regional Bell operating companies ("RBOCS"), which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which call processing facilities are provided through equipment located in the telephone company's central office. Competition by the RBOCs may increase significantly in the future, as the RBOCs have been granted the right to manufacture telephone systems and equipment themselves and/or to bundle the sale of equipment with telephone calling services.

         In the market for voice processing applications, including voice mail, the Company competes against Centigram Communications Corporation ("Centigram"), Octel Communications Corporation ("Octel"), Active Voice Corporation ("Active Voice"), Applied Voice Technology, Inc. ("AVT") and other competitors, including telephone systems manufacturers such as Lucent Technologies, NorTel and Siemens ROLM, which offer integrated voice processing systems under their own label as well as through various OEM arrangements. Certain of the Company's competitors may achieve marketing advantages by bundling their voice processing equipment with sales of telephone systems, or by designing their telephone systems so that they do not readily integrate with independent voice processing systems. Inter-Tel expects that the development of industry standards and the acceptance of open systems architectures in the voice processing market will reduce technical barriers to market entry and lead to increased competition.

         In the market for long distance services, the Company competes against AT&T Corp., MCI Telecommunications Corporation, Sprint Corporation and other suppliers, certain of which also supply the long distance calling and network services that the Company resells. Although the Company acquires a variety of long distance calling services in bulk from certain long distance carriers, there can be no assurance that the Company will be able to purchase long distance calling services on favorable terms from one or more of such providers in the future. In addition, a substantial majority of prospective new long distance customers for the Company currently purchase long distance calling services from the Company's competitors. The Company believes that it is likely to face increased competition in the long distance calling services market to the extent that telecommunications deregulation enables RBOCs to supply long distance calling and network services or enables RBOCs and others to bundle long distance, local telephone and wireless services. Moreover, the Company expects to face increased competition in the future because low technical barriers to entry will allow new market entrants.

         Many of the Company's competitors are substantially larger, and have significantly greater financial and technical resources, name recognition and marketing and distribution capabilities, than the Company. The Company expects that competition will continue to be intense in the markets addressed by its products and services, and there can be no assurance that the Company will be able to compete successfully in the future.

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

         In particular, the Company implemented new management information systems (MIS) late in 1995. The new MIS systems significantly affect many aspects of the Company's business, including its accounting, operations, purchasing, sales and marketing functions. The Company has experienced some difficulty in the implementation of these MIS systems. This difficulty has increased the Company's costs, has had an adverse effect on the Company's ability to provide products and services to its customers on a timely basis, and, in addition, has caused some delay in coordinating accounting and financial results. There can be no assurance that the Company will successfully complete the total automation and integration of the MIS systems in their current configuration. In addition, one of the Company's primary MIS systems software vendors has filed for protection under Chapter 11 of the Bankruptcy Code in the U.S. District Court, District of Arizona, which may further complicate the steps necessary for a full integration. The Company is currently reviewing remedial steps and alternatives, including (1) methods to improve reliability of data and performance in the current MIS systems and configuration; (2) variations to the current configuration; and (3) the possibility of the selection of alternative providers. Any of such actions could result in additional costs and could result in further delays in obtaining fully-functional MIS systems, which could have a material adverse effect on the Company's business and operating results.

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

Product Protection and Infringement

         The Company's future success is dependent in part upon its proprietary technology. The Company has no patents and relies principally on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any copyright owned by the Company will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide competitive advantages to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results.

         From time to time, the Company is subject to proceedings alleging infringement by the Company of intellectual property rights of others. If any such claim is asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on terms acceptable to the Company or at all. In the alternative, the Company could resort to litigation to challenge any such claim, which could require the Company to expend significant sums and could require the Company to pay significant damages, develop noninfringing technology or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on the Company's business and operating results. In the event that the Company is unable or chooses not to license such technology or decides not to challenge such third party's rights, the Company could encounter substantial and costly delays in product introductions while attempting to design around such third party rights, or could find that the development, manufacture or sale of products requiring such licenses could be materially inhibited.

Reliance on Dealer Network

         A substantial portion of the Company's net sales are made through its network of independent dealers. The company faces intense competition from other telephone system and voice processing system manufacturers for such dealers' business, as most of the Company's dealers carry products which compete with the Company's products. The Company has no long term agreements with any of its dealers, and there can be no assurance that any such dealer will not promote the products of the Company's competitors to the detriment of the Company's products. The loss of any significant dealer or group of dealers, or any event or condition adversely affecting the Company's dealer network, could have a material adverse effect on the Company's business and operating results. In recent years the Company has effected a number of strategic acquisitions of resellers of telephony products and integrated these operations with its existing direct sales operations in the same geographic areas and in other strategic markets. There can be no assurance that one or more of the Company's dealers will not be acquired by a competitor and that the loss of any such dealer so acquired will not adversely affect the Company's business and operating results.

Risks of Providing Long Distance and Network Services

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

Potential Fluctuations in Quarterly Results; Limited Backlog

The Company's quarterly operating results depend upon a variety of factors, including the volume and timing of orders received during the quarter, the mix of products sold and mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures, the level of the Company's operating expenses and the availability and cost of products and components from the company's suppliers. The Company's customers typically require the immediate shipment and installation of systems. As a result, the Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent on orders booked and shipped in that quarter. Moreover, market demand for investment in capital equipment such as telephone systems and applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. The Company's expense levels are based in part on expectations as to future sales and, if sales levels do not meet expectations, operating results could be adversely affected. Because sales of systems through the Company's dealers produce lower gross margins than sales through the Company's direct sales organization, operating results will vary based upon the mix of sales through direct and indirect channels. Although the Company to date has been able to resell the rental streams from leases under its Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales have, in recent periods, grown at a faster rate than the Company's overall net sales and such sales have lower gross margins than the Company's core business. As a result, gross margins could be adversely affected in the event that long distance calling services continue to increase as a percentage of net sales. In addition, the Company is subject to seasonality in its operating results, as net sales for the first and third quarters are frequently less than those experienced in the fourth and second quarters, respectively. As a result of these and other factors, the Company has in the past and could in the future experience fluctuations in sales and operating results on a quarterly basis.

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

Possible Volatility of Stock Price

         The Company believes that factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, general conditions in the telecommunications industry or the worldwide economy, changes in legislation or regulation affecting the telecommunications industry, an outbreak of hostilities, a shortfall in revenue or earnings from securities analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. Many of such factors are beyond the Company's control. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Concentration of Ownership

         As of October 31, 1996, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 21% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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


                                            INTER-TEL, INCORPORATED


Date 11-13-96                               /s/ Steven G. Mihaylo
     --------------                         ------------------------------------
                                            Steven G. Mihaylo, Chairman of the
                                            Board and Chief Executive Officer


Date 11-13-96                               /s/ Kurt R. Kneip
     --------------                         ------------------------------------
                                            Kurt R. Kneip, Vice President and
                                            Chief Financial Officer