Form 10-K
period 1996-12-31
INTER TEL INC
filed 1997-03-21
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File Number:
     December 31, 1996                                           0-10211

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

                                  Common Stock
              (12,951,163 shares outstanding as of March 14, 1997)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price in NASDAQ National Market System on March 14, 1997, was approximately $149,000,000 Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

         Materials have been incorporated by reference into this Report from the following documents: (1) materials from the registrant's Proxy Statement relating to its 1997 Annual Meeting of Shareholders have been incorporated by reference into Part III and Part IV and (2) documents from the registrant's Form S-1 Registration Statements (Nos. 2-70437 and 33-70054), Form S-3 Registration Statements (Nos. 33-58161, 33-61437, 333-01735 and 333-12433), Form S-8
Registration Statements (Nos. 2-94805, 33-40353 and 33-73620), Annual Reports on Form 10-K for the years December 31, 1984, 1988 and 1994, and current reports on Form 8-K dated July 17, 1987, August 3, 1988 have been incorporated by reference into Part IV, Item 14. Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II.

                             INTER-TEL, INCORPORATED
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1     Business                                                            3
Item 2     Properties                                                         20
Item 3     Legal Proceedings                                                  21
Item 4     Submission of Matters to a Vote
           of Security Holders                                                21

                                     PART II

Item 5     Market for the Registrant's Common Stock
           and Related Stockholder Matters                                    21
Item 6     Selected Financial Data                                            21
Item 7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      21
Item 8     Financial Statements and Supplementary Data                        21
Item 9     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                             21

                                    PART III

Item 10    Directors and Executive Officers of the Registrant                 21
Item 11    Executive Compensation                                             22
Item 12    Security Ownership of Certain Beneficial Owners and Management     22
Item 13    Certain Relationships and Related Transactions                     22

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K    22

                                     PART I

ITEM 1.  BUSINESS

The Company

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Readers are cautioned that such statements are only predictions and involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under "Factors That May Affect Results of Future Operations" below and elsewhere in this report.

         Inter-Tel, incorporated in Arizona in 1969, is a single point of contact, full service solutions integrator providing AXXESS and Axxent digital business communication platforms, AXXESSORY Talk voice processing platforms, call processing and voice processing software along with various other productivity enhancing software applications, computer telephone integration, and network services and long distance calling services, as well as maintenance, leasing and support services. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol INTL.

         The Company has developed a distribution network of direct sales offices, dealers and value added resellers (VARs) which sell the Company's products to small-to-medium-size organizations and to divisions or departments of larger organizations, including Fortune 500 companies, large service organizations and governmental agencies. The Company has 29 direct sales offices in the United States, one in the United Kingdom, one in Japan and a network of hundreds of dealers and VARs who purchase directly from the Company. The Company is also in the process of expanding its international dealer network.

         The Company's strategy is to offer to its customers, through a broad distribution network, the total solution for their communications needs--a single source for their full range of telephony requirements, and to provide to its market segment, on a cost-effective basis, advanced technologies that have achieved acceptance in the market for larger systems.

Products and Services

         The Company's current and planned products and services span the following portions of its market segment:

o   Digital Communication Platforms
o   Computer Telephone Integration
o   Voice Processing Software
o   Internet Connectivity
o   Networking Technologies
o   Network and Long Distance Services
o   Flexible Financing

         The market for the Company's products and services is characterized by rapid technological change and continuing demand for new products, features and applications. See "Factors That May Affect Results of Future Operations -- Rapid Technological Change and Dependence on New and Timely Product Introductions."

Digital Communication Platforms

         Inter-Tel offers an extensive line of digital communication systems, including hardware platforms and C++ software applications, which meet the requirements of most businesses. Because these platforms are based upon open architecture and conform to established computer and telephone industry standard programming interfaces and protocols (such as TAPI, TSAPI and TCP/IP), customers can choose from a variety of either system/server level or desktop applications. In addition, advanced digital technology, such as T-1 and ISDN services, are used with Inter-Tel's platforms to provide some of the best communication services available.

         Inter-Tel's flagship product, the AXXESS platform, incorporates advanced technology for computer and telephone integration providing businesses with the ability to customize applications to enhance their operations and increase productivity.

         Future enhancements to the current AXXESS platform will allow the system to accommodate virtually any size requirement. Through fully transparent digital networking, two or more systems can operate as one, supporting several thousand devices.

         Another product reflective of Inter-Tel's evolution toward server-based technologies is the Call Server. Designed as a Windows NT telephony server, it incorporates AXXESS call processing software, with its powerful call processing features and CTI potential, plus selected Internet services and unified messaging software all in one computer industry standard X86 server. The Vocal'Net will use both proprietary Inter-Tel digital terminals and single line telephones. The Vocal'Net server is designed for medium to large businesses. It allows for better management of data and telecommunications networks while providing integrated TCP/IP intranet and Internet voice connectivity.

         AXXESS

         The Company commenced commercial shipments of the AXXESS system and software in the fourth quarter of 1993. In 1996, the Company released AXXESS version 4.1, which expanded the system to 512 ports and added such advanced capabilities as primary rate ISDN support, integrated call recording, voice prompts in multiple languages, and a Windows 95-based Attendants Console.

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

         AXXESS system telephones incorporate user-friendly, 6 by 16 character LCD displays with menu keys that permit the user to select from multiple menu choices or access additional menu screens. AXXESSORY Talk, the integrated voice processing application, permits push-button selection of voice processing commands to appear on the telephone's LCD display, as well as voice-prompted selections through the telephone keypad. The AXXESS system is multi-lingual, offering English or Japanese voice prompts and LCD displays and allowing the user to switch from one language to the other. Additional languages can be added in the future.

         The open architecture interface permits tight integration with a PC or workstation system bus, using several industry-standard interfaces to provide efficient access to voice processing and other applications on the PC or workstation. Applications include database look-up (which utilizes Caller-ID information to retrieve customer information automatically from a computerized database), automated attendant, interactive voice response, automatic call distribution (which queues and prioritizes incoming calls), and call accounting (which permits the monitoring of telephone usage and toll cost). The AXXESS system is managed through a

Microsoft   Windows-based  graphical  user  interface  on  a  PC  to  facilitate installation, system configuration and programming.

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

         Inter-Tel Axxent

         The Company introduced its newest product line, the Inter-Tel Axxent, in the third quarter of 1995. The system originally supported 16 lines and 8 trunks. Software version 2.0, released in third quarter 1996, increased the system capacity to 24 lines and 12 trunks. Small businesses are demanding advanced telephony applications formerly reserved only for large corporations. The Inter-Tel Axxent is designed to bring many of the advanced features and functionality of the AXXESS system to smaller installations on a cost-effective basis while enabling users to migrate to an AXXESS system as their telecommunications needs evolve. The Inter-Tel Axxent provides capabilities such as computer telephone integration, DSP technology, real-time ACD reporting, and integrated voice processing. Housed in a compact PC type mid-tower, the Inter-Tel Axxent platform also offers the convenience of a default database so the system is fully operational as soon as it is plugged in. Basic database programming can also be performed through the digital telephone terminals. The system is sold through direct sales offices and direct dealers to professional businesses such as doctors, lawyers, and architects.

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

o   GLX and GLX+
o   GMX-48
o   IMX 1224/2448/2460
o   IMX/GMX 256
o   IMX/GMX 416/832

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

Computer Telephone Integration (CTI)

         Through Computer Telephone Integration (CTI), two of the most important business tools--the computer and the telephone--are linked into one environment to provide streamlined business processes and enhanced customer service.

         With CTI technology and Inter-Tel's industry-standard communication platforms and C++, object oriented, call processing software, users can be better prepared to answer incoming telephone calls. With Inter-Tel's AXXESSORY Connect software for the AXXESS system and local Caller I.D. information, users can accept phone calls through their desktop PC. Caller information can appear on the screen even before the call is answered. On an individual desktop or a company-wide network basis, Inter-Tel offers a variety of products, such as AXXESSORY ACD, that can manage automatic call distribution at peak efficiency or route incoming telephone calls, based on various parameters, to a specific person. It can also collect, analyze and report real-time call processing information for staff forecasting and analysis.

         Certain of Inter-Tel's software applications can also integrate with other "off-the-shelf" Windows applications such as personal information managers, call routing or call management software that can further enhance customer service while increasing call efficiency and employee productivity. Inter-Tel has partnered with a number of third party software developers to integrate with their existing applications to create a working environment for database, personal organizer, or terminal emulation programs.

         If these "off-the-shelf" applications do not completely meet the needs of a customer, the open design of Inter-Tel's software allows independent software developers to write custom applications through Inter-Tel's Developer's Program. Or, Inter-Tel's CTI Solutions Group can provide professional consulting services or development of individual customer applications, for either desktop or Local Area Network ("LAN")-based applications.

         Call management applications that were once reserved for large call centers, such as airline reservation centers or banking operations, are now available and affordable from Inter-Tel for most businesses. The Company intends to design future enhancements to integrate LAN-based solutions on a Windows NT Server.

Voice Processing Software

         Inter-Tel's AXXESSORY Talk, Axxent Talk, and the IVX500 are all voice processing platforms that work with Inter-Tel's communication platforms. All three applications use the Multi-Vendor Interface Protocol (MVIP), an industry standard for connecting multi-vendor PC-based boards in voice processing, data switching and video systems.

         Future enhancements to AXXESSORY Talk, the voice processing software for the AXXESS platform are planned, including the ability to program and schedule multiple voice mail greetings, cancel unheard messages, detect and route incoming faxes to a specific extension and the ability to automatically return a call from voice mail by using Caller I.D.

         As the need to merge different types of messages continues to evolve, Inter-Tel is developing unified messaging software, scheduled for release in the third quarter of 1997. By using standard electronic mail gateway technology,
Inter-Tel's unified messaging software will be designed to enable the integration of all types of messages into a single user interface on a PC, supporting internet e-mail and major electronic mail packages including Microsoft Mail, Microsoft Exchange, Lotus Notes and cc:Mail. Integrating e-mail, fax and voice mail through one message management interface at both the PC and the phone could allow users to easily see and control all different types of messages that have been received.

         Inter-Tel is developing unified messaging software to work in conjunction with the Microsoft Exchange messaging application, included with Windows 95 as well as Microsoft's new Outlook product. Inter-Tel's unified messaging software will conform to the Messaging Application Programming
Interface (MAPI) standard developed by Microsoft and will work with the AXXESSORY Talk digital voice processing platform.

         Inter-Tel's unified messaging software should provide yet another means for improving workplace productivity and retrieving messages anywhere from a phone or a PC connected to a modem.

Internet Connectivity

         With the advent of Internet telephony, more companies are relying on the Internet for the delivery of streamlined marketing, sales and customer support, as well as affordable alternatives to fax, express mail and other forms of global communications. In 1996, Inter-Tel developed the Vocal'Net Server.

         The Vocal'Net Server, scheduled for commercial release in the summer of 1997, is a stand-alone Internet telephony solution available for use with the AXXESS system or virtually any business telephone system equipped with T-1 capability. It provides a gateway for bridging the public telephone network and a company's intranet or the Internet. With the Vocal'Net Server, users will be able to conduct real-time, full-duplex, high-quality, two-way voice communications over the Internet, for potential savings compared to standard long distance phone service. Designed to meet the needs of most businesses, the Vocal'Net Server will be available in multiple port sizes.

         The Vocal'Net Server does not require customized telephone sets or specialized software and cards in each desktop computer. Furthermore, the Vocal'Net Server does not rely on the central processing unit of the computer for the compression or packetization of information. Therefore, the server may be able to handle additional functions as well.

         Because Internet telephony converts all transmissions to the same type of packets, both voice and data can use the same data circuits, thereby reducing backlog on the data circuits and increasing efficiency. Bandwidth is maximized to a point that some users may be able to reduce the overall number of circuits needed.

         The Vocal'Net Server is designed to allow businesses to create virtual offices, enabling traveling or off-site employees to connect to the main office from anywhere in the country or the world. All that is needed is a laptop computer and the number of a local Internet Service Provider to receive multimedia messages and to place calls over the Internet. Another application is "Touch-To-Talk" telephony-enabled web pages, which allows users to automatically connect over the Internet to talk to customer service agents.

         In its initial commercial release scheduled for mid-1997, the Vocal'Net Server will be designed to work with business telephone systems that support E&M signaling over T-1 lines and to handle up to 24 simultaneous calls, offering advanced Internet telephony technology. Future planned enhancements will include industry standard compatibility (H.323) for integration with PC-based software applications and other types of gateways as well as a fax gateway to provide fax and broadcast fax capabilities across the Internet.

Networking Technologies

         To develop a solid foundation for state-of-the-art data and telecommunications networking, customers require strategic network expertise from their networking provider. Designing, installing and supporting the complete integration of a customer's complex data and telecommunications network, from land-based LANs to geographically dispersed Wide Area Networks
(WANs), is a key goal of Inter-Tel.

         By forming alliances with major manufacturers of hardware and software technologies, Inter-Tel is working to provide the routers, ATM, LAN and WAN switches, file servers, intelligent hubs and any other device required for the customer's intranet or for usage of the Internet. Pre-sale design support, project coordination for implementation, and installation support are offered on the full line of Inter-Tel server-based telephony products and services.


Network and Long Distance Services

         The enactment of the Telecommunications Act of 1996 greatly impacted both the telecommunications industry and NetSolutions, Inter-Tel's network and long-distance services provider, by opening telecommunications markets to local and private carriers.

         Working with domestic and international carriers, Inter-Tel NetSolutions offers a wide range of voice, data and video services. Using state-of-the-art technology, such as digital fiber optics, NetSolutions offers services that include domestic and international long distance, dedicated services such as frame relay and private line circuits, and pre-paid and traditional calling cards.

         Call centers using T-1 access for incoming toll-free traffic, sales offices using NetSolutions' switched long distance or companies linking multiple offices throughout the country on a frame relay network are examples of the applications currently supported by Inter-Tel NetSolutions. Whether it is toll-free service or WAN design, Inter-Tel NetSolutions is capable of handling a broad spectrum of telecommunications needs.

         Inter-Tel NetSolutions intends to offer local service, Internet access and wireless products, thus continuing Inter-Tel's evolution as a total solution provider. However, these services are not currently provided, and there can be no assurance that the Company will be able to provide these services in the future.

Flexible Financing

         An integral part of bringing the total solution to the customer is to provide a range of affordable financing programs in one flexible and convenient package. With Inter-Tel, customers can acquire their telephony and computer platforms, software applications and network services, as well as financing, all from a single source.

         Inter-Tel's Totalease program provides qualified customers with that total solution for their telephony products. The Totalease program includes full system maintenance and training, fixed equipment add-on and upgrade provisions, risk of loss, guaranteed renewal options and other services, all at a fixed monthly cost. With Totalease, Inter-Tel manages the responsibilities and risks associated with ownership of communications equipment.

         Inter-Tel also offers a line of low cost lease purchase financing. Lease terms range from 24 to 84 months with $1.00, fixed and fair market value purchase options. In addition, Inter-Tel will customize financing packages to suit customers with special financial needs. By offering this type of financing to acquire Inter-Tel products and services, Inter-Tel provides the customer with the comfort of predictable monthly costs and the security of a direct, long term relationship with Inter-Tel.

Sales and Distribution

         The Company has developed a broad distribution network of direct sales offices, dealers and value added resellers (VARs) which market the Company's products to small to medium size organizations and divisions or departments of larger organizations. In the United States, the Company has 29 direct sales offices and a network of hundreds of dealers who purchase systems directly from the Company. Direct dealers are typically located in geographic areas in which the Company does not maintain direct sales offices. The Company is additionally pursuing distribution of its products through value added resellers (VARs). These resellers have traditionally sold complex data solutions to customers, and the Company is seeking to leverage this distribution network to capitalize on the merging of the computer and telephony industries. The Company maintains a dealer support office and direct sales office in the United Kingdom and has a network of approximately 20 dealers in the United Kingdom and Europe. In addition, in 1993 the Company opened a dealer support office and direct sales office in Japan and is in the process of establishing dealers in Asia.

         The Company believes that its success depends in part upon the strength of its distribution channels and the ability of the Company to maintain close access to its end user customers. In recent periods, the Company has sought to improve its access to end user customers by effecting strategic acquisitions of resellers of telephony products and services in markets in which the Company has existing direct sales offices and in other strategic markets. To this end, in 1996 the Company acquired Florida Telephone Systems, Inc. and NTL Corporation (dba ComNet of Ohio). The Company has expanded its direct sales office personnel from a total of 332 persons at December 31, 1992 to a total of 795 at December 31, 1996.

         The Company's sales through its direct sales offices as a percentage of total sales have decreased from 62.1% of net sales in 1993 to 56.4% of net sales in 1996. Sales to distributors, dealers, and VARs have increased from 29.6% of net sales in 1993 to 31.5% of net sales in 1996. Sales through the Company's long distance and network services operation have increased from 0.7% of net sales in 1993 to 6.5% of net sales in 1996.

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

         International sales, which to date have been made through the Company's United Kingdom and Japan subsidiaries, accounted for approximately 1.5%, of net sales in 1996. In order to sell its products to customers in other countries, the Company must comply with local telecommunications standards. The Company's AXXESS system can be readily altered through software modifications, which the Company believes will facilitate compliance with these local regulations. The Company had previously experienced delays in the United Kingdom in achieving final regulatory approval of its products; however, approvals were received during 1996 to market and sell the Company's digital product lines. In addition, the AXXESS system has been designed to support multi-lingual functionality, and currently supports English and Japanese. The Company is presently establishing dealer networks in Japan and Asia and is working to expand its dealer network in the United Kingdom and Europe.

Research and Development

         The Company's research and development efforts over the last several years have been focused primarily on developing new products like the Inter-Tel Axxent system, enhancing the CTI capabilities of the AXXESS product, as well as expanding the capacity of the Company's AXXESS and AXXESSORY Talk systems. Current efforts are related to support of industry standard CTI interfaces, development of additional applications and features, the development of an Internet voice server (Vocal'Net server), and the development of a LAN-based Communications Server incorporating the Company's Call Processing and Voice Processing software. New applications under development also include Basic Rate ISDN, telecommunications networking, and unified messaging software. The software-based architecture of the AXXESS system facilitates maintenance and support, upgrades, and incorporation of additional features and functionality.

         The Company had a total of 95 personnel engaged in research and development as of December 31, 1996. Research and development expenses were $6,581,711, $5,763,517 and $4,536,882 for 1996, 1995 and 1994, respectively.

Manufacturing

         The Company manufactures substantially all of its systems through third party subcontractors located in the United States, China and the Philippines. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce telephone switches, telephones and printed circuit boards to the Company's engineering specifications and designs. The suppliers also inspect and test the equipment before delivering them to the Company, which in some cases then performs systems integration, software loading, final testing and shipment. The Company maintains written agreements with its principal suppliers. The Company provides a forecast schedule to its suppliers and revises the forecast on a periodic basis.

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

Customer Service and Support

         The Company believes that customer service and support is a critical component of customer satisfaction and the success of the Company's business. The Company operates a Technical Support "hotline" to provide a range of telephone support to its distributors, dealers and end user customers through a toll-free number. The Company also provides on-site customer support and, through remote diagnostic procedures, has the ability to detect and correct system problems from its Technical Support facilities.

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

Competition

         The market for the Company's products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent Technologies (formerly AT&T) and NorTel (formerly Northern Telecom), as well as Comdial, Executone, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, ROLM, Toshiba and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the regional Bell operating companies (RBOCs), which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office.

         The Telecommunication Act of 1996 and AT&T's announcement to divide itself into three enterprises has had an impact on competition in the communication industry. The Telecommunication Act of 1996 opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can offer telephone services and Internet access. These changes will increase competition in the communication industry and will create additional competition and opportunities in customer premise equipment as these new services and interfaces become available.

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

         As the Company enters the markets for local telephone service and Internet access, it will face additional competition from RBOCs and other providers, which have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs and other providers have greater name recognition, more established positions in the market and long standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets.

         To the extent that Inter-Tel develops more server-based telecommunications products, Inter-Tel's competition will be the large computer software companies, such as IBM (Lotus), and Microsoft. In addition, the server-based telephony market has shown increasing competition from small software start-up companies.

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

Employees

         As of December 31, 1996, the Company had a total of 1,193 employees, of whom 972 were engaged in sales, marketing and customer support, 58 in quality, manufacturing and related operations, 95 in research and development, and 68 in finance and administration. The Company's future success will depend upon its ability to attract, retain and motivate highly qualified employees, who are in great demand. The Company believes that its employee relations are excellent.

Factors That May Affect Results of Future Operations

        In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this Form 10-K.

Rapid Technological Change and Dependence on New and Timely Product
Introductions

         The market for the Company's software, products and services is characterized by rapid technological change and continuing demand for new products, features and applications. Current competitors or new market entrants may develop new products or product features that could adversely affect the competitive position of the Company's products. Accordingly, the timely introduction of new products and product features, as well as new telecommunications applications, will be a key factor in the Company's future success. Occasionally, new products contain undetected errors or "bugs" when released. Such bugs may result from defects contained in software products offered by the Company's suppliers or other third parties that are intended to be compatible with the Company's products, over which the Company has little or no control. Although the Company seeks to minimize the number of bugs in its products by its test procedures and strict quality control, there can be no assurance that its new products will be error free when introduced. Any significant delay in the commercial introduction of the Company's products due to bugs, any design modifications required to correct bugs or any impairment of customer satisfaction as a result of bugs could have a material adverse effect on the Company's business and operating results. In addition, new products often take several months before their manufacturing costs stabilize, which may adversely affect operating results for a period of time following introduction. During the past twelve months, the Company introduced ISDN on its AXXESS digital communication platform, expanded the size of the AXXESS and Inter-Tel Axxent platforms, introduced a number of upgrades to its existing AXXESSORY Talk and IVX-500 voice processing platforms and announced the introduction of the Vocal'Net Server product. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Additionally, there can be no guaranty that future costs of accessibility, lack of capacity or voice transmission quality of the Internet will not adversely affect the ability of the Company to deliver all Internet products and services on a cost effective basis. There can be no assurance that the Company will be able to successfully develop new software, products, services, technologies and applications on a timely basis as required by changing market needs or that new software or products or enhancements thereto, including its recently announced products and upgrades, when introduced by the Company, will achieve market acceptance.

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

Dependence Upon Contract Manufacturers and Component Suppliers

         Certain components used in the Company's digital communication platforms, including certain microprocessors, integrated circuits, power supplies and voice processing interface cards, are currently available from a single source or limited sources of supply, and product availability could be limited. In addition, the Company currently manufactures its products through a limited number of contract manufacturers located in the United States, the Philippines and the People's Republic of China. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control. Varian Associates, Inc. ("Varian") currently manufactures a significant portion of the Company's products at Varian's Tempe, Arizona facility, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communications platforms. From time to time, the Company has experienced delays in the supply of components and finished goods, and there can be no assurance that the Company will not experience such delays in the future. The Company's reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Any delay in delivery or shortage of supply of components or finished goods from Varian or any other supplier, or the Company's inability to develop in a timely manner alternative or additional sources if and when required, could damage the Company's relationships with current and prospective customers and could materially and adversely affect the Company's business and operating results. The Company has no long term agreements with its suppliers that require the suppliers to provide fixed quantities of components or finished goods at set prices. There can be no assurance that the Company will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

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

         The Telecommunication Act of 1996 and AT&T's announcement to divide itself into three enterprises has had an impact on competition in the communication industry. The

Telecommunication Act of 1996 opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can offer telephone services and Internet access. These changes will increase competition in the communication industry and will create additional competition and opportunities in customer premise equipment as these new services and interfaces become available. As the Company enters the markets for local telephone service and Internet access, it will face additional competition from RBOCs and other providers, which have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs and other providers have greater name recognition, more established positions in the market and long standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets.

         In the market for voice processing applications, including voice mail, the Company competes against Centigram Communications Corporation ("Centigram"), Octel Communications Corporation ("Octel"), Active Voice Corporation ("Active Voice"), Applied Voice Technology, Inc. ("AVT") and other competitors, including telephone systems manufacturers such as Lucent Technologies, NorTel and ROLM, which offer integrated voice processing systems under their own label as well as through various OEM arrangements. Certain of the Company's competitors may achieve marketing advantages by bundling their voice processing equipment with sales of telephone systems, or by designing their telephone systems so that they do not readily integrate with independent voice processing systems. Inter-Tel expects that the development of industry standards and the acceptance of open systems architectures in the voice processing market will reduce technical barriers to market entry and lead to increased competition.

         In the market for long distance services, the Company competes against AT&T Corp., MCI Telecommunications Corporation, Sprint Corporation and other suppliers, certain of which also supply the long distance calling and network services that the Company resells. Although the Company acquires a variety of long distance calling services in bulk from certain long distance carriers, there can be no assurance that the Company will be able to purchase long distance calling services on favorable terms from one or more of such providers in the future. In addition, a substantial majority of prospective new long distance customers for the Company currently purchase long distance calling services from the Company's competitors. The Company believes that it is likely to face increased competition in the long distance calling services market as a result of telecommunications deregulation, which enables RBOCs to supply long distance calling and network services, and enables RBOCs and others to bundle long distance, local telephone and wireless services. Moreover, the Company expects to face increased competition in the future because low technical barriers to entry will allow new market entrants.

         As Inter-Tel develops more server-based and CTI telecommunications products, Inter-Tel's competition will be the large computer software companies, such as IBM (Lotus), and Microsoft. In addition, the server-based telephony and CTI markets have shown increasing competition from small software start-up companies.

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

         The Company implemented a new MIS system late in 1995. The MIS system significantly affected many aspects of the Company's business, including its accounting, operations, purchasing, sales and marketing functions. Since the date of implementation, the Company has experienced difficulty with the new MIS system software, which increased the Company's costs, had an adverse effect on the Company's ability to provide products and services to its customers on a timely basis and caused delays in coordinating accounting and financial results. During the fourth quarter of 1996, the Company determined that the limitations of the existing system software would prevent Inter-Tel from establishing an integrated and centralized dispatch and telemarketing center.

         During the fourth quarter of 1996, the Company decided to replace its MIS system software with an integrated solution from a more established vendor and accordingly has written off the software license and implementation costs relating to the system software being replaced. Inter-Tel has signed an agreement with a large, established software and database vendor to implement, maintain and support alternate MIS system software to be utilized throughout the Company. Inter-Tel believes that such action was necessary to allow for the stability and growth of Inter-Tel.

    The actions to replace the MIS system software could result in additional costs and probable delays in obtaining a fully functional MIS system, including but not limited to additional or alternate hardware and software required, but not available in the current system configuration, and additional personnel, which could have a material adverse effect on the company's business and operating results. In addition, implementation of this system software and the transition from the current system software to the new information system software will require substantial financial resources and personnel.

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

         As  the  Company  expands  its  international   operations,   effective
intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation or delays in product introductions or decisions to discontinue development, manufacture or sale of such products, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results.

Reliance on Dealer Network

         A substantial portion of the Company's net sales are made through its network of independent dealers. The company faces intense competition from other telephone system and voice processing system manufacturers for such dealers' business, as most of the Company's dealers carry products which compete with the Company's products. The Company has no exclusive agreements with any of its dealers. The loss of any significant dealer or group of dealers, or any event or condition adversely affecting the Company's dealer network, could have a material adverse effect on the Company's business and operating results.

Risks of Providing Long Distance and Network Services

         Inter-Tel depends on a reliable supply of telecommunications services and information from several long distance carriers. Because it does not own transmission facilities, the Company relies on long distance carriers for the provision of network services to the Company's customers and for billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. There can be no assurance that the promulgation of certain regulations will not adversely affect the Company's business and operating results. Contracts with the long distance carriers from which the Company currently resells services typically have a multi-year term in which the Company's prices are relatively fixed and have minimum use requirements. There can be no assurance that the Company will meet minimum use commitments, will be able to negotiate lower rates with carriers in the event of any decrease in end user rates or will be able to extend its contracts with long distance carriers at prices favorable to the Company. The Company's ability to continue to expand its long distance service operations will depend on its ability to continue to secure reliable long distance services from a number of long distance carriers and the willingness of such carriers to continue to make telecommunications services and billing information available to the Company on favorable terms.

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

Concentration of Ownership

As of December 31, 1996, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 21% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                Age            Position
----                                ---            --------

Steven G. Mihaylo                   53             Chairman of the Board of
                                                   Directors and Chief
                                                   Executive Officer
Thomas C. Parise                    42             President and Chief
                                                   Operating Officer
Craig W. Rauchle                    41             Executive Vice President
Ross McAlpine                       45             President of Inter-Tel
                                                   Leasing, Inc.
Kurt R. Kneip                       34             Vice President, Chief
                                                   Financial Officer, Secretary
                                                   and Assistant Treasurer
J. Robert Anderson                  60             Director
Gary Edens                          55             Director
Maurice H. Esperseth                71             Director
C. Roland Haden                     56             Director
Norman Stout                        39             Director

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

         MR. KNEIP has served as Vice President and Chief Financial Officer of the Company since September 1993. He was elected Secretary and Treasurer in October 1994. In May 1996 he was elected Assistant Treasurer, as John Abbott was elected Treasurer. He joined the Company in May 1992 as Director of Corporate Tax, after seven years with the accounting firm of Ernst & Young. Mr. Kneip is a Certified Public Accountant, and holds an undergraduate degree in Commercial Economics from South Dakota State University and a Masters Degree in Professional Accountancy from the University of South Dakota.

         MR. ANDERSON was elected as a director of the Company in February 1997. Mr. Anderson worked for Ford Motor Company from 1963 to 1983, serving from 1978 to 1983 as President of the Ford Motor Land Development Corporation. He served as Senior Vice President,

CFO and a member of the Board of Directors of The Firestone Tire and Rubber Company from 1983 to 1989, and as Vice Chairman of Bridgestone/Firestone, Inc. from 1989 through 1991. He most recently served as Vice Chairman, CFO and a member of the Board of Directors of the Grumman Corporation from 1991 to 1994. Mr. Anderson is currently semi-retired, and he is an active leader in various business, civic and philanthropic organizations.

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

         The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee, consisting of Directors Anderson, Stout and Esperseth, is charged with reviewing the Company's annual audit and meets with the Company's independent auditors to review the Company's internal controls and financial management practices. The Compensation Committee, consisting of Messrs. Esperseth, Edens and Stout, recommends to the Board of Directors compensation for the Company's key employees and administers the Company's stock option plans.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters at 120 North 44th Street, Suite 200, Phoenix, Arizona pursuant to a lease that expires in 2000. It also maintains its distribution and support operations in an 85,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in 2008. In addition, the Company leases sales and support offices in a total of 29 direct sales offices in the United States and two locations overseas. The Company's aggregate monthly payments under these leases are currently $239,092. The Company believes that its existing facilities are adequate to meet its current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has no legal proceedings in process or pending for which it believes an unfavorable outcome would have a material adverse impact on the financial position of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS

              The information required by this Item is incorporated by reference to Exhibit 13.0 and Page 38 of the Company's 1996 Annual Report to Shareholders.

ITEM 6.       SELECTED FINANCIAL DATA

              The information required by this Item is incorporated by reference to Exhibit 13.0 and Page 18 of the Company's 1996 Annual Report to Shareholders.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

              The information required by this Item is incorporated by reference to Exhibit 13.0 and Pages 30 through 37 of the Company's 1996 Annual Report to Shareholders.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The information required by this Item is incorporated by reference to Exhibit 13.0 and Pages 19 through 29 of the Company's 1996 Annual Report to Shareholders.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information with respect to directors and executive officers is included at the end of Part I, Item 1 on Pages 18 to 20 of this report under the caption "Directors and Executive Officers of the Registrant."

ITEM 11.      EXECUTIVE COMPENSATION

              The information required by this Item is incorporated by reference to Pages 8 to 11 of the Company's Proxy Statement relating to its 1997 Annual Meeting of Shareholders.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

              The information required by this Item is incorporated by reference to Pages 5 and 6 of the Company's Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Not applicable.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

              (a)  The following documents are filed as part of this Report:

1.   Financial Statements

         The   following   consolidated   financial   statements  of  Inter-Tel,
         Incorporated,  and  subsidiaries,  are  incorporated  by  reference  to
         Exhibit 13.0 and Pages 19 to 29 of the Company's Annual Report:

         Report of Ernst & Young LLP, Independent Auditors

         Consolidated balance sheets--December 31, 1996 and 1995

         Consolidated statements of income--years ended December 31, 1996, 1995 and 1994

         Consolidated statements of shareholders' equity--years ended December 31, 1996, 1995 and 1994

         Consolidated statements of cash flows--years ended December 31, 1996, 1995 and 1994

         Notes to consolidated financial statements

2.   Financial Statement Schedules

         The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

         Schedule for the three years ended December 31, 1996:
                                                                        Page No.
                                                                        --------

              Schedule II--Valuation and Qualifying Accounts              25

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

(12) Previously filed with Registrant's Registration Statement on Form S-1 (File No. 33-70054).

(13) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 33-73620).

(14) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-10211).

(15) Previously filed with Registrant's Proxy Statement dated March 23, 1994.

(16) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17) Filed herewith.

         (b)  Reports on Form 8-K.
              None
         (c)  Exhibits.

              11.1  Statement re:  Computation of Per Share Earnings.

              13.0  Excerpts from Annual Report to Security Holders.

              22.1  List of Subsidiaries.

              23.0  Consent of Independent Auditors.

              24.1  Power of Attorney.

              27  Financial Data Schedule

              See Item 14(a) (3) also.

         (d)  Financial Statement Schedules

              The response to this portion of Item 14 is submitted as a separate section of this report. See Item 8.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------
         COL. A                    COL. B                COL. C                    COL. D         COL. E
-----------------------------------------------------------------------------------------------------------
                                               ADDITIONS
-----------------------------------------------------------------------------------------------------------
                                                Charged        Charged to
                                 Balance at        to            Other           Charged to      Balance
                                 Beginning      Costs &         Accounts         Deductions     at End of
      DESCRIPTION                of Period      Expenses        Describe          Describe       Period
-----------------------------------------------------------------------------------------------------------
Year ended December 31, 1996

Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)                 $1,822        $1,801        $   87(3)         $  614(1)        $3,096
                                   ------        ------        --------          --------         ------
   Allowance for lease
      accounts                     $1,513        $1,945        $  (87)(3)        $  665(1)        $2,706
                                   ------        ------        --------          --------         ------
   Inventory allowance (4)         $2,499        $  609        $  175(5)         $  304(2)        $2,979
                                   ------        ------        --------          --------         ------

Year ended December 31, 1995

Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)                 $1,181        $  814        $   71(3)         $  244(1)        $1,822
                                   ------        ------        --------          --------         ------
   Allowance for lease
      accounts                     $1,198        $  780        $  (71)(3)        $  394(1)        $1,513
                                   ------        ------        --------          --------         ------
   Inventory allowance (4)         $1,795        $1,109          --              $  405(2)        $2,499
                                   ------        ------        --------          --------         ------

Year ended December 31, 1994

Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)                 $  708        $  721        $ (105)(3)        $  143(1)        $1,181
                                   ------        ------        --------          --------         ------
   Allowance for lease
      accounts                     $  911        $  236        $  105(3)         $   54(1)        $1,198
                                   ------        ------        --------          --------         ------

   Inventory allowance (4)         $1,237        $  561          --              $    3(2)        $1,795
                                   ------        ------        --------          --------         ------

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off.
(3)  Reclassed between appropriate valuation and qualifying accounts.
(4)  Adjusted for pooling of Florida Telephone Systems, Inc.
(5)  Acquired in purchase of NTL Corporation (dba ComNet of Ohio).

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


                                      INTER-TEL, INCORPORATED



                                      BY:  /S/  Steven G. Mihaylo
                                           ------------------------------------
                                           Steven G. Mihaylo
                                           Chairman and Chief Executive Officer



Dated:  March 21, 1997

                           INDEX OF ATTACHED EXHIBITS

11.1     Statement re:  Computation of Per Share Earnings (included on Page 28)

13.0     Excerpts from Annual Report to Security Holders (pages 29 to 50)

22.1     List of Subsidiaries (included on Page 51)

23.0     Consent of Independent Auditors (included on Page 52)

24.1     Power of Attorney (included on Page 53)

27       Financial Data Schedule (Page 54)
                                       27