Form 10-Q
period 1997-03-31
INTER TEL INC
filed 1997-05-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
 March 31, 1997                                                  0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900

                                 --------------


                                  Common Stock

              (12,958,463 shares outstanding as of March 31, 1997)

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

                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--March 31,                3
              1997 and December 31, 1996

              Condensed consolidated statements of income--three              4
              months ended March 31, 1997 and March 31, 1996

              Condensed consolidated statements of cash flows                 5
              --three months ended March 31, 1997 and
              March 31, 1996

              Notes to condensed consolidated financial                       6
              statements--March 31, 1997

Item 2.       Management's Discussion and Analysis of Financial               6
              Condition and Results of Operations

PART II. OTHER INFORMATION                                                   15

SIGNATURES                                                                   17

EXHIBIT 11.1                                                                 18

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)                                        March 31,     December 31,
                                                        1997            1996
                                                        ----            ----
ASSETS
CURRENT ASSETS
     Cash and equivalents                             $  41,843       $  38,936
     Accounts receivable - net                           29,568          29,998
     Inventories                                         21,060          21,280
     Net investment in sales-leases                      10,546           8,243
     Prepaid expenses and other assets                    6,270           7,008
                                                      ---------       ---------
     TOTAL CURRENT ASSETS                               109,287         105,465

PROPERTY & EQUIPMENT                                     11,953          11,189
OTHER ASSETS                                             13,907          15,957
                                                      ---------       ---------
                                                      $ 135,147       $ 132,611
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                 $   7,922       $   8,915
     Other current liabilities                           16,864          16,841
                                                      ---------       ---------
     TOTAL CURRENT LIABILITIES                           24,786          25,756

DEFERRED TAXES AND OTHER LIABILITIES                     12,805          11,921
SHAREHOLDERS' EQUITY
     Common stock                                        59,948          59,875
     Retained earnings                                   38,134          35,464
     Equity adjustment for foreign
        currency translation                               (503)           (359)
                                                           ----            ----
                                                         97,579          94,980
     Less receivable from Employee
        Stock Ownership Trust                               (23)            (46)
                                                      ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY                          97,556          94,934
                                                      ---------       ---------
                                                      $ 135,147       $ 132,611
                                                      =========       =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except                                  Three Months Ended
per share amounts)                              March 31, 1997    March 31, 1996
                                                --------------    --------------

NET SALES                                           $ 50,322          $ 42,213
Cost of sales                                         28,152            22,901
                                                    --------          --------
GROSS PROFIT                                          22,170            19,312

     Research & development                            1,845             1,704
     Selling, general, and administrative             16,052            13,200
                                                    --------          --------
                                                      17,897            14,904

OPERATING INCOME                                       4,273             4,408

     Interest and other income                           223               446
     Interest expense                                     (7)               (4)
                                                    --------          --------

INCOME BEFORE TAXES                                    4,489             4,850
     Income taxes                                      1,819             1,951
                                                    --------          --------

NET INCOME                                          $  2,670          $  2,899
                                                    --------          --------


NET INCOME PER SHARE                                $    .20          $    .22
                                                    ========          ========

     Average number of shares
         outstanding                                  13,346            13,293
                                                    ========          ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Three Months Ended
(In thousands)                                    March 31, 1997  March 31, 1996
                                                  --------------  --------------

OPERATING ACTIVITIES
     NET INCOME                                        $  2,670      $  2,899
     Adjustments to reflect operating activities:
       Depreciation and amortization                      1,069           921
       Changes in operating assets and liabilities         (166)       (7,230)
       Other                                              1,795         2,130
                                                       --------      --------

     NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                              5,368        (1,280)

INVESTING ACTIVITIES
     Additions to property and equipment                 (1,709)       (1,597)
     Cash used in acquisition                              (825)            0
                                                       --------      --------

     NET CASH USED IN INVESTING
       ACTIVITIES                                        (2,534)       (1,597)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options                 73            89
                                                       --------      --------

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                            73            89

     INCREASE/(DECREASE) IN CASH
        AND EQUIVALENTS                                   2,907        (2,788)

CASH AND EQUIVALENTS AT
     BEGINNING OF PERIOD                                 38,936        39,640
                                                       --------      --------

CASH AND EQUIVALENTS AT
     END OF PERIOD                                     $ 41,843      $ 36,852
                                                       ========      ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--INCOME PER SHARE

Primary earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

Results of Operations

         Net sales increased 19.2% to $50.3 million in the first quarter of 1997 from $42.2 million in the first quarter of 1996. Sales from direct sales offices accounted for approximately $6.2 million of the increase, while wholesale distribution sales decreased approximately $500,000. The remaining increases occurred in long distance sales and other operations.

         The following table sets forth selected statements of income data as a percentage of net sales:

                                                         Three months and year
                                                             Ended March 31,
                                                           1997           1996
                                                           ----           ----

Net sales                                                 100.0%         100.0%
Cost of sales                                              55.9           54.3
                                                          ------         ------
Gross profit                                               44.1           45.7
Research and development                                    3.7            4.0
Selling, general and administrative                        31.9           31.3
                                                          ------         ------
Operating income                                            8.5           10.4
Interest and other income                                   0.4            1.1
Interest expense                                            0.0            0.0
Income taxes                                                3.6            4.6
                                                          ------         ------
Net income                                                  5.3%           6.9%
                                                          ------         ------

         Gross profit for the first quarter of 1997 increased 14.8% to $22.2 million, or 44.1% of net sales, from $19.3 million, or 45.7% of net sales, in the first quarter of 1996. Gross margin decreased slightly compared to the first quarter of 1996, but was higher than the year ended December 31, 1996 gross margin. The different sales mix of products and services, and sales through different distribution channels each impact the Company's gross margin. The Company received higher margins from sales of AXXESS digital communication platforms, call processing software and voice processing software, which were offset by lower margins on sales through dealer channels and sales of long distance calling services.

         Research and development expenses for the first quarter of 1997 increased 8.3% to $1.8 million, or 3.7% of net sales, from $1.7 million, or 4.0% of net sales, for the first quarter of 1996. This increase was primarily attributable to expenses relating to the continued development of the AXXESS and Inter-Tel Axxent software and systems, unified messaging and voice processing software, Inter-Tel.Net and Vocal'Net server, and CTI applications. The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses in the first quarter of 1997 increased to $16.1 million, or 31.9% of net sales, from $13.2 million, or 31.3% of net sales, in the first quarter of 1996. This reflected increased selling, incentive, training and other compensation costs attributable to the increased sales through the Company's direct sales offices, additional personnel to support the direct dealer network and expanded long distance operations, and expenses associated with the expansion of international operations. In addition, the Company increased its sales and technical training staff, expanded its credit management group and made appropriate increases in reserves for accounts receivable. The Company expects that selling, general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net sales.

         Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses and decreased in the first quarter of 1997 primarily due to differences in net foreign exchange rate gains and losses.

         Net income for the first quarter of 1997 was $2.7 million ($.20 per share), compared to net income of $2.9 million ($.22 per share) for the first quarter of 1996, a decrease of 7.9%.

Inflation/Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and anticipated increased sales in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues, but international revenues are currently not significant.

Liquidity and Capital Resources

         The Company continues to expand its direct sales offices and dealer network, which has required and is expected to continue to require working capital for increased accounts receivable and inventories. During the first three months of 1997, despite the expansion of the Company's sales channels, including the integration of NTL Corporation, dba ComNet of Ohio, which was acquired in November 1996, accounts receivable and inventories decreased approximately $650,000. This decrease reflects the Company's moves to tighten credit on its customers and to place stricter controls on inventory purchases. In addition, the Company's capital expenditures totaled $1.7 million in the first quarter of 1997. The Company intends to continue to make significant capital expenditures during 1997, principally relating to improvement of the Company's management information systems. At March 31, 1997, the Company had $41.8 million in cash and equivalents, which represents an increase of approximately $2.9 million from December 31, 1996.

         The Company has a loan agreement with Bank One, Arizona, NA. which provides for a $7.0 million, unsecured revolving line of credit. The credit facility is annually renewable and is available through July 31, 1997. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. The credit facility is being used primarily to support international letters of credit to suppliers.

         During the third quarter of 1995, the Company completed a secondary stock offering. A portion of the net proceeds from that offering have been used, and may continue to be used, to finance strategic acquisitions or corporate alliances. In April, 1997, the Company announced a plan to repurchase up to 1,450,000 shares of its common stock, which may require significant outlays of available cash.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $75.8 million and $66.0 million remain unbilled at March 31, 1997 and December 31, 1996, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

         The Company believes that its working capital and credit facilities will be sufficient to fund purchases of capital equipment, to finance cash acquisitions, and to repurchase shares of the Company's common stock which the Company may consider and to provide adequate working capital for the foreseeable future. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

Factors That May Affect Results of Future Operations

In evaluating the Company's business, shareholders should carefully consider the following factors in addition to the other information presented in this Form 10-Q.

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

         The Telecommunication Act of 1996 and AT&T's announcement to divide itself into three enterprises has had an impact on competition in the communication industry. The Telecommunication Act of 1996 opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can now offer telephone services and Internet access. These changes will increase competition in the communication industry and will create additional competition and opportunities in customer premise equipment as these new services and interfaces become available. As the Company enters the markets for local telephone service and Internet access, it will face additional competition from RBOCs and other providers, which have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs and other providers have greater name recognition, more established positions in the market and long standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets.

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

         As Inter-Tel develops more server-based and CTI telecommunications products, Inter-Tel's competition will be the large computer software companies, such as IBM (Lotus), and Microsoft. In addition, the server-based telephony, internet telephony and CTI markets have shown increasing competition from small start-up software companies.

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

         As a result, during the fourth quarter of 1996, the Company decided to replace its MIS system software with an integrated solution from a more established vendor and accordingly has written off the software license and implementation costs relating to the system software being replaced. Inter-Tel has signed an agreement with a large, established software and database vendor to implement, maintain and support alternate MIS system software to be utilized throughout the Company. Inter-Tel believes that such action was necessary to allow for the stability and growth of Inter-Tel.

    The actions to replace the MIS system software could result in additional costs and delays in obtaining a fully functional MIS system, including but not limited to additional or alternate hardware and software required, but not available in the current system configuration, and additional personnel, which could have a material adverse effect on the company's business and operating results. In addition, implementation of this system software and the transition from the current system software to the new information system software will require substantial financial resources and personnel.

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

Product Protection and Infringement

         The Company's future success is dependent in part upon its proprietary technology. The Company relies principally on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any copyright owned by the Company will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide competitive advantages to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology.

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

Potential Fluctuations In Quarterly Results; Limited Backlog

      The Company's quarterly operating results depend upon a variety of factors, including the volume and timing of orders received during the quarter, the mix of products sold, mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures and the availability and cost of products and components from the Company's suppliers. The Company's customers typically require immediate shipment and installation of platforms and software. As a result, the Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent on orders booked and shipped in that quarter. Moreover, market demand for investment in capital equipment such as digital communication platforms and associated call processing and voice processing software applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. The Company's expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, operating results could be adversely affected. Because sales of digital communication platforms through the Company's dealers produce lower gross margins than sales through the Company's direct sales organization, operating results will vary based upon the mix of sales through direct and indirect channels. Although the Company to date has been able to resell the rental streams from leases under its Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales have, in recent periods, grown at a faster rate than the Company's overall net sales and such sales have lower gross margins than the Company's core business. As a result, gross margins could be adversely affected in the event that long distance calling services continue to increase as a percentage of net sales. In addition, the Company is subject to seasonality in its operating results, as net sales for the first and third quarters are frequently less than those experienced in the fourth and second quarters, respectively. As a result of these and other factors, the Company has in the past and could in the future experience fluctuations in sales and operating results on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Concentration of Ownership

As of March 31, 1997, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 21% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.


INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--Not Applicable

ITEM 2.  CHANGES IN SECURITIES--Not Applicable

ITEM 3.  DEFAULTS ON SENIOR SECURITIES--Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

HOLDERS

1. On April 23, 1997, at the Company's annual meeting of shareholders, the shareholders of the Company elected the following directors, each of whom was a nominee of the Company:

Name                                               Votes For      Votes Withheld
----                                               ---------      --------------

Steven G. Mihaylo                                 10,141,397             226,028
J. Robert Anderson                                10,141,275             226,150
Gary D. Edens                                     10,141,247             226,178
Maurice H. Esperseth                              10,135,247             232,178
C. Roland Haden                                   10,141,547             225,878
Norman Stout                                      10,140,747             226,678

2. The proposal to approve the Inter-Tel, Incorporated 1997 Long-Term Incentive Plan received the following votes:

                                                        Votes For     Percentage
                                                        ---------     ----------

For:                                                    5,367,052        51.77%
Against:                                                2,692,039        25.97%
Abstain:                                                   43,392         0.42%
Broker Non Vote:                                        2,264,942        21.84%

3. The proposal to approve the Inter-Tel, Incorporated Employee Stock Purchase Plan received the following votes:

                                                        Votes For     Percentage
                                                        ---------     ----------

For:                                                    7,484,179        72.19%
Against:                                                  549,886         5.30%
Abstain:                                                   35,218         0.34%
Broker Non Vote:                                        2,298,142        22.17%

4. The proposal to approve adoption of an Amendment to Article IX, Paragraph 1 of the Company's Restated Articles of Incorporation regarding Indemnification received the following votes:

                                                        Votes For     Percentage
                                                        ---------     ----------

For:                                                    10,263,812       99.00%
Against:                                                    62,621        0.60%
Abstain:                                                    40,992        0.40%
Broker Non Vote:                                                 0        0.00%

ITEM 5.  OTHER INFORMATION--Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

              Exhibits:
                  11.1     Computation of Earnings per Share
                  27       Financial Data Schedule


              Reports on Form 8-K:
                  No reports filed during quarter




--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTER-TEL, INCORPORATED



Date      May 13, 1997                      /s/ Steven G. Mihaylo
     --------------------               --------------------------------
                                        Steven G. Mihaylo
                                        Chairman of the Board and
                                        Chief Executive Officer


Date      May 13, 1997                      /s/ Kurt R. Kneip
       ------------------               --------------------------------
                                        Kurt  R. Kneip
                                        Vice President and
                                        Chief Financial Officer