Form 10-Q
period 1997-06-30
INTER TEL INC
filed 1997-08-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended                       Commission File Number:

             June 30, 1997                                   0-10211


                             INTER-TEL, INCORPORATED


     Incorporated in the State of Arizona                 I.R.S. No. 86-0220994


                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900



                                  Common Stock
               (12,995,478 shares outstanding as of June 30, 1997)

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


                                                                      Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30,                  3
         1997 and December 31, 1996

         Condensed consolidated statements of income--Three               4
         and six months ended June 30, 1997 and June 30, 1996

         Condensed consolidated statements of cash flows                  5
         --Three and six months ended June 30, 1997 and June 30, 1996

         Notes to condensed consolidated financial                        6
         statements--June 30, 1997

Item 2.  Management's Discussion and Analysis of Financial                7
           Condition and Results of Operations

PART II.  OTHER INFORMATION                                              17

SIGNATURES                                                               17

EXHIBIT 11.1                                                             18

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)                                      June 30,      December 31,
                                                      1997            1996
                                                      ----            ----
ASSETS
CURRENT ASSETS
     Cash and equivalents                            $25,673          $38,936
     Accounts receivable - net                        29,035           29,998
     Inventories                                      23,001           21,280
     Net investment in sales-leases                    8,103            8,243
     Prepaid expenses and other assets                 5,005            7,008
                                                    --------         --------
     TOTAL CURRENT ASSETS                             90,817          105,465

PROPERTY & EQUIPMENT                                  15,660           11,189
OTHER ASSETS                                          17,071           15,957
                                                    --------         --------
                                                    $123,548         $132,611
                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                 10,814           $8,915
     Other current liabilities                        15,330           16,841
                                                    --------         --------
     TOTAL CURRENT LIABILITIES                        26,144           25,756

DEFERRED TAXES AND OTHER LIABILITIES                  13,637           11,921

SHAREHOLDERS' EQUITY
     Common stock                                     60,115           59,875
     Retained earnings                                39,630           35,464
     Equity adjustment for foreign
        currency translation                            (520)            (359)
                                                    --------         --------
                                                      99,225           94,980
     Less:
       Treasury stock at cost                        (15,458)              --
       Receivable from Employee
        Stock Ownership Trust                             --              (46)
                                                    --------         --------
     TOTAL SHAREHOLDERS' EQUITY                       83,767           94,934
                                                    --------         --------
                                                    $123,548         $132,611
                                                    ========         ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except                                   Three Months                  Six Months
per share amounts)                                      Ended June 30,              Ended June 30,
                                                       1997           1996         1997           1996
                                                       -------      -------      --------        -------
NET SALES                                              $54,823      $43,736      $105,145        $85,949
Cost of sales                                           30,422       24,628        58,574         47,529
                                                       -------      -------      --------        -------
GROSS PROFIT                                            24,401       19,108        46,571         38,420

     Research & development                              2,134        1,661         3,979          3,365
     Selling, general and administrative                17,139       13,138        33,191         26,338
                                                       -------      -------      --------        -------
                                                        19,273       14,799        37,170         29,703

OPERATING INCOME                                         5,128        4,309         9,401          8,717

     Interest and other income                             595          517           818            963
     Interest expense                                      (17)         (29)          (24)           (33)
                                                       -------      -------      --------        -------

INCOME BEFORE TAXES                                      5,706        4,797        10,195          9,647
     Income taxes                                        2,282        2,013         4,101          3,964
                                                       -------      -------      --------        -------

NET INCOME                                              $3,424       $2,784        $6,094         $5,683
                                                       =======      =======      ========        =======

NET INCOME PER SHARE                                      $.26        $ .21          $.46          $ .43
                                                       =======      =======      ========        =======

     Average number of shares
         outstanding                                    13,132       13,431        13,239         13,358
                                                       =======      =======      ========        =======

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except                                     Three Months                 Six Months
per share amounts)                                        Ended June 30,              Ended June 30,
                                                       1997           1996         1997           1996
                                                       -------      -------      -------         -------
OPERATING ACTIVITIES
     NET INCOME                                         $3,424       $2,784       $6,094          $5,683
     Adjustments to reflect operating activities:
       Depreciation and amortization                     1,171          973        2,240           1,894
       Changes in operating assets and liabilities      (1,279)      (8,906)      (1,445)        (16,136)
       Other                                             2,439          565        4,234           2,695
                                                       -------      -------      -------         -------

     NET CASH PROVIDED BY/(USED IN)
       OPERATING ACTIVITIES                              5,755      (4,584)       11,123         (5,864)

INVESTING ACTIVITIES
     Proceeds from disposal of property
       and equipment                                         5          132            5             132
     Cash used in acquisition                               --           --         (825)             --
     Additions to property and equipment                (4,711)        (873)      (6,420)         (2,470)
                                                       -------      -------      -------         -------

     NET CASH USED IN INVESTING
       ACTIVITIES                                       (4,706)        (741)      (7,240)         (2,338)

FINANCING ACTIVITIES
     Payments for repurchase of common stock           (17,493)          --      (17,493)             --
     Proceeds from exercise of stock options               274          397          347             486
                                                       -------      -------      -------         -------

     NET CASH (USED IN)/PROVIDED BY
      FINANCING ACTIVITIES                             (17,219)         397      (17,146)            486

 DECREASE IN CASH AND EQUIVALENTS                      (16,170)      (4,928)     (13,263)         (7,716)

CASH AND EQUIVALENTS
 AT BEGINNING OF PERIOD                                 41,843       36,852       38,936          39,640
                                                       -------      -------      -------         -------

CASH AND EQUIVALENTS
  AT END OF PERIOD                                     $25,673      $31,924      $25,673         $31,924
                                                       =======      =======      =======         =======

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--INCOME PER SHARE

Primary earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for both the second quarter and six months ended June 30, 1997 and June 30, 1996 of $.01 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE C--TREASURY STOCK

During the second quarter of 1997, the Company initiated a stock repurchase program under which the Board of Directors authorized the repurchase of up to 1,470,000 shares of the Company's common stock. The Company expended approximately $17.5 million for stock repurchases in the second quarter of 1997, which was funded primarily by existing cash balances. The Company reissued treasury shares with a cost basis of approximately $2.0 million relating to stock option exercises and issuances. The proceeds received for the treasury stock reissued was less than its cost basis. Accordingly, the difference has been recorded as a reduction to retained earnings.

PART I.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Inter-Tel is a single point of contact, full service solutions integrator providing AXXESS and Axxent digital communication platforms, AxxessoryTalk voice processing platforms, call processing software and voice processing software along with various other productivity enhancing software applications, computer-telephony integration ("CTI"), network services and long distance calling services, as well as maintenance, leasing and support services. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol INTL.

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

Results of Operations

         Net sales for the second quarter of 1997 increased 25.3% to $54.8 million from $43.7 million in the second quarter of 1996. Net sales increased 22.3% to $105.1 million in the first six months of 1997 from $85.9 million in the first six months of 1996. For the quarter and six months ended June 30, 1997, sales from wholesale distribution and direct sales offices accounted for approximately $8.2 million and $13.4 million of the increases, respectively. The remaining increases occurred in long distance sales and other operations.

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                         Three Months Ended June 30,   Six Months Ended June 30,
                         ---------------------------   -------------------------
                               1997         1996           1997         1996
                               ----         ----           ----         ----

Net Sales                     100.0%       100.0%         100.0%        100.0%
Cost of Sales                  55.5         56.3           55.7          55.3
                               ----         ----           ----          ----
Gross profit                   44.5         43.7           44.3          44.7

Research and development        3.9          3.8            3.8           3.9
Selling, general and
     administrative            31.3         30.0           31.6          30.7
                               ----         ----           ----          ----
Operating income                9.3          9.9            8.9          10.1

Interest and other income       1.1          1.2            0.8           1.1
Interest expense                0.0          0.1            0.0            --
Income taxes                    4.2          4.6            3.9           4.6
                                ----         ----           ----         ----
Net income                      6.2%         6.4%           5.8%          6.6%
                                ====         ====           ====         ====

         Gross profit for the second quarter of 1997 increased 27.7% to $24.4 million, or 44.5% of net sales, from $19.1 million, or 43.7% of net sales, for the second quarter of 1996. Gross profit increased to $46.6 million, or 44.3% of net sales, in the first six months of 1997 from $38.4 million, or 44.7% of net sales, in the first six months of 1996. Gross margin increased in the second quarter of 1997 primarily as a result of higher sales of AXXESS digital communication platforms, call processing software and voice processing software as a percentage of net sales, which was offset in part by a higher percentage of sales through dealers and increased sales of the Company's network services and long distance calling services, which generally have a lower gross margin than sales of the Company's other products.

         Research and development expenses for the second quarter of 1997 increased to $2.1 million, or 3.9% of net sales, from $1.7 million, or 3.8% of net sales, for the second quarter of 1996. Research and development expenses increased to $4.0 million, or 3.8% of net sales, in the first six months of 1997 from $3.4 million, or 3.9% of net sales, in the first six months of 1996. The increases in absolute dollars in both periods were primarily attributable to expenses relating to the development and introduction of new products, including continuing development and improvement of AXXESS digital communication platforms, call processing and voice processing software, CTI products, unified messaging, and TCP/IP intranet and internet voice solutions (Vocal'Net and Inter-Tel.net). The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop new software and to enhance existing technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses for the second quarter of 1997 increased to $17.1 million, or 31.3% of net sales, from $13.1 million, or 30.0% of net sales, for the second quarter of 1996. Selling, general and administrative expenses increased to $33.2 million, or 31.6% of net sales, in the first six months of 1997 from $26.3 million, or 30.6% of net sales, in the first six months of 1996. The increases, both in dollars and as a percentage of sales, for the quarter and six months ended June 30, 1997, were attributable in part to cost associated with increases in sales from the direct sales offices, which typically generate higher selling, general and administrative expenses compared to sales through dealer channels. The Company also has expanded its technical training staff, increased its receivables reserves, and continues to hire and train additional sales personnel throughout Inter-Tel's direct sales offices and to provide additional marketing resources and sales personnel for the expanded dealer network and for network services and long distance services. Higher sales commissions were also paid based upon increased levels of net sales. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary as a percentage of net sales.

         Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest decreased slightly in both comparable periods of 1997 based on lower invested funds. Other changes are primarily due to differences in net foreign exchange rate gains and losses.

         Net income for the second quarter increased 23.0% to $3.4 million ($.26 per share) compared to net income of $2.8 million ($.21 per share) for the second quarter of 1996. Net income increased 7.2% to $6.1 million, or $.46 per share, in the first six months of 1997 from $5.7 million, or $.43 per share, in the first six months of 1996.

Inflation/Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues, but international revenues are currently not significant.

Liquidity and Capital Resources

         At June 30, 1997, the Company had $25.7 million in cash and equivalents, which represents a decrease of approximately $13.3 million from December 31, 1996. The Company maintains a $7.0 million, unsecured revolving line of credit with Bank One, Arizona, NA. The credit facility is annually renewable and is available through July 31, 1998. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the credit facility has been used primarily to support international letters of credit to suppliers.

         Net cash provided by operating activities totaled $11.1 for the six months ended June 30, 1997, compared to net cash used by operating activities of $5.9 million for the same period in 1996. The increase in cash generated was primarily the result of profitable operations and reduced accounts receivable, which were partially offset by higher inventory levels. During the first six months of 1997, accounts receivable decreased approximately $963,000, while inventories increased approximately $1.7 million. Inventories increased in part due to higher revenues and related requirements to support additional sales locations. The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivable and inventories.

         Net cash used in investing activities, primarily in the form of capital expenditures, was $7.2 million and $2.3 million for the six months ended June 30, 1997 and 1996, respectively. Capital expenditures and cash used in an acquisition totaled approximately $6.4 million and $825,000, respectively, in the first six months of 1997. The Company anticipates additional capital expenditures during 1997, principally relating to expansion of facilities, equipment and management information systems used in operations.

         Net cash used in financing activities totaled $17.1 million compared to net cash generated of $486,000 for the same period in 1996. During the second quarter of 1997, the Company initiated a stock repurchase program under which the Board of Directors authorized the repurchase of up to 1,470,000 shares of the Company's common stock. The Company expended approximately $17.5 million for stock repurchases in the second quarter of 1997, which was funded primarily by existing cash balances. The Company reissued treasury shares with a cost basis of approximately $2.0 million relating to stock option exercises and issuances. The proceeds received for the treasury stock reissued was less than its cost basis. Accordingly, the difference has been recorded as a reduction to retained earnings.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds these programs in part through the sale to financial institutions of rental income streams under the leases. Resold lease rentals totaling $84.7 million and $66.0 million remain unbilled at June 30, 1997 and December 31, 1996, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under its lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

         The Company believes that its existing working capital, anticipated cash flows from operations and credit facilities will be sufficient to fund purchases of capital equipment, finance cash acquisitions, repurchase shares of the Company's common stock which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, stock repurchases, expansion of the business or additional acquisitions, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

         During the past twelve months, the Company introduced ISDN on its AXXESS digital communication platform, expanded the size of the Inter-Tel Axxent platform, introduced a number of upgrades to its existing AXXESSORY Talk and IVX-500 voice processing platforms and announced the introduction of the Vocal'Net Server product. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Additionally, there can be no guaranty that future costs of accessibility, lack of capacity or voice transmission quality of the Internet will not adversely affect the ability of the Company to deliver all Internet products and services on a cost effective basis. There can be no assurance that the Company will be able to successfully develop new software, products, services, technologies and applications on a timely basis as required by changing market needs or that new software or products or enhancements thereto, including its recently announced products and upgrades, when introduced by the Company, will achieve market acceptance.

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

         The Telecommunication Act of 1996 and the division of AT&T's operations into three enterprises has had an impact on competition in the communication industry. The Telecommunication Act of 1996 opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable television operators can now offer telephone services and Internet access. These changes will increase competition in the communication industry and will create additional competition and opportunities in customer premise equipment as these new services and interfaces become available. As the Company enters the markets for local telephone service and Internet access, it will face additional competition from RBOCs and other providers, which have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs and other providers have greater name recognition, more established positions in the market and long standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets.

         In the market for voice processing applications, including voice mail, the Company competes against Centigram Communications Corporation ("Centigram"), Octel Communications Corporation ("Octel"), Active Voice Corporation ("Active Voice"), Applied Voice Technology, Inc. ("AVT") and other competitors, including telephone systems manufacturers such as Lucent Technologies (which has agreed to acquire Octel), NorTel and ROLM, which offer integrated voice processing systems under their own label as well as through various OEM arrangements. Certain of the Company's competitors may achieve marketing advantages by bundling their voice processing equipment with sales of telephone systems, or by designing their telephone systems so that they do not readily integrate with independent voice processing systems. Inter-Tel expects that the development of industry standards and the acceptance of open systems architectures in the voice processing market will reduce technical barriers to market entry and lead to increased competition.

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

         As Inter-Tel develops more server-based and CTI telecommunications products, Inter-Tel will face competition from large computer software companies, including IBM (Lotus), and Microsoft. In addition, the server-based telephony, internet telephony and CTI markets have shown increasing competition from small start-up software companies.

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

         The Company implemented a new MIS system late in 1995. The MIS system significantly affected many aspects of the Company's business, including its accounting, operations, purchasing, sales and marketing functions. Following the date of implementation, the Company experienced difficulty with the new MIS system software, which increased the Company's costs, had an adverse effect on the Company's ability to provide products and services to its customers on a timely basis and caused delays in coordinating accounting and financial results. During the fourth quarter of 1996, the Company determined that the limitations of the existing system software would prevent Inter-Tel from establishing an integrated and centralized dispatch and telemarketing center.

         As a result, during the fourth quarter of 1996, the Company decided to replace its MIS system software with an integrated solution from a more established vendor and accordingly wrote off the software license and implementation costs relating to the system software being replaced. Inter-Tel signed an agreement with a large, established software and database vendor to implement, maintain and support alternate MIS system software to be utilized throughout the Company.

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

Potential Fluctuations In Quarterly Results; Limited Backlog

      The Company's quarterly operating results depend upon a variety of factors, including the volume and timing of orders received during the quarter, the mix of products sold, mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures and the availability and cost of products and components from the Company's suppliers. The Company's customers typically require immediate shipment and installation of platforms and software. As a result, the Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent on orders booked and shipped in that quarter. Moreover, market demand for investment in capital equipment such as digital communication platforms and associated call processing and voice processing software applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. The Company's expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, operating results could be adversely affected. Because sales of digital communication platforms through the Company's dealers produce lower gross margins than sales through the Company's direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. Although the Company to date has been able to resell the rental streams from leases under its Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales have, in recent periods, grown at a faster rate than the Company's overall net sales and such sales have lower gross margins than the Company's core business. As a result, gross margins could be adversely affected in the event that long distance calling services continue to increase as a percentage of net sales. In addition, the Company is subject to seasonality in its operating results, as net sales for the first and third quarters are frequently less than those experienced in the fourth and second quarters, respectively. As a result of these and other factors, the Company has in the past and could in the future experience fluctuations in sales and operating results on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Concentration of Ownership

As of June 30, 1997, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 23% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM l.  LEGAL PROCEEDINGS--Not Applicable

ITEM 2.  CHANGES IN SECURITIES--Not Applicable

ITEM 3.  DEFAULTS ON SENIOR SECURITIES--Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
         HOLDERS - Not Applicable

ITEM 5.  OTHER INFORMATION -- Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         Exhibit 11.1 - Computation of Earnings Per Share

         Exhibit 27.1 - Financial Data Schedule for June 30, 1997

         Reports on Form 8-K -- None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTER-TEL, INCORPORATED


Date 8/14/97                 /s/ Steven G. Mihaylo,
    ---------              ----------------------------
                                 Steven G. Mihaylo,
                                 Chairman of the Board
                                 and Chief Executive Officer


Date 8/14/97                 /s/ Kurt R. Kneip,
    ---------              ----------------------------
                                 Kurt R. Kneip,
                                 Vice President
                                 and Chief Financial Officer
                                       17