Form 10-Q
period 1997-09-30
INTER TEL INC
filed 1997-11-12
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
September 30, 1997                                              0-10211

                             INTER-TEL, INCORPORATED

Incorporated in the State of Arizona                       I.R.S. No. 86-0220994

                              120 North 44th Street
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900

                                 --------------

                                  Common Stock

            (23,553,942 shares outstanding as of September 30, 1997)

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

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--September 30,                  3
         1997 and December 31, 1996

         Condensed consolidated statements of income--three                    4
         and nine months ended September 30, 1997 and September 30, 1996

         Condensed consolidated statements of cash flows                       5
         --three and nine months ended September 30, 1997 and September 30, 1996

         Notes to condensed consolidated financial                             6
         statements--September 30, 1997

Item 2.  Management's Discussion and Analysis of Financial                     7
         Condition and Results of Operations

PART II. OTHER INFORMATION                                                    22

SIGNATURES                                                                    22

EXHIBIT 11.1                                                                  23

PART I. FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)

(In thousands)                                September 30,       December 31,
                                                  1997               1996
                                                  ----               ----
ASSETS
CURRENT ASSETS
     Cash and equivalents                      $  22,188          $  38,936
     Accounts receivable -- net                   31,171             29,998
     Inventories                                  24,173             21,280
     Net investment in sales-leases                9,843              8,243
     Prepaid expenses and other assets             5,606              7,008
                                               ---------          ---------
     TOTAL CURRENT ASSETS                         92,981            105,465

PROPERTY & EQUIPMENT                              16,134             11,189
OTHER ASSETS                                      16,167             15,957
                                               ---------          ---------
                                               $ 125,282          $ 132,611
                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                          $  13,482          $   8,915
     Other current liabilities                    17,293             16,841
                                               ---------          ---------
     TOTAL CURRENT LIABILITIES                    30,775             25,756

DEFERRED TAX LIABILITY                            10,710              8,635
OTHER LIABILITIES                                  4,254              3,286

SHAREHOLDERS' EQUITY
     Common stock                                 60,473             59,875
     Retained earnings                            42,441             35,464
     Equity adjustment for foreign
         currency translation                       (314)              (359)
                                               ---------          ---------
                                                 102,600             94,980
     Less:
        Treasury stock at cost                   (23,057)              --
        Receivable from Employee
         Stock Ownership Trust                      --                  (46)
                                               ---------          ---------
     TOTAL SHAREHOLDERS' EQUITY                   79,543             94,934
                                               ---------          ---------
                                               $ 125,282          $ 132,611
                                               =========          =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                         Three Months                 Nine Months
(In thousands except                                  Ended September 30,         Ended September 30,
per share amounts)                                    1997           1996         1997           1996
                                                      ----           ----         ----           ----

NET SALES                                          $  56,915      $  47,435      162,061      $ 133,384
Cost of sales                                         30,617         27,819       89,191         75,348
                                                   ---------      ---------    ---------      ---------
GROSS PROFIT                                          26,298         19,616       72,870         58,036
                                                   ---------      ---------    ---------      ---------

      Research & development                           1,873          1,568        5,852          4,933
      Selling, general and administrative             17,844         13,895       51,035         40,233
                                                   ---------      ---------    ---------      ---------
                                                      19,717         15,463       56,887         45,166
                                                   ---------      ---------    ---------      ---------

OPERATING INCOME                                       6,581          4,153       15,983         12,870

      Interest and other income                          106            393          924          1,356
      Interest expense                                   (12)           (10)         (37)           (43)
                                                   ---------      ---------    ---------      ---------

INCOME BEFORE TAXES                                    6,675          4,536       16,870         14,183
      Income taxes                                     2,697          1,847        6,798          5,811
                                                   ---------      ---------    ---------      ---------

NET INCOME                                         $   3,978      $   2,689    $  10,072      $   8,372
                                                   =========      =========    =========      =========

NET INCOME PER SHARE (1):
      Primary                                      $    0.16      $    0.10    $    0.39      $    0.31
                                                   =========      =========    =========      =========
      Fully diluted                                $    0.16      $    0.10    $    0.37      $    0.31
                                                   =========      =========    =========      =========

Average number of common
  shares outstanding (1):
      Primary                                         25,149         26,886       26,035         26,770
                                                   =========      =========    =========      =========
      Fully diluted                                   25,640         26,910       27,155         26,796
                                                   =========      =========    =========      =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                          Three Months                Nine Months
                                                       Ended September 30,        Ended September 30,
(In thousands)                                         1997           1996        1997           1996
                                                       ----           ----        ----           ----

OPERATING ACTIVITIES
     NET INCOME                                      $  3,978       $  2,689    $ 10,072       $  8,372

     Adjustments to reflect operating activities:
       Depreciation and amortization                    1,051          1,107       3,291          3,002
       Changes in operating assets and liabilities     (1,044)          (863)     (2,488)       (16,999)
       Other                                            2,492          2,209       6,726          4,903
                                                     --------       --------    --------       --------

     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                             6,477          5,142      17,600           (722)

INVESTING ACTIVITIES
     Proceeds from disposal of property
       and equipment                                       76             11          81            143
     Cash used in acquisition                            --             --          (825)          --
     Additions to property and equipment               (1,630)        (2,232)     (8,050)        (4,702)
                                                     --------       --------    --------       --------

     NET CASH USED IN INVESTING
       ACTIVITIES                                      (1,554)        (2,221)     (8,794)        (4,559)

FINANCING ACTIVITIES
     Payments for repurchase of common stock           (7,598)          --       (25,091)          --
     Proceeds from exercise of stock options             (810)           105        (463)           591
                                                     --------       --------    --------       --------

     NET CASH (USED IN) PROVIDED BY
       FINANCING ACTIVITIES                            (8,408)           105     (25,554)           591

     INCREASE (DECREASE) IN CASH
       AND EQUIVALENTS                                 (3,485)         3,026     (16,748)        (4,690)

CASH AND EQUIVALENTS
     AT BEGINNING OF PERIOD                            25,673         31,924      38,936         39,640
                                                     --------       --------    --------       --------

CASH AND EQUIVALENTS
     AT END OF PERIOD                                $ 22,188       $ 34,950    $ 22,188       $ 34,950
                                                     ========       ========    ========       ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form l0-K for the year ended December 31, 1996.

NOTE B--INCOME PER SHARE

Primary earning per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarter ended September 30, 1997 and September 30, 1996 of $.01 and $.00 per share respectively. The impact is expected to result in an increase in primary earnings per share for the nine months ended September 30, 1997 and September 30, 1996 of $.01 and $.02 per share respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

NOTE C--EQUITY TRANSACTIONS

All average share and earnings per share calculations have been adjusted for the Company's two for one stock split effected in the form of a stock dividend, distributed on October 21, 1997 to outstanding shareholders of record on October 7, 1997.

During the second quarter of 1997, the Company also initiated a stock repurchase program under which the Board of Directors authorized the repurchase of up to 1,470,000 shares (on a pre-split stock basis) of its common stock. The Company repurchased the entire 1,470,000 shares. As of September 30, 1997, the Company held 1,247,399 shares in treasury. From time to time, the Company reissues these shares in connection with the exercise of employee stock options.

PART I.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The words "expects," "anticipates," "believes," "intends," "will" and similar expressions identify forward-looking statements which are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors that affect results of future operations" and elsewhere in this Form 10-Q.

     Inter-Tel is a single point of contact, full service provider of digital business telephone systems, IP telephony products, CTI applications, voice processing software and long distance calling services. Inter-Tel's products and services include the AXXESS and Inter-Tel Axxent digital business communication platforms, the AXXESSORY Talk voice processing platform, the Vocal'Net IP telephony gateway and the Inter-Tel.net private IP telephony network. The Company also provides maintenance, leasing and support services for its products.

     The Company has developed networks of direct sales offices, dealers and VARs that sell the Company's products. In recent periods, the Company has focused on expanding its direct sales capabilities and its dealer and VAR network. The Company has acquired a number of resellers of telephony products and integrated these operations with its existing direct sales operations in the same geographic areas and in other strategic markets.

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

     The Company's operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from the Company's suppliers. Historically, a substantial portion of the Company's net sales in a given quarter have been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. In addition, the Company is subject to seasonality in its operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively.

     The Company offers to its customers a package of lease financing and other services under the name Totalease. Totalease provides to customers lease financing, maintenance and support services, fixed price upgrades and other benefits. The Company finances this program through the periodic resale of monthly lease payments to financial institutions.

Results Of Operations

     The following table sets forth selected statement of operations data expressed as a percentage of net sales for the periods indicated:

                                     Three Months               Nine months
                                  Ended September 30,       Ended September 30,
                                  1997           1996       1997           1996
                                  ----           ----       ----           ----

      Net Sales                   100.0%        100.0%      100.0%        100.0%
      Cost of sales                53.8          58.6        55.0          56.5
                                  -----         -----       -----         -----
      Gross profit                 46.2          41.4        45.0          43.5
      Research and
        development                 3.3           3.3         3.6           3.7
      Selling, general
        and administrative         31.4          29.3        31.5          30.2
                                  -----         -----       -----         -----
      Operating Income             11.5           8.8         9.9           9.6
      Interest and other
        income                      0.2           0.8         0.5           1.0
      Interest expense              0.0           0.0         0.0           0.0
      Income taxes                  4.7           3.9         4.2           4.3
                                  -----         -----       -----         -----
      Net income                    7.0           5.7         6.2           6.3
                                  -----         -----       -----         -----

     Net sales for the third quarter of 1997 increased 20.0% to $57.0 million from $47.4 million in the third quarter of 1996. Net sales increased 21.5% to $162.1 million in the first nine months of 1997 from $133.4 million in the first nine months of 1996. For the quarter and nine months ended September 30, 1997, sales from direct sales offices and wholesale distribution accounted for approximately $6.2 million and $19.6 million of the increase respectively, compared to the corresponding periods in 1996. The remaining increases occurred in network and long distance sales and other operations.

     Gross profit for the third quarter of 1997 increased 34.1% to $26.3 million, or 46.2% of net sales, from $19.6 million, or 41.4% of net sales, for the third quarter of 1996. Gross profit increased to $72.9 million, or 45.0% of net sales, in the first nine months of 1997 from $58.0 million, or 43.5% of net sales, in the first nine months of 1996. These increases were primarily a result of higher sales, as a percentage of total net sales, of AXXESS digital communication platforms, call processing software and voice processing software. In addition, gross margin increased during the third quarter and nine months ended September 30, 1997 based on a percentage increase in sales through the Company's direct sales offices compared to its dealer network.

     Research and development expenses for the third quarter of 1997 increased to $1.9 million, or 3.3% of net sales, from $1.6 million, or 3.3% of net sales, for the third quarter of 1996. Research and development expenses increased to $5.9 million, or 3.6% of net sales, in the first nine months of 1997 from $4.9 million, or 3.7% of net sales, for the first nine months of 1996. This dollar increase was primarily attributable to expenses relating to the continued development of the AXXESS software and systems, unified messaging and voice processing software, the Vocal'NET, and CTI applications. The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Selling, general and administrative expenses for the third quarter of 1997 increased 28.4% to $17.8 million, or 31.4% of net sales, from $13.9 million, or 29.3% of net sales, for the third quarter of 1996. Selling, general and administrative expenses increased to $51.0 million, or 31.5% of net sales, for the first nine months of 1997 from $40.2 million, or 30.2% of net sales, for the first nine months of 1996. The increases for the quarter and first nine months reflected increased selling, incentive, training and other compensation costs attributable to the increased sales through the Company's direct sales offices, additional personnel to support the direct dealer network and the expansion of long distance operations, development of the Inter-Tel.net Network and expenses associated with the expansion of international operations. In addition, the Company increased its sales and technical training staff, expanded its credit management group and made increases in reserves for accounts receivable. The Company expects that selling, general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net sales.

     Interest  and  Other   Income.   Interest   and  other   income   decreased
approximately $400,000 in 1997 principally as a result of lower levels of cash available for investment.

     Net income for the third quarter increased 47.9% to $4.0 million, or $.16 per share, compared to net income of $2.7 million, or $.10 per share, for the third quarter of 1996. Net income increased 20.3% to $10.1 million, or $.39 per share, for the first nine months of 1997 compared to net income of $8.4 million, or $.31 per share, for the first nine months of 1996.

Inflation/Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or is expected to be moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and other parts of Asia and elsewhere could result in higher international sales as a percentage of total revenues; however, international revenues are currently not significant.

Liquidity and Capital Resources

     At September 30, 1997, the Company had $22.2 million in cash and equivalents, which represents a decrease of approximately $16.7 million from December 31, 1996. The Company maintains a $7.0 million unsecured revolving line of credit with Bank One, Arizona, NA. This credit facility is annually renewable and is available through July 31, 1998. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the credit facility has been used primarily to support international letters of credit to suppliers.

     Net cash provided by operating activities totaled $17.6 million for the nine months ended September 30, 1997, compared to net cash used by operating activities of $722,000 for the same period in 1996. The increase in cash generated in 1997 was primarily the result of profitable operations plus non cash depreciation charges and a slightly improved net working capital position. Net working capital improved principally due to a $5.0 million increase in current liabilities, which was largely offset by accounts receivable and inventory increases of $4.1 million due to higher revenues and operations. The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivable and inventories.

     Net cash used in investing activities, primarily in the form of capital expenditures, was $8.8 million and $4.6 million for the nine months ended September 30, 1997 and 1996, respectively. Capital expenditures and cash used in an acquisition totaled approximately $8.1 million and $825,000, respectively, in the first nine months of 1997. The Company anticipates making additional capital expenditures during the remainder of 1997, which will relate to the expansion of facilities, equipment and management information systems used in operations.

     Net cash used in financing activities totaled $25.6 million for the nine months ended September 30, 1997 compared to net cash generated of $591,000 for the same period in 1996. During the second quarter of 1997, the Company initiated a stock repurchase program under which the Board of Directors authorized the repurchase of up to 1,470,000 shares (on a pre-Stock Split basis) of the Common Stock. The Company expended approximately $7.6 million and $25.1 million for stock repurchases in the third quarter and the nine months ended September 30, 1997, respectively, which were funded primarily through existing cash balances. The Company reissued shares with a cost basis of approximately $2.1 million and $4.1 million in the third quarter and nine months ended September 30, 1997, respectively, relating to stock option exercises and issuances. The proceeds received for the stock reissued was less than its cost basis. Accordingly, the difference has been recorded as a reduction to retained earnings.

     The Company offers to its customers lease financing and other services, including its Totalease program. The Company funds these programs in part through the sale to financial institutions of rental income streams under the leases. Resold lease rentals totaling $92.0 million and $66.0 million remain unbilled at September 30, 1997 and December 31, 1996, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under its lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

     The Company believes that the net proceeds from the Company's proposed follow-on offering of 3,000,000 shares of Common Stock (pursuant to a registration statement filed with the Securities and Exchange Commission on October 31, 1997) and its working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand its Inter-Tel.net network, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for at least the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or the Inter-Tel.net network or additional acquisitions, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms. 10

Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarter ended September 30, 1997 and September 30, 1996 of $0.01 and $0.00 per share respectively. The impact is expected to result in an increase in primary earnings per share for the nine months ended September 30, 1997 and September 30, 1996 of $0.01 and $0.02 per share respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Factors That May Affect Results of Future Operations

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this document. In evaluating the Company's business, shareholders and prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

Rapid Technological Change; Dependence On Recently Introduced Products

     The market for the Company's software, products and services is characterized by rapid technological change and continuing demand for new products, features and applications. Current competitors or new market entrants may develop new products or product features that could adversely affect the competitive position of the Company's products. Accordingly, the timely introduction of new products and product features, as well as new telecommunications applications, will be key factors in the Company's future success.

     During the past twelve months, the Company introduced unified messaging on its AXXESSORY Talk platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Vocal'Net. The Company is also currently in the later stages of developing the AXXESS 5.0 platform, a significant software upgrade and enhancement to its AXXESS and AXXESSORY Talk platforms. The Company's future success will depend, in large part, upon the timely and successful introduction of the AXXESS 5.0 platform. The Company's future success will also depend upon market acceptance of the Company's other new products or enhancements, including Vocal'Net. There can be no assurance that these introduced products and enhancements will be successful. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop or grow more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on either of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

     Occasionally, new products contain undetected program errors or "bugs" when released. Such bugs may result from defects contained in software products offered by the Company's suppliers or other third parties that are intended to be compatible with the Company's products, over which the Company has little or no control. For example, in the third quarter of 1996, the Company's operating results were adversely impacted by a recall of the Inter-Tel Axxent digital communication platform. Although the Company seeks to minimize the number of bugs in its products by its test procedures and quality control, there can be no assurance that its new products will be error free when introduced. Any significant delay in the commercial introduction of the Company's products due to bugs, any design modifications required to correct bugs or any impairment of customer satisfaction as a result of bugs could have a material adverse effect on the Company's business and operating results. In addition, new products often take several months before their manufacturing costs stabilize, which may adversely affect operating results for a period of time following introduction.

Developing Market for IP Network Telephony; Uncertain Regulatory Environment

     The market for IP network voice communications products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical in the case of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are subject to a high degree of uncertainty. There can be no assurance that voice communications over IP networks will become widespread. Further, even if voice communications over IP networks achieve broad market acceptance, there can be no assurance that the Company's products, in particular Vocal'Net, will achieve market acceptance.

     The adoption of voice communications over IP networks generally requires the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. The lack of control over IP network infrastructure and each user's system configuration may cause users of IP network voice communications delays in the transmission of speech, loss of voice packets and inferior sound quality relative to standard telephony networks. If these factors cause the market for IP network voice communications to fail to develop or to develop more slowly than the Company anticipates, the Company's IP network telephony products could fail to achieve market acceptance, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

     The regulatory environment for IP network telephony is subject to substantial uncertainty. There can be no assurance that the sale and use of IP network telephony products such as Vocal'Net will not violate telecommunications or other regulations in any of the countries in which such products are or will be marketed and used. In the United States, the Company believes that there are currently few laws or regulations directly applicable to voice communications over IP networks or to access to, or commerce on, IP networks generally. However, changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could have a material adverse effect on the Company's business. The increased commercial acceptance of voice communications over IP networks could result in intervention by governmental regulatory agencies in the United States or elsewhere in the world under existing or newly enacted legislation and in the imposition of fees, charges or taxes on users and providers of products and services in this area. There can be no assurance that such intervention or imposition of fees, charges or taxes would not have a material adverse effect upon the acceptance and attractiveness of IP network voice communications. Moreover, legislative proposals from international, federal and state government bodies could impose additional regulations and obligations upon on-line service providers. The growing popularity and use of the Internet has increased public focus and could lead to increased pressure on legislatures to impose such regulations. While the Company is not aware of any other proposed legislation or regulation directly affecting its business, the Company cannot predict the likelihood that any future legislation or regulation will be enacted, nor the financial impact, if any, of such resulting legislation or regulation. In the future, the Company may also develop and introduce other products with new or additional telecommunications capabilities or services, which could be subject to existing federal government regulations or result in the imposition of new government regulations, either in the United States or elsewhere.

Risks Associated with Vocal'Net; Dependence upon IP Network Infrastructures; Risk of System Failure; Security Risks

     In September 1997, the Company began commercial shipment of Vocal'Net, its stand-alone IP telephony gateway product and, to date, revenues from the sale of this product have not been significant. To achieve market acceptance, Vocal'Net will be required to demonstrate its functionality, scalability and reliability, of which there can be no assurance. In addition, there can be no assurance that Vocal'Net will comply with industry standards or that industry standards will not change and render Vocal'Net obsolete. In the event that Vocal'Net fails to achieve market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The success of Vocal'Net will also depend upon, among other things, the continued expansion of the Internet and other IP networks and their network infrastructures. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial network will continue to be developed. In addition, there can be no assurance that IP networks will retain their current volume, distance and time-of-day-independent pricing structure, or that the costs of access to IP networks, lack of capacity or poor voice transmission quality of IP networks will not adversely affect the market for IP network products and services. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect the growth of IP network use. There can be no assurance that the Internet will be able to meet additional demand or its users' changing requirements on a timely basis, at a commercially reasonable cost, or at all.

     The Vocal'Net gateway can be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service. Further, inappropriate use of the Internet or other IP networks by third parties could potentially jeopardize the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network, which may deter certain persons from ordering and using the Company's products. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential users may inhibit the growth of IP networks in general and the market for the Company's IP network products in particular.

Development and Maintenance of Inter-Tel.net Network

     The Company is currently utilizing its Vocal'Net technology to develop and expand its own IP network, Inter-Tel.net, to carry telephone traffic. The Inter-Tel.net network is in its initial stages of deployment and, accordingly, is subject to a high degree of risk. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix and Los Angeles. If the market for IP network products fails to develop or develops more slowly than the Company anticipates, the Company's Inter-Tel.net network could become financially burdensome to maintain or obsolete, either of which could materially and adversely affect the Company's business, financial condition and results of operations.

     The Company is dependent on third-party suppliers of telecommunications and Internet network transmission services for implementation of Inter-Tel.net and does not currently have long-term contracts with such suppliers. The Company's ability to expand Inter-Tel.net is dependent upon its ability to obtain services from such suppliers. Certain of these third party suppliers are or may become competitors of the Company, and such suppliers generally are not subject to restrictions upon their ability to compete with the Company. To the extent that any of these suppliers raise their rates or change their pricing structure, the Company may be materially adversely affected. Also, the Company faces the risk that there will be a disruption in the service provided by these suppliers, and can give no assurance that there will not be a significant disruption in such service in the future, thereby causing a disruption in the services provided by the Company to its customers.

     Moreover, although the Company has devoted, and intends to continue to devote, substantial resources to improve the quality of telephone conversations using Vocal'Net and the Inter-Tel.net network, there can be no assurance that the problems of voice communications over the Inter-Tel.net network that exist today, including delays in the transmission of speech, loss of voice packets and sound quality inferior to that of standard telephony networks, will be eliminated or reduced. In the event that the Company is unable to improve upon the sound quality and other limitations of voice communications over the Inter-Tel.net network and to offer such improvements to its customers on a cost-effective basis, the Inter-Tel.net network could fail to achieve market acceptance, and the Company's business, financial condition and results of operations could be materially and adversely affected.

Highly Competitive Industry

     The market for the Company's products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent Technologies, Inc. ("Lucent") and Northern Telecom Limited ("NorTel"), as well as Comdial Corporation ("Comdial"), EXECUTONE Information Systems, Inc. ("Executone"), Iwatsu America, Inc. ("Iwatsu"), Mitel Corporation ("Mitel"), NEC Corporation ("NEC"), Nitsuko Corporation ("Nitsuko"), Matsushita Electric Industrial Co., Ltd. ("Panasonic"), Siemens Rolm Communications, Inc. ("Siemens"), Toshiba America, Inc. ("Toshiba") and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the regional Bell operating companies ("RBOCs"), which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office.

     The Telecommunications Act of 1996 (the "Telecommunications Act") and AT&T Corporation's ("AT&T") announcement to divide itself into three enterprises has had an impact on competition in the communications industry. The Telecommunications Act opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable television companies can offer telephone services and Internet access. These changes have increased competition in the communications industry and have created additional competition and opportunities in customer premise equipment, as these new services and interfaces have become available.

     In the market for voice processing applications, including voice mail, the Company competes against Applied Voice Technology, Inc. ("AVT"), Active Voice Corporation ("Active Voice"), Centigram Communications Corporation ("Centigram"), Lucent and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI Communication Corporation, Sprint Corporation and other competitors, many of which have significantly greater resources than the Company. The Company also expects to compete with RBOCs, cable television companies, satellite and other wireless broadband service providers and others for long distance business as those companies gradually respond to the Telecommunications Act. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. The Company believes that it competes favorably in its markets with respect to the price, performance and features of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company. The Company expects that competition will continue to be intense in the markets addressed by the Company, and there can be no assurance that the Company will be able to continue to compete successfully.

     In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Lucent, NetSpeak Corporation, VocalTec Communications Ltd., Vienna Systems Corporation and others. Several of these competitors have been active in developing and marketing IP telephony products for a greater period of time than the Company and have already established relationships with customers within their market. In addition, the Company could face significant competition from vendors such as Cisco Systems, Inc., Bay Networks, Inc., 3Com Corporation, Motorola, Inc. and MICOM Communications Corp., should such established data vendors choose to enter the market for IP telephony products. Such companies currently produce products that, if equipped with voice capabilities, could represent a considerable threat to the Company within that market. Moreover, should the market for IP telephony products become fully developed or develop at a rapid rate, large companies such as IBM Corporation ("IBM") and Microsoft Corporation ("Microsoft") could choose to develop proprietary software designed to facilitate voice communication over an IP network.

     As the Company enters the markets for local telephone service and IP network access, it will face additional competition from RBOCs and other providers, which have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs and other providers have greater name recognition, more established positions in the market and long standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets.

     Many of the Company's current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. A number also have greater name recognition and a larger installed base of products than the Company. Competition in the Company's markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than the Company to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that the Company will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on the Company's business, financial condition and operating results.

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

     The Company implemented a new MIS system late in 1995. The MIS system significantly affected many aspects of the Company's business, including its accounting, operations, purchasing, sales and marketing functions. Following the date of implementation, the Company experienced difficulty with the new MIS software, which increased the Company's costs, had an adverse effect on the Company's ability to provide products and services to its customers on a timely basis and caused delays in coordinating accounting and financial results. During the fourth quarter of 1996, the Company determined that the limitations of the existing system software would prevent Inter-Tel from establishing an integrated and centralized dispatch and telemarketing center. As a result, the Company signed an agreement with a large, established software and database vendor to replace its existing MIS software and implement, maintain and support alternate MIS software to be utilized throughout the Company. Accordingly, during the fourth quarter of 1996, the Company wrote off the software license and implementation costs relating to the system software being replaced.

     The actions to replace the MIS software could result in additional costs and delays associated with obtaining a fully functional MIS system, including but not limited to the costs of procuring additional or alternate hardware and software required but not available in the current system configuration, and additional personnel. Any such cost or delay could have a material adverse effect on the Company's business, financial condition and operating results. In addition, implementation of this system software and the transition from the current system software to the new information system software will require substantial financial resources, time and personnel.

     The Company has made strategic acquisitions in the past and expects to continue to do so in the future. Acquisitions require a significant amount of the Company's management attention and financial and operational resources, all of which are limited. The integration of acquired entities may also result in unexpected costs and disruptions and significant fluctuations in, or reduced predictability of, operating results from period to period. There can be no assurance that an acquisition will not adversely affect the business relationships of the Company or the acquired entity with its respective suppliers or customers. Further, there can be no assurance that the Company will be able to successfully integrate any acquired operations or achieve any of the intended benefits of an acquisition. The Company's failure to manage its growth effectively could have a material adverse effect on its business, financial condition and operating results.

Dependence Upon Contract Manufacturers and Component Suppliers

     The Company currently procures certain components used in its digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards from a single source or limited sources of supply and, accordingly, product availability could be limited. As the Company deploys its IP telephony products and the Inter-Tel.net network, the Company expects that it will be required to increasingly rely upon third party software and hardware suppliers. The Company currently manufactures its products through a limited number of contract manufacturers located in the United States, the Philippines and the People's Republic of China. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control.

Varian Associates, Inc. ("Varian") currently manufactures a significant portion of the Company's products at Varian's Tempe, Arizona facility, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communication platforms. From time to time, the Company has experienced delays in the supply of components and finished goods, and there can be no assurance that the Company will not experience such delays in the future. The Company's reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Any delay in delivery or shortage of supply of components or finished goods from Varian or any other supplier, or the Company's inability to develop in a timely manner alternative or additional sources if and when required, could damage the Company's relationships with current and prospective customers and could materially and adversely affect the Company's business, financial condition and operating results. The Company has no long term agreements with its suppliers that require such suppliers to provide fixed quantities of components or finished goods at set prices. There can be no assurance that the Company will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

Product Protection and Infringement

     The Company's future success will depend in part upon its proprietary technology. Although the Company has applied to the U.S. Patent and Trademark Office for a patent related to certain aspects of the Vocal'Net technology, the Company currently has no issued patents and relies principally on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any patent, trademark or copyright owned by the Company will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide meaningful protection or any commercial competitive advantage to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

     From time to time, the Company is subject to proceedings alleging infringement by the Company of intellectual property rights of others. If any such claim is asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on terms acceptable to the Company or at all. In the alternative, the Company could resort to litigation to challenge any such claim. Any such litigation could require the Company to expend significant sums, divert management's attention and require the Company to pay significant damages, develop non-infringing technology or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on the Company's business, financial condition and operating results. In the event that the Company is unable or chooses not to license such technology or decides not to challenge such third party's rights, the Company could encounter substantial and costly delays in product introductions while attempting to design around such third party rights, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

Reliance on Dealer Network

     A substantial portion of the Company's net sales are made through its network of independent dealers. The Company faces intense competition from other telephone system and voice processing system manufacturers for such dealers' business, as most of the Company's dealers carry products which compete with the Company's products. The Company has no exclusive agreements with any of its dealers. The loss of any significant dealer or group of dealers, or any event or condition adversely affecting the Company's dealer network, could have a material adverse effect on the Company's business, financial condition and operating results.

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

Risks of Providing Long Distance and Network Services

     Inter-Tel depends on its supply of telecommunications services and information from several long distance carriers. Because it does not own transmission facilities, the Company relies on long distance carriers to provide network services to the Company's customers and for billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. There can be no assurance that the promulgation of certain regulations will not materially and adversely affect the Company's business, financial condition and operating results. Contracts with the long distance carriers from which the Company currently resells services typically have a one year term in which the Company's prices are relatively fixed and have minimum use requirements. The market for long distance services is currently experiencing and is expected to experience in the future significant price competition, resulting in decreasing end-user rates. There can be no assurance that the Company will meet minimum use commitments, will be able to negotiate lower rates with carriers in the event of any decrease in end user rates or will be able to extend its contracts with long distance carriers at prices favorable to the Company. The Company's ability to continue to expand its long distance services depends upon its ability to continue to secure reliable long distance services from a number of long distance carriers and the willingness of such carriers to continue to provide telecommunications services and billing information to the Company on favorable terms.

Potential Fluctuations In Quarterly Results; Limited Backlog

     The Company's quarterly operating results depend upon a variety of factors, including the volume and timing of orders received during the quarter, the mix of products sold, mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures, the cost and effect of acquisitions, and the availability and cost of products and components from the Company's suppliers. The Company's customers typically require immediate shipment and installation of platforms and software. As a result, the Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent on orders booked and shipped in that quarter. Historically, a substantial portion of the Company's net sales in a given quarter have been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as digital communication platforms and associated call processing and voice processing software applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. The Company's expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, operating results could be adversely affected. Because sales of digital communication platforms through the Company's dealers produce lower gross margins than sales through the Company's direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. Although the Company to date has been able to resell the rental streams from leases under its Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales, which have lower gross margins than the Company's core business, have grown in recent periods at a faster rate than the Company's overall net sales. As a result, gross margins could be adversely affected in the event that long distance calling services continue to increase as a percentage of net sales. In addition, the Company is subject to seasonality in its operating results, as net sales for the first and third quarters are frequently less than those experienced, in the fourth and second quarters, respectively. As a result of these and other factors, the Company has in the past experienced, and could in the future experience, fluctuations in sales and operating results on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Volatility of Stock Price

     The market price for the Company's Common Stock has been highly volatile. The Company believes that factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, shortfalls in revenue or earnings relative to securities analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, general conditions in the telecommunications industry or the worldwide economy, changes in legislation or regulation affecting the telecommunications industry, an outbreak of hostilities, developments in intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. Many of such factors are beyond the Company's control. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although the Company currently offers software products that are designed to be Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary date code changes.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including existing customers of the Company, to reevaluate their current communications platform, IP network telephony or voice processing software needs, and as a result consider switching to other systems or suppliers. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and operating results.

Concentration of Ownership

     As of September 30, 1997, Steven G. Mihaylo, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 23.4% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

          Exhibit 27.1 - Financial Data Schedule for September 30, 1997

          Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTER-TEL, INCORPORATED


Date  11-7-97                      /s/ Steven G. Mihaylo
     ---------                     ------------------------------------
                                   Steven G. Mihaylo, Chairman of the
                                   Board and Chief Executive Officer


Date  11-7-97                      /s/ Kurt R. Kneip
     ---------                     ------------------------------------
                                   Kurt R. Kneip, Vice President and
                                   Chief Financial Officer
                                       22