Form 10-K
period 1997-12-31
INTER TEL INC
filed 1998-03-30
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           Commission File Number:
     December 31, 1997                                       0-10211

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

                                  Common Stock
              (26,796,272 shares outstanding as of March 13, 1998)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price in NASDAQ National Market System on March 13, 1998, was approximately $543,688,355. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

         Materials have been incorporated by reference into this Report from the following documents: (1) materials from the registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders have been incorporated by reference into Part III and Part IV and (2) documents from the registrant's Form S-1 Registration Statements (Nos. 2-70437 and 33-70054), Form S-3 Registration Statements (Nos. 33-58161, 33-61437, 333-01735, 333-12433 and 333-39221), Form
S-8 Registration  Statements (Nos. 2-94805,  33-40353,  33-73620 and 333-41197),
Annual Reports on Form 10-K for the years December 31, 1984, 1988 and 1994, and current reports on Form 8-K dated July 17, 1987, August 3, 1988 have been incorporated by reference into Part IV, Item 14. Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II.

                             INTER-TEL, INCORPORATED
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                                                 Page
Item 1        Business                                                                              3
Item 2        Properties                                                                           25
Item 3        Legal Proceedings                                                                    26
Item 4        Submission of Matters to a Vote of Security Holders                                  26

                                     PART II

Item 5        Market for the Registrant's Common Stock
              and Related Stockholder Matters                                                      26
Item 6        Selected Financial Data                                                              26
Item 7        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                        27
Item 7A       Quantitative and Qualitative Disclosures About Market Risk                           27
Item 8        Financial Statements and Supplementary Data                                          27
Item 9        Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                                               27

                                    PART III

Item 10       Directors and Executive Officers of the Registrant                                   27
Item 11       Executive Compensation                                                               27
Item 12       Security Ownership of Certain Beneficial Owners and Management                       27
Item 13       Certain Relationships and Related Transactions                                       27

                                     PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                      28
                                       2

                                     PART I

ITEM 1.  BUSINESS

The Company

         This Annual Report to Shareholders on Form 10-K ("10-K") contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The cautionary statements made in this 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Results of Future Operations" below and elsewhere in this document. In evaluating the Company's business, shareholders and prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

         Inter-Tel, incorporated in Arizona in 1969, is a single point of contact, full service provider of digital business telephone systems, call processing software, voice processing software, call accounting software, Internet Protocol (IP) telephony software, computer telephone integration ("CTI") applications and long distance calling services. Inter-Tel's products and services include the AXXESS and Inter-Tel Axxent digital business communication software platforms, the AXXESSORY Talk voice processing platform, the Inter-Tel Vocal'Net IP telephony gateway, the Inter-Tel Vocal'Net Service Provider Software and Centralized Accounting Software and Inter-Tel.net, an IP telephony packet switched long distance service. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol INTL.

         The Company has developed a distribution network of direct sales offices, dealers and value added resellers (VARs) which sell the Company's products to small-to-medium-size organizations and to divisions or departments of larger organizations, including Fortune 500 companies, large service organizations and governmental agencies. The Company has 30 direct sales offices in the United States, one in the United Kingdom, one in Japan and a network of hundreds of dealers and VARs who purchase directly from the Company.

Industry Background

         In recent years, advances in telecommunications technologies have facilitated the development of increasingly sophisticated telephone systems and applications. Users rely upon a variety of applications, including conference calling, speaker phones, automated attendant, voice processing and unified messaging (the integration of voice mail, facsimile and electronic mail), to improve communications within their organizations and with customers and vendors. Digital technology has facilitated the integration of computing and telecommunications technologies, which has made possible a number of new applications that further enhance productivity. Examples of these applications include automatic call distribution (which provides for queuing and prioritization of incoming calls), call accounting (which permits accounting for telephone usage and toll calls), unified messaging, electronic data interchange between customers and vendors and the use of automatic number identification coupled with database look-up (where customer information is retrieved automatically from a computerized database when the customer calls).

         The emergence of high-performance, low-cost computers and the growth of the Internet and other digital IP networks have enabled real-time voice communications to be transmitted on digital packet switched networks rather than over traditional circuit switched telephone networks. This development of voice applications for the Internet and other IP networks reflects a broader convergence of standard voice communications and data networks. Because IP network telephony converts all transmissions to the same type of packets, both voice and data can use the same data circuits, thereby increasing efficiency and maximizing the use of available bandwidth. The lowering of federal regulatory barriers to competition across traditionally distinct sectors of the telecommunications industry has opened new markets for and increased competitive pressures on telecommunications companies. In response to these factors, telecommunications companies have begun to establish a presence in Internet and other IP network voice communications services.

         Following the breakup of the Bell system in 1984, which removed restrictions on the ability of the RBOCs to purchase telecommunications equipment from independent suppliers and to resell such equipment to end users, the market for telecommunications systems and applications became increasingly fragmented. The number of independent suppliers and distributors of telecommunications equipment initially increased, but increased levels of competition subsequently led to consolidation among suppliers and distributors. In addition, different telecommunications systems and applications were often available from only one or a limited number of suppliers, which required businesses seeking complete systems to work with a number of different suppliers. A business seeking a telephone system, voice mail and long distance services would most likely purchase the products and services from three separate vendors. As business telecommunications requirements have become more advanced, the integration of different systems has become increasingly difficult.

Strategy

         Inter-Tel's objective is to continue to strengthen its position as a leading single-source provider of telecommunications equipment, software applications and network services. The Company's strategy incorporates the following key elements:

         Offer Total Telephony Solution

         The Company intends to continue to offer a broad range of products and services that incorporates advanced technologies and provides customers with a single source to fulfill their telecommunications needs on a cost-effective basis. Inter-Tel couples this solution-oriented approach with a high level of customer service and support and a commitment to quality throughout the Company's operations. The Company's telephone systems are integrated with the Company's long distance calling services, voice mail, automated attendant and other telecommunications applications, support for interactive voice response. Because of the modular design of the Company's systems and the high level of software content in its products, customers can readily increase the size and functionality of their systems as their needs change by adding software and hardware applications or services or by upgrading to new systems or advanced versions of existing systems. The Company believes that its customers prefer to purchase telecommunications equipment and services from a single source because of the convenience, consistency of service, ease of upgrade, availability of financing alternatives and confidence in the performance of integrated systems and services.

         Accelerate Adoption of Inter-Tel Vocal'Net Gateway

         In September 1997, Inter-Tel commercially released Inter-Tel Vocal'Net, a gateway for bridging public circuit switched telephone networks and IP packet switched networks such as the Internet. The Company intends to focus its initial marketing efforts on existing customers as well as other multi-location companies and international enterprises. Inter-Tel Vocal'Net can be used to reduce an enterprise's communications costs through more effective use of its data network and reduced use of traditional long distance services. In addition, the Company plans to pursue relationships with ISPs, long distance resellers, cable television companies and other service providers that choose to establish alternative networks to compete with traditional long distance services and to provide additional applications to their customers.

         Expand Inter-Tel.net Network

         The Company is currently developing and implementing its own private IP telephony network, Inter-Tel.net, to carry telephone traffic at rates typically lower than those of standard telephone networks. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, Reno, New York, Phoenix and Los Angeles. The Company intends to expand the number of points of presence, both domestically and internationally, as well as increase capacity in existing cities. Inter-Tel.net is designed to carry long distance traffic originated from Inter-Tel's customer base and provide other exchange carriers, individuals, and enterprises a cost-effective alternative to current offerings of the conventional circuit switched long distance carriers.

         Continue to Develop Advanced Communications Products

         The Company commits substantial research and development resources in order to provide its customers with advanced telecommunications technologies on a cost-effective basis. The Company has developed an extensive C++ library and significant telecommunications expertise. In many cases, the Company develops new technologies as software upgrades or add-ons to existing products. In this regard, the AXXESS 5.0 platform, which is currently scheduled for release in the first half of 1998, will provide an extensive enhancement of AXXESS, the Company's primary product. Ongoing research and development efforts are directed to the development of new products, applications and services for sale into the Company's existing customer base and to new customers. Through CTI applications and advanced network services, Inter-Tel provides technology that is designed to enable its customers to improve their efficiency and enhance their competitiveness.

         Expand Distribution Channels

         The Company continues to expand its distribution channels through a growing network of direct dealers, expansion of the Company's direct sales presence, hiring additional direct sales personnel and extension into international markets. The Company has established sales relationships with hundreds of direct dealers and continues to expand this network. The Company is in the process of establishing dealer networks in Japan and other parts of Asia and is expanding its dealer network in the United Kingdom and Europe. The Company has expanded its direct sales activity in recent periods through strategic acquisitions of resellers of telephony products and services in areas where the Company has existing direct sales offices and other strategic markets, and considers additional acquisition opportunities on an ongoing basis. The Company also is expanding its distribution into other channels such as computer equipment dealers, resellers of data communications equipment and software resellers.

Products and Services

         The Company offers a broad range of products and services designed to support the needs of businesses and other organizations requiring voice and data communications systems. The Company's principal products are digital telephone systems which support installations up to 512 ports, IP telephony products and services, CTI applications, unified messaging software and voice processing software. The Company's principal system sales consist of systems supporting 10 to 300 telephones with suggested retail prices of up to $300,000 per system, depending on configuration. The Company also offers long distance calling services, network design and implementation services, maintenance, leasing and support services, and resells other telecommunications products.

          Digital Communication Platforms

         Inter-Tel offers an extensive line of digital communication systems, including hardware platforms and C++ software applications. Because these platforms are based upon open architecture and conform to established computer and telephone industry standard programming interfaces and protocols (such as TAPI, TSAPI and TCP/IP), customers can choose from a variety of either server level or desktop applications.

         AXXESS. Inter-Tel's primary product, the AXXESS platform, incorporates advanced technology for computer and telephone integration providing businesses with the ability to customize applications to enhance their operations and increase productivity. The current AXXESS system release supports up to 512 ports and includes such advanced capabilities as primary rate ISDN, integrated call recording, voice prompts in different languages, and a Windows-based attendant's console. The AXXESS 5.0 platform, which is currently scheduled for release in the first half of 1998, is designed to allow, through fully transparent digital networking, two or more systems to operate as one, and to increase capacity to 5,000 ports. AXXESS 5.1, currently scheduled for release in the second half of 1998, is designed to increase capacity to 20,000 ports.

         The system incorporates fully-digital processing and transmission to the desktop and open architecture interfaces which allow the system to be integrated with and controlled by attached computers such as PCs and workstations. The system incorporates object-oriented C++ software developed by the Company, which facilitates upgrades and the incorporation of additional features and functionality.

         AXXESS system telephones incorporate user-friendly, 6-by-16 character LCD displays with menu keys that permit the user to select from multiple menu choices or access additional menu screens. AXXESSORY Talk, permits push-button selection of voice processing commands to appear on the telephone's LCD display, as well as voice-prompted selections through the telephone keypad. The AXXESS system is multi-lingual, currently offering English or Japanese voice prompts and LCD displays and allowing the user to switch from one language to the other. Spanish is scheduled for controlled product introduction in the second quarter of 1998. Additional languages can be added in the future.

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

         The AXXESS system utilizes advanced software to configure and utilize real-time digital signal processor semiconductor components ("DSPs")
incorporated into the system hardware. The use of DSPs and related software lowers system costs, permits higher functionality and increases system flexibility. For example, DSPs can be configured by the system manager for different combinations of speakerphones, conference capabilities and other
DSP-based facilities. The system's speakerphones incorporate full-duplex technology, which permits speakerphones to transmit in both directions at the same time without the necessity to override one speaker's voice to prevent feedback interference.

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

         Inter-Tel Axxent. Small businesses are demanding advanced telephony applications formerly within reach of only large corporations. The Inter-Tel Axxent is designed to bring many of the advanced features and functionality of the AXXESS system to smaller installations on a cost-effective basis while enabling users to migrate to an AXXESS system as their telecommunications needs evolve. The Inter-Tel Axxent supports 24 lines and 12 trunks and provides capabilities such as computer telephone integration, DSP technology, real-time ACD reporting, and integrated voice processing. Housed in a compact, PC-type mid-tower chassis, the Inter-Tel Axxent platform also offers the convenience of a default database so the system is fully operational as soon as it is plugged in. Basic database programming can also be performed through the digital telephone terminals.

         IP Network Gateway and Inter-Tel.net Network

         Gateway products are designed as transition points between two different network types, such as between the public circuit switched telephone network and a packet switched IP network such as the Internet. Gateway products convert regular voice transmissions to or from the compressed data packets that travel over packetized networks.

         In  September  1997,  the  Company  released  Inter-Tel  Vocal'Net,   a
stand-alone IP network telephony solution available for use with the AXXESS system or other traditional telephone systems equipped with T-1/E-1, ISDN or analog capability. It provides a gateway for bridging the telephone network and a company's intranet or the Internet. With the Inter-Tel Vocal'Net gateway, users can conduct real-time, two-way voice communications over the Internet and realize potential savings compared to standard long distance telephone service. Designed to meet the needs of most businesses, the Inter-Tel Vocal'Net gateway is available in multiple port sizes.

         Inter-Tel Vocal'Net does not require customized telephone sets or specialized software or cards in each desktop computer. Further, Inter-Tel Vocal'Net does not rely on the central processing unit of the computer for the compression or packetization of information, but instead uses high speed DSPs, enabling the server to handle additional functions such as unified messaging.

         A caller can dial from a standard telephone to the Inter-Tel Vocal'Net gateway, which connects the call from the circuit switched telephone network, converts it into the compressed, digitized data packets used by an IP network, and routes the call via the IP network to another Inter-Tel Vocal'Net gateway. The second gateway connects with the regular telephone system and dials the final destination.

         When used in a corporate environment, Inter-Tel Vocal'Net can be attached to a T-1/E-1, ISDN or analog trunk interface on the PBX, and the PBX's Automatic Route Selection or Least Cost Routing features will be programmed to automatically route calls for other locations that have Inter-Tel Vocal'Net Servers through that trunk interface. When phone users wish to place a call, they simply dial the desired telephone number like any other call. The PBX will route the call to Inter-Tel Vocal'Net, which converts it into the compressed, digitized data packets used by an IP network, and routes the call via the IP network to another Inter-Tel Vocal'Net gateway. The second gateway connects with the far-end PBX and dials either the extension number of the desired party or accesses a trunk on the PBX and makes a call into the switched network.

         Because IP network telephony converts all transmissions to the same type of packets, both voice and data can use the same data circuits, thereby increasing efficiency and maximizing the use of bandwidth. Bandwidth utilization can be maximized to a point that some users may be able to reduce the overall number of circuits needed.

         In its initial commercial release, Inter-Tel Vocal'Net is designed to work with business telephone systems that operate over T-1/E-1, ISDN and analog lines, and to handle up to 24 simultaneous calls per server. Inter-Tel Vocal'Net servers can also be networked to operate seamlessly in configurations consisting of thousands of ports. The Company is currently developing additional enhancements, including industry standard compatibility (H.323) for integration with PC-based software applications and other types of gateways as well as a fax gateway to provide fax and broadcast fax capabilities across the Internet. Other planned enhancements to the Inter-Tel Vocal'Net include functionality designed to allow businesses to create virtual offices, enabling traveling or off-site employees to connect to the main office from remote locations. Another planned application is "Touch-To-Talk" telephony-enabled web pages, which will allow users to press a link on a web page and to automatically connect over an IP network to talk to customer service agents.

         In addition to the Vocal'Net Gateway Server, Inter-Tel has developed the Inter-Tel Vocal'Net Service Provider and Centralized Accounting System which provides a centralized pre-paid and post-paid billing system for IP Telephony service providers. This system provides back-office support necessary to run an IP Telephony service business. Future planned enhancements to the Service Provider and Centralized Accounting System include the integration of an H.323
Gatekeeper to allow the system to provide pre-paid and post-paid billing services for compatible H.323 gateways, routers, or software clients.

         Utilizing Inter-Tel Vocal'Net technology, Inter-Tel continues to develop and expand Inter-Tel.net, a private IP network designed to carry long distance telephone traffic at rates typically lower than traditional long distance providers. Inter-Tel.net is currently being used by the Company's employees for calls between Inter-Tel.net's seven points of presence: the San Francisco Bay Area, Washington D.C., Chicago, Reno, New York, Phoenix and Los Angeles. In its initial commercial release, the Inter-Tel Vocal'Net gateway supports calls placed from telephone to telephone. Later releases are planned to support communications from telephone to computer, computer to telephone, computer to computer and a facsimile machine to facsimile machine. See "Factors That May Affect Future Operating Results--Developing Market for IP Network Telephony; Uncertain Regulatory Environment," "--Risks Associated with Inter-Tel Vocal'Net; Dependence upon IP Network Infrastructures; Risk of System Failure; Security Risks" and "--Development and Maintenance of Inter-Tel.net Network."

         Computer-Telephone Integration

         Through CTI, the computer and the telephone are linked into one environment. Inter-Tel's AXXESSORY Connect software for the AXXESS system enables users to receive phone calls through their desktop PC. Using Caller I.D., a caller's information can be retrieved from the company's database even before the call is accepted. On an individual desktop or a company-wide network basis, Inter-Tel offers a variety of products, such as AXXESSORY ACD, that can manage automatic call distribution at peak efficiency or route incoming telephone calls, based on various parameters, to a specific person. It can also collect, analyze and report real-time call processing information for staff forecasting and analysis.

         Inter-Tel's software applications integrate, through the use of Novell's TSAPI and Microsoft's TAPI standard interfaces, with other "off-the-shelf" Windows applications such as personal information managers, call routing or call management software that can further enhance customer service while increasing call efficiency and employee productivity. Inter-Tel has formed relationships with a number of third party software developers to integrate with their existing applications to create a working environment for database, personal organizer, or terminal emulation programs.

         If these "off-the-shelf" applications do not adequately meet the needs of a customer, the open design of Inter-Tel's software enables independent software developers to write custom applications through Inter-Tel's Developer's Program. Alternatively, Inter-Tel's CTI Solutions Group can provide professional consulting services or development of individual customer applications, for either desktop or local area network ("LAN")-based applications.

         Unified Messaging and Voice Processing Software

         Inter-Tel's   unified  messaging   software,   Visual  Mail,  works  in
conjunction with a variety of messaging platforms, including the Microsoft Exchange messaging application, Lotus Notes, Lotus cc:Mail, Novell's GroupWise and Internet mail applications such as Qualcomm's Eudora. Visual Mail integrates all types of messages into a single-user interface on a PC, supports both voice mail and facsimile mail and provides another means for improving workplace productivity and retrieving messages from a PC connected to a modem.

         Inter-Tel's AXXESSORY Talk, Axxent Talk and IVX500 are voice processing platforms that work with Inter-Tel's communication platforms. All three applications use the Multi-Vendor Interface Protocol ("MVIP"), an industry standard for connecting multi-vendor PC-based boards in voice processing, data switching and video systems.

         Other Services and Products

         Networking Technologies Integration. To develop a solid foundation for state-of-the-art data and telecommunications networking, customers require strategic network expertise from their networking provider. Inter-Tel designs, installs and supports the complete integration of a customer's complex data and telecommunications network, from land-based LANs to geographically dispersed wide area networks ("WANs").

         By forming relationships with major manufacturers of hardware and software technologies, Inter-Tel provides the routers, ATM, LAN and WAN switches, file servers, intelligent hubs and any other device required for the customer's intranet or for usage of the Internet. Pre-sale design support, project coordination for implementation, and installation support are offered on the full line of Inter-Tel server-based telephony products and services.

         Network and Long Distance Services. The Company, through its Inter-Tel NetSolutions, Inc. subsidiary, resells a variety of long distance calling services, including domestic and international calling services, 800 calling services, dedicated services, voice and video conferencing, customized billing and a variety of other telecommunication services. The Company believes that certain of its customers desire the convenience of acquiring long distance calling services through the same vendor that the customer uses to purchase its other telephony equipment and services. The Company currently resells long distance services pursuant to contracts with four of the six largest U.S. long distance carriers. There can be no assurance that the Company will meet its minimum use commitments, will be able to negotiate lower rates with carriers in the event of any decrease in end user rates or will be able to extend its contracts with long distance carriers on prices favorable to the Company.

         Call centers using T-1 access for incoming toll-free traffic, sales offices using NetSolutions' switched long distance or companies linking multiple offices throughout the country on a frame relay network are examples of the applications currently supported by Inter-Tel NetSolutions.

         Leasing Services. The Company offers its Totalease program through its Inter-Tel Leasing, Inc. subsidiary. Totalease enables an end user to acquire a full range of telephony systems, applications, maintenance and support services, as well as lease financing, from a single vendor. The Totalease contract provides a total system solution to the customer at a set monthly cost, with system expansion available at predictable additional fees. The typical Totalease contract has a term of 60 months, with the customer entitled to renew the contract at a specified price for up to an additional 36 months.

         Inter-Tel also offers a line of low cost lease purchase financing. Lease terms range from 24 to 84 months with $1.00, fixed and fair market value purchase options. In addition, Inter-Tel will customize financing packages to suit customers with special financial needs. By offering this type of financing to acquire Inter-Tel products and services, the customer is able to lease directly from the manufacturer and Inter-Tel, or the Inter-Tel dealer, is able to maintain a close customer relationship.

         Other Products. Inter-Tel also distributes other leading telecommunications products from its Factored Products Division through its direct sales offices, dealers and VARs. Factored Products represents products that Inter-Tel has endorsed as leading communications peripherals utilized in many day-to-day functions. Businesses require telecommunications products to provide increased productivity, ease of operations and reliability. Many of these products interface with Inter-Tel telephone systems. Inter-Tel's product selection consists of videoconferencing, battery backup, headsets, surge protection, paging equipment, wireless communications and data multiplexers.

Sales and Distribution

         The Company has developed a distribution network of direct sales offices, dealers and VARs which market the Company's products to small to medium size organizations and divisions or departments of larger organizations. In the United States, the Company has 30 direct sales offices and a network of hundreds of dealers who purchase systems directly from the Company. Direct dealers are typically located in geographic areas in which the Company does not maintain direct sales offices. The Company also distributes its products through VARs. These resellers have traditionally sold complex data solutions to customers, and the Company is seeking to leverage this distribution network to capitalize on the merging of the computer and telephony industries. The Company maintains a dealer support office and direct sales office in the United Kingdom and has a network of dealers in the United Kingdom and Europe. In addition, the Company maintains a dealer support office and direct sales office in Japan.

         The Company believes that its success depends in part upon the strength of its distribution channels and the ability of the Company to maintain close access to its end user customers. In recent periods, the Company has sought to improve its access to end user customers by effecting strategic acquisitions of resellers of telephony products and services in markets in which the Company has existing direct sales offices and in other strategic markets. The Company has expanded its direct sales office personnel from a total of 374 persons at December 31, 1993 to a total of 822 at December 31, 1997.

         The Company's sales through its direct sales offices as a percentage of total sales have decreased from 66.4% of net sales in 1994 to 56.7% of net sales in 1997. Sales to distributors, dealers, and VARs have increased from 24.5% of net sales in 1994 to 28.0% of net sales in 1997. Sales through the Company's long distance and network services operation have increased from 3.4% of net sales in 1994 to 8.1% of net sales in 1997.

         Direct dealers and VARs typically enter into non-exclusive reseller contracts for a term of one or more years. The Company generally provides support and other services to the reseller pursuant to the terms of the agreement. The agreements often include requirements that the reseller meet or use its best efforts to meet minimum annual purchase quotas. The Company faces intense competition from other telephone system and voice processing system manufacturers for its dealers' attention, as most of the Company's dealers carry products which compete with the Company's products. There can be no assurance that any such dealer will not promote the products of the Company's competitors to the detriment of the Company's products. The loss of any significant dealer or group of dealers, or any event or condition adversely affecting the Company's dealer network, could have a material adverse effect on the Company's business, financial condition and operating results. See "Factors That May Affect Future Operating Results--Reliance on Dealer Network."

         International sales, which to date have been made through the Company's United Kingdom and Japan subsidiaries, accounted for approximately 2.3%, of net sales in 1997. In order to sell its products to customers in other countries, the Company must comply with local telecommunications standards. The Company's AXXESS system can be readily altered through software modifications, which the Company believes will facilitate compliance with these local regulations. In addition, the AXXESS system has been designed to support multi-lingual functionality, and currently supports English and Japanese. The Company is presently establishing dealer networks in Japan and other parts of Asia and is working to expand its dealer network in the United Kingdom and Europe. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

Customer Service and Support

         The Company believes that customer service and support are critical components of customer satisfaction and the success of the Company's business. The Company operates a technical support hotline to provide a range of telephone support to its distributors, dealers and end user customers through a toll-free number. The Company also provides on-site customer support and, through remote diagnostic procedures, has the ability to detect and correct system problems from its technical support facilities.

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

Research and Development

         The Company believes that its ability to enhance its current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements are essential to the Company's success. The Company's research and development efforts over the last several years have been focused primarily on development of and enhancements to the existing AXXESS and AXXESSORY Talk systems with additional applications, capacity and features, developing a unified messaging software application, developing a telecommunications networking package, and developing new products like the Inter-Tel Vocal'Net Server. Current efforts are related to support the development and enhancement of IP telephony products like the Inter-Tel Vocal'Net Gateway Server, the Vocal'Net Service Provider Package, the support of
H.323 on both the gateway and service provider products, development of additional applications and features of the AXXESS and AXXESSORY Talk communications products. The software-based architecture of the AXXESS system facilitates maintenance and support, upgrades, and incorporation of additional features and functionality.

         The Company had a total of 97 personnel engaged in research and development as of December 31, 1997. Research and development expenses were $7,998,000; $6,581,000 and $5,764,000 for 1997, 1996, and 1995, respectively.

Manufacturing

         The Company manufactures substantially all of its systems through third party subcontractors located in the United States, China and the Philippines. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce telephone switches, telephones and printed circuit boards to the Company's engineering specifications and designs. The suppliers also inspect and test the equipment before delivering them to the Company, which in some cases then performs systems integration, software loading, final testing and shipment. Varian, a multinational electronic company, currently manufacturers a significant portion of the Company's products, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent systems, at Varian's Tempe, Arizona facility. If Varian or any of the Company's other manufacturers were unable or unwilling to manufacture the Company's products in the future, the Company could experience substantial delays in finding alternative sources, which could have a material adverse effect on the Company's business and operating results. The Company maintains written agreements with its principal suppliers. The Company provides a forecast schedule to its suppliers and revises the forecast on a periodic basis.

         Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions, and other factors beyond the Company's control. Certain of the microprocessors, integrated circuits and voice processing interface cards used in the Company's systems are currently available from a single or limited sources of supply. From time to time, the Company experiences delays in the supply of components and finished goods. Delay or lack of supply from existing sources or the inability to develop alternative sources if and when required in the future could materially and adversely affect operating results. See "Risk Factors--Dependence on Contract Manufacturers and Component Suppliers."

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

         In the market for voice processing applications, including voice mail, the Company competes against Applied Voice Technology, Inc. ("AVT"), Active Voice Corporation ("Active Voice"), Centigram Communications Corporation ("Centigram"), Lucent and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI Communication Corporation, Sprint Corporation, Qwest Communications Corporation and other competitors, many of which have significantly greater resources than the Company. The Company also expects to compete with RBOCs, cable television companies, satellite and other wireless broadband service providers and others for long distance business as those companies gradually respond to the Telecommunications Act. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. The Company believes that it competes favorably in its markets with respect to the price, performance and features of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company. The Company expects that competition will continue to be intense in the markets addressed by the Company, and there can be no assurance that the Company will be able to continue to compete successfully.

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

Intellectual Property Rights

         The Company's future success will depend in part upon its proprietary technology. Although the Company has applied to the U.S. Patent and Trademark Office for a patent related to certain aspects of the Inter-Tel Vocal'Net technology, the Company currently has no issued patents and relies principally on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any patent, trademark or copyright owned by the Company will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide meaningful protection or any commercial competitive advantage to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results.

         From time to time, the Company is subject to proceedings alleging infringement by the Company of intellectual property rights of others. If any such claim is asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on terms acceptable to the Company or at all. In the alternative, the Company could resort to litigation to challenge any such claim. Any such litigation could require the Company to expend significant sums and could require the Company to pay significant damages, develop non-infringing technology or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on the Company's business and operating results. In the event that the Company is unable or chooses not to license such technology or decides not to challenge such third party's rights, the Company could encounter substantial and costly delays in product introductions while attempting to design around such third party rights, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

Employees

         As of December 31, 1997, the Company had a total of 1,248 employees, of whom 1,029 were engaged in sales, marketing and customer support, 47 in quality, manufacturing and related operations, 97 in research and development, and 75 in finance and administration. The Company's future success will depend upon its ability to attract, retain and motivate highly qualified employees, who are in great demand. The Company believes that its employee relations are excellent.

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

         During the past eighteen months, the Company introduced unified messaging on its AXXESSORY Talk platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Inter-Tel Vocal'Net. The Company is also currently in the later stages of developing the AXXESS 5.0 platform, which is a significant software upgrade and enhancement to its AXXESS and AXXESSORY Talk platforms. The Company's future success will depend, in large part, upon the timely and successful introduction of the AXXESS
5.0 platform. The Company's future success will also depend upon market acceptance of the Company's other new products or enhancements, including Inter-Tel Vocal'Net. There can be no assurance that these introduced products and enhancements will be successful. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop or grow more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on either of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Developing Market for IP Network Telephony; Uncertain Regulatory Environment

         The market for IP network voice communications products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical in the case of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are subject to a high degree of uncertainty. There can be no assurance that voice communications over IP networks will become widespread. Further, even if voice communications over IP networks achieve broad market acceptance, there can be no assurance that the Company's products, in particular Inter-Tel Vocal'Net, will achieve market acceptance.

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

         The regulatory environment for IP network telephony is subject to substantial uncertainty. There can be no assurance that the sale and use of IP network telephony products such as Inter-Tel Vocal'Net will not violate telecommunications or other regulations in any of the countries in which such products are or will be marketed and used. In the United States, the Company believes that there are currently few laws or regulations directly applicable to voice communications over IP networks or to access to, or commerce on, IP networks generally. However, changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could have a material adverse effect on the Company's business. The increased commercial acceptance of voice communications over IP networks could result in intervention by governmental regulatory agencies in the United States or elsewhere in the world under existing or newly enacted legislation and in the imposition of fees, charges or taxes on users and providers of products and services in this area. There can be no assurance that such intervention or imposition of fees, charges or taxes would not have a material adverse effect upon the acceptance and attractiveness of IP network voice communications. Moreover, legislative proposals from international, federal and state government bodies could impose additional regulations and obligations upon on-line service providers. The growing popularity and use of the Internet has increased public focus and could lead to increased pressure on legislatures to impose such regulations. The Company cannot predict the likelihood that any future legislation or regulation will be enacted, nor the financial impact, if any, of such resulting legislation or regulation. In the future, the Company may also develop and introduce other products with new or additional telecommunications capabilities or services, which could be subject to existing federal government regulations or result in the imposition of new government regulations, either in the United States or elsewhere.

Risks   Associated  with  Inter-Tel   Vocal'Net;   Dependence  Upon  IP  Network
Infrastructures; Risk of System Failure; Security Risks

         In September 1997, the Company began commercial shipment of Inter-Tel Vocal'Net, its stand-alone IP telephony gateway product and, to date, revenues from the sale of this product have not been significant. To achieve market acceptance, Inter-Tel Vocal'Net will be required to demonstrate its functionality, scalability and reliability, of which there can be no assurance. In addition, there can be no assurance that Inter-Tel Vocal'Net will comply with industry standards or that industry standards will not change and render Inter-Tel Vocal'Net obsolete. In the event that Inter-Tel Vocal'Net fails to achieve market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The success of Inter-Tel Vocal'Net will also depend upon, among other things, the continued expansion of the Internet and other IP networks and their network infrastructures. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial network will continue to be developed. In addition, there can be no assurance that IP networks will retain their current volume, distance and time-of-day-independent pricing structure, or that the costs of access to IP networks, lack of capacity or poor voice transmission quality of IP networks will not adversely affect the market for IP network products and services. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect the growth of IP network use.

There can be no assurance that the Internet will be able to meet additional demand or its users' changing requirements on a timely basis, at a commercially reasonable cost, or at all.

         The Inter-Tel Vocal'Net gateway can be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service. Further, inappropriate use of the Internet or other IP networks by third parties could potentially jeopardize the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network, which may deter certain persons from ordering and using the Company's products. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential users may inhibit the growth of IP networks in general and the market for the Company's IP network products in particular.

Development and Maintenance of Inter-Tel.net Network

         The Company is currently utilizing its Inter-Tel Vocal'Net technology to develop and expand its own IP network, Inter-Tel.net, to carry telephone traffic. The Inter-Tel.net network is in its initial stages of deployment and, accordingly, is subject to a high degree of risk. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno and Los Angeles. If the market for IP network products fails to develop or develops more slowly than the Company anticipates, the Company's Inter-Tel.net network could become financially burdensome to maintain or obsolete, either of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         Moreover, although the Company has devoted, and intends to continue to devote, substantial resources to improve the quality of telephone conversations using Inter-Tel Vocal'Net and the Inter-Tel.net network, there can be no assurance that the problems of voice communications over the Inter-Tel.net network that exist today, including delays in the transmission of speech, loss of voice packets and sound quality inferior to that of standard telephony networks, will be eliminated or reduced. In the event that the Company is unable to improve upon the sound quality and other limitations of voice communications over the Inter-Tel.net network and to offer such improvements to its customers on a cost-effective basis, the Inter-Tel.net network could fail to achieve market acceptance, and the Company's business, financial condition and results of operations could be materially and adversely affected.

Highly Competitive Industry

         The market for the Company's products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent and NorTel, as well as Comdial, Executone, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens, Toshiba and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the RBOCs, which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office.

         The Telecommunications Act and AT&T's announcement to divide itself into three enterprises has had an impact on competition in the communications industry. The Telecommunications Act opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can offer telephone services and Internet access. These changes have increased competition in the communications industry and have created additional competition and opportunities in customer premise equipment, as these new services and interfaces have become available.

         In the market for voice processing applications, including voice mail, the Company competes against AVT, Active Voice, Centigram, Lucent and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI, Sprint Corporation, Qwest Communications Corporation and other competitors, many of which have significantly greater resources than the Company. The Company will also compete with RBOCs, cable television companies, satellite and other wireless broadband service providers, and others for long distance business as those companies gradually respond to the Telecommunications Act. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. The Company believes that it competes favorably in its markets with respect to the price, performance and features of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company, although the Company believes that it has developed a competitive distribution presence in certain markets, particularly those where the Company has direct sales offices. The Company expects that competition will continue to be intense in the markets addressed by the Company, and there can be no assurance that the Company will be able to continue to compete successfully.

         In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Lucent, NetSpeak Corporation, VocalTec Communications Ltd., Vienna Systems Corporation and others. Several of these competitors have been active in developing and marketing IP telephony products for a greater period of time than the Company and have already established relationships with customers within their market. In addition, the Company could face significant competition from vendors such as Cisco Systems, Inc., Bay Networks, Inc., 3Com Corporation, Motorola, Inc. and MICOM Communications Corp., should such established data vendors choose to enter the market for IP telephony products. Such companies currently produce products that, if equipped with voice capabilities, could represent a considerable threat to the Company within that market. Moreover, should the market for IP telephony products become fully developed or develop at a rapid rate, large companies such as IBM and Microsoft could choose to develop proprietary software designed to facilitate voice communication over an IP network.

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

Product Protection and Infringement

         The Company's future success will depend in part upon its proprietary technology. Although the Company has applied to the U.S. Patent and Trademark Office for a patent related to certain aspects of the Inter-Tel Vocal'Net technology, the Company currently has no issued patents and relies principally on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any patent, trademark or copyright owned by the Company will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide meaningful protection or any commercial competitive advantage to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

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

Volatility of Stock Price

         The market price for the Company's Common Stock has been highly volatile. The Company believes that factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, shortfalls in revenue or earnings relative to securities analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, general conditions in the telecommunications industry or the national or worldwide economy, changes in legislation or regulation affecting the telecommunications industry, an outbreak of hostilities, developments in intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. Many of such factors are beyond the Company's control. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has established procedures for evaluating and managing the risks and costs associated with Year 2000 problems for its internal information systems, as well as its software, and, although the Company currently offers software designed to be Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date.

         The Company has completed an assessment of its internal information systems and believes the current software being implemented will function properly with respect to dates in the Year 2000. The total costs of the new software implementation are being capitalized as the Company has abandoned its current MIS software in favor of a different system. The software is being replaced with an integrated solution from a more established vendor and was not in response to the Year 2000 issue. The Company believes that with conversions to new software, the Year 2000 will not pose significant operational problems for its computer systems, based in part on the vendor's assurance that the software is Year 2000 compliant. The software conversion is estimated to be completed in phases in 1998 and 1999, which is prior to any estimated impact on its operating systems. However, if such conversions are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

Concentration of Ownership

         As of March 13, 1998, Steven G. Mihaylo, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 20.0% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

         Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and operating results.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                            Age               Position
----                            ---               --------

Steven G. Mihaylo               54                Chairman of the Board of
                                                  Directors and Chief
                                                  Executive Officer
Thomas C. Parise                43                President and Chief
                                                  Operating Officer
Craig W. Rauchle                42                Executive Vice President
Ross McAlpine                   46                Sr. Vice President
Kurt R. Kneip                   35                Chief Financial Officer,
                                                  Vice President and Secretary
J. Robert Anderson              61                Director
Gary Edens                      56                Director
Maurice H. Esperseth            72                Director
C. Roland Haden                 57                Director
Norman Stout                    40                Director

         MR. MIHAYLO, the founder of the Company, has served as Chairman of the Board of Directors of the Company since September 1983 and as Chief Executive Officer of the Company since its formation in July 1969. Mr. Mihaylo served as President of the Company from 1969 to 1983 and from 1984 to December 1994, and as Chairman of the Board of Directors from July 1969 to October 1982. Mr. Mihaylo also is a director of MicroAge, Inc. and Microtest, Inc.

         MR. PARISE was elected President and Chief Operating Officer of the Company in December 1994. He served as Senior Vice President of the Company from 1986 to 1994. He is also President of Inter-Tel Integrated Services, Inc., a wholly owned research and development, manufacturing and distribution subsidiary of the Company. Mr. Parise joined the Company in 1981 and became Branch General Manager of the Phoenix Direct Sales Office in 1982. In 1983, he became the Mountain Regional Vice President, and in January 1985 he was appointed Vice President of Operations and Sales Support. Mr. Parise also is a director of Globe Business Resources, Inc.

         MR. RAUCHLE was elected Executive Vice President in December 1994. He had been Senior Vice President of the Company and continues as President of Inter-Tel Technologies, Inc., a wholly owned sales subsidiary of the Company. In addition, he currently serves the Company and all subsidiaries in corporate strategic planning and mergers and acquisitions activities. Mr. Rauchle joined the Company in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc. He is also a director of Prologic Management Systems, Inc.

         MR. MCALPINE was elected Senior Vice President in September 1997. He also has served as President of Inter-Tel Leasing, Inc., a wholly-owned subsidiary of the Company, since April 1993, and President of Inter-Tel.net, Incorporated and Inter-Tel NetSolutions, Inc. since 1997. He also served as Vice President of Inter-Tel Communications, Inc. from April 1991 to April 1992 and Treasurer since April 1992. He joined the Company in July 1991 when Inter-Tel acquired Telecommunications Specialists, Inc. Prior to joining Inter-Tel, Mr. McAlpine worked 17 years in the leasing and financial services industry. Mr. McAlpine holds an undergraduate degree in Accounting from Southwest Texas State University.

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

         MR. ANDERSON has been a director of the Company since February 1997. Mr. Anderson held various positions at Ford Motor Company from 1963 to 1983, serving from 1978 to 1983 as President of the Ford Motor Land Development Corporation. He served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of The Firestone Tire and Rubber Company from 1983 to 1989, and as Vice Chairman of Bridgestone/Firestone, Inc. from 1989 through 1991. He most recently served as Vice Chairman, Chief Financial Officer and a member of the Board of Directors of the Grumman Corporation from 1991 to 1994. Mr. Anderson is currently semi-retired, and he is an active leader in various business, civic and philanthropic organizations.

         MR. EDENS has been a director of the Company since October 1994. He was a broadcasting media executive from 1970 to 1994, serving as Chairman and Chief Executive Officer of Edens Broadcasting, Inc. from 1984 to 1994, when that corporation's nine radio stations were sold. He is currently President of The Hanover Companies, Inc., an investment firm. He is an active leader in various business, civic and philanthropic organizations.

         MR. ESPERSETH has been a director of the Company since October 1986. Mr. Esperseth joined the Company in January 1983 as Senior Vice President-Research and Development, after a 32-year career with GTE, and served as Executive Vice President of Inter-Tel from 1986 to 1988. Mr. Esperseth retired as an officer of the Company on December 31, 1989.

         DR. HADEN has been a director of the Company since 1983. Dr. Haden has been Vice Chancellor and Dean of Engineering of Texas A&M University since 1993. Previously, he served as Vice Chancellor of Louisiana State University from 1991 to 1993, Dean of the College of Engineering and Applied Sciences at Arizona State University from 1989 to 1991, Vice President for Academic Affairs at Arizona State University from 1987 to 1988, and Dean of the College of Engineering and Applied Sciences from 1978 to 1987. Dr. Haden holds a doctoral degree in Electrical Engineering from the University of Texas and has also served on the faculty of the University of Oklahoma.

         MR. STOUT has been a director of the Company since October 1994. Mr. Stout has been President of Superlite Block, a manufacturer of concrete block, since February 1993. Since 1996 Mr. Stout has also been President of Oldcastle Architectural West, the parent company of Superlite Block and four other concrete products plants. Prior thereto he was employed by Boorhem-Fields, Inc. of Dallas, Texas, a manufacturer of crushed stone, as Chief Executive Officer from 1990 to 1993 and as Chief Financial Officer from 1986 to 1990. Previously, Mr. Stout was a Certified Public Accountant with Coopers & Lybrand.

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

ITEM 2.  PROPERTIES

The Company maintains its corporate headquarters in 23,000 square feet of a building located in Phoenix, Arizona pursuant to a lease that expires in 2000, and its principal manufacturing operations in an 96,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in 2008. The Company also leases sales and support offices in a total of 30 locations in the United States and two locations overseas. The Company's aggregate monthly payments under these leases are currently approximately $271,000. The Company believes that its facilities will be adequate to meet its current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms. See "Risk Factors--Management of Growth; Implementation of New Management Information Systems."

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of current litigation will not have a material adverse effect upon its business, financial condition or results of operations and will not disrupt the normal operations of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              1. On November 12, 1997, the Company called a Special Meeting of Shareholders for a proposal to approve an amendment to the Company's Restated Articles of Incorporation to increase the authorized number of Common Shares to 100,000,000. A quorum was not present at the meeting.

              2. On November 13, 1997, the Company again called a Special Meeting of Shareholders for a proposal to approve an amendment to the Company's Restated Articles of Incorporation to increase the authorized number of Common Shares to 100,000,000. A quorum was not present at the meeting.

              3. On November 14, 1997, the Company again called a Special Meeting of Shareholders for a proposal to approve an amendment to the Company's Restated Articles of Incorporation to increase the authorized number of Common Shares to 100,000,000. A quorum was present at the meeting.

                  The proposal to approve an amendment to the Company's Restated Articles of Incorporation to increase the authorized number of Common Shares to 100,000,000 received the following votes:

                                                 Votes         Percentage
                                                 -----         ----------

                  For:                       9,899,140             82.71%
                  Against:                   1,751,065             14.63%
                  Abstain:                     318,963              2.66%


                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
              RELATED STOCKHOLDER MATTERS

              The information required by this Item is incorporated by reference to Exhibit 13.0 and Page 38 of the Company's 1997 Annual Report to Shareholders.

ITEM 6.       SELECTED FINANCIAL DATA

              The information required by this Item is incorporated by reference to Exhibit 13.0 and Page 18 of the Company's 1997 Annual Report to Shareholders.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

              The information required by this Item is incorporated by reference to Exhibit 13.0 and Pages 30 through 37 of the Company's 1997 Annual Report to Shareholders.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not Applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The information required by this Item is incorporated by reference to Exhibit 13.0 and Pages 19 through 29 of the Company's 1997 Annual Report to Shareholders.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Information with respect to directors and executive officers is included at the end of Part I, Item 1 on Pages 24 to 25 of this report under the caption "Directors and Executive Officers of the Registrant."

ITEM 11.      EXECUTIVE COMPENSATION

              The information required by this Item is incorporated by reference to Pages 6 to 8 of the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

              The information required by this Item is incorporated by reference to Pages4 and 5 of the Company's Proxy Statement.

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

              (a) The following documents are filed as part of this Report:

1.   Financial Statements

         The   following   consolidated   financial   statements  of  Inter-Tel,
         Incorporated,  and  subsidiaries,  are  incorporated  by  reference  to
         Exhibit 13.0 and Pages 19 to 29 of the Company's Annual Report:

         Report of Ernst & Young LLP, Independent Auditors

         Consolidated balance sheets--December 31, 1997 and 1996

         Consolidated statements of income--years ended December 31, 1997, 1996 and 1995

         Consolidated statements of shareholders' equity--years ended December 31, 1997, 1996 and 1995

         Consolidated statements of cash flows--years ended December 31, 1997, 1996 and 1995

         Notes to consolidated financial statements

2.   Financial Statement Schedules

         The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

         Schedule for the three years ended December 31, 1997:
                                                                    Page No.
                                                                    --------

              Schedule II--Valuation and Qualifying Accounts            31

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

         10.53(12)       Agreement  between  Registrant and Maxon Systems,  Inc.
                         dated February 27, 1990.

         10.54(12)       Agreement   between   Registrant   and   Varian   Tempe
                         Electronics Center dated February 26, 1991.

         10.55(12)       Agreement  between  Registrant and Jetcrown  Industrial
                         Ltd. dated February 18, 1993.

         10.56(13)       Employee Stock Ownership Plan.

         10.57(14)       Loan and Security Agreement dated March 4, 1997 between
                         Bank One, Arizona, N.A. and Registrant and Modification
                         Agreement dated July 25, 1997.

         10.58 (16) Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

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

(14) Filed herewith.

(15) Previously filed with Registrant's Proxy Statement dated March 23, 1994.

(16) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17) Filed herewith, except as noted.

         (b)  Reports on Form 8-K.

              None.

         (c)  Exhibits.

              13.0 Excerpts from Annual Report to Security Holders. (not attached herewith; a copy of the excerpts of the Company's Annual Report to Security Holders was filed with the Securities and Exchange Commission and a complete copy of the Annual Report is available upon request by writing to Shareholder Relations, Inter-Tel, Incorporated, 120 N. 44th Street, Suite 200, Phoenix, Arizona 85034)

              23.0  Consent of Ernst & Young LLP,  Independent  Auditors.  (Page
                    33)

              24.1  Power of Attorney. (Page 31)

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



                                 INTER-TEL, INCORPORATED




DATED: March 23, 1998            BY: /S/  Steven G. Mihaylo
                                    -----------------------
                                     Steven G. Mihaylo
                                     Chairman and Chief Executive Officer

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

--------------------------------------------------------------------------------------------------------
          COL. A             COL. B              COL. C                    COL. D            COL. E
--------------------------------------------------------------------------------------------------------
                                               ADDITIONS
--------------------------------------------------------------------------------------------------------
                                          Charged         Charged to
                            Balance at      to             Other           Charged to        Balance
                            Beginning     Costs &         Accounts         Deductions        at End of
          DESCRIPTION       of Period     Expenses        Describe          Describe          Period
--------------------------------------------------------------------------------------------------------
Year ended December 31, 1997

Deducted from asset accounts:
   Allowance for doubtful
      accounts                $3,096       $2,194          $ 17            $1,585(1)         $3,722
                               -----        -----           ---             -----             -----
   Allowance for lease
      accounts                $2,706       $1,910          $ --            $  647(1)         $3,969
                               -----        -----           ---             -----             -----
   Inventory allowance        $2,979       $4,021          $ --            $1,260(2)         $5,740
                               -----        -----           ---             -----             -----


Year ended December 31, 1996

Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)            $1,822       $1,801          $ 87 (3)        $  614(1)         $3,096
                               -----        -----           ---             -----             -----
  Allowance for lease
      accounts                $1,513       $1,945          $(87)(3)        $  665(1)         $2,706
                               -----        -----           ---             -----             -----
   Inventory allowance (4)    $2,499       $  609          $175 (5)        $  304(2)         $2,979
                               -----        -----           ---             -----             -----

Year ended December 31, 1995

Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)            $1,181       $  814          $ 71 (3)        $  244(1)         $1,822
                               -----        -----           ---             -----             -----
   Allowance for lease
      accounts                $1,198       $  780          $(71)(3)        $  394(1)         $1,513
                               -----        -----           ---             -----             -----
   Inventory allowance (4)    $1,795       $1,109          $ --            $  405(2)         $2,499
                               -----        -----           ---             -----             -----
--------------------------------------------------------------------------------------------------------

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off.
(3)  Reclassed between appropriate valuation and qualifying accounts.
(4)  Adjusted for pooling of Florida Telephone Systems, Inc.
(5)  Acquired in purchase of NTL Corporation (dba ComNet of Ohio).
                                       31