Form 10-Q
period 1998-03-31
INTER TEL INC
filed 1998-05-15
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
   March 31, 1998                                               0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900

                                 --------------


                                  Common Stock

              (26,815,383 shares outstanding as of March 31, 1998)

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

                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--March 31,                3
              1998 and December 31, 1997

              Condensed consolidated statements of income--three              4
              months ended March 31, 1998 and March 31, 1997

              Condensed consolidated statements of cash flows                 5
              --three months ended March 31, 1998 and
              March 31, 1997

              Notes to condensed consolidated financial                       6
              statements--March 31, 1998

Item 2.       Management's Discussion and Analysis of Financial               7
              Condition and Results of Operations

PART II. OTHER INFORMATION                                                   19

SIGNATURES                                                                   20

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)                              March 31,      December 31,
                                              1998             1997
                                              ----             ----
ASSETS
CURRENT ASSETS
     Cash and equivalents                   $  90,977       $  88,805
     Accounts receivable - net                 32,634          32,234
     Inventories                               20,428          21,539
     Net investment in sales-leases            10,764           9,196
     Prepaid expenses and other assets          5,312           5,625
                                            ---------       ---------
     TOTAL CURRENT ASSETS                     160,115         157,399

PROPERTY & EQUIPMENT                           21,196          19,559
OTHER ASSETS                                   19,810          18,030
                                            ---------       ---------
                                            $ 201,121       $ 194,988
                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                       $  12,702       $  14,864
     Other current liabilities                 20,877          18,721
                                            ---------       ---------
     TOTAL CURRENT LIABILITIES                 33,579          33,585

DEFERRED TAXES AND OTHER LIABILITIES           16,852          15,898
SHAREHOLDERS' EQUITY
     Common stock                              99,685          99,229
     Retained earnings                         51,374          46,547
     Equity adjustment for foreign
        currency translation                     (369)           (271)
                                            ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY               150,690         145,505
                                            ---------       ---------

                                            $ 201,121       $ 194,988
                                            =========       =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except                              Three Months Ended
per share amounts)                          March 31, 1998    March 31, 1997
                                            --------------    --------------

NET SALES                                      $ 63,758          $ 50,322
     Cost of sales                               32,617            28,152
                                               --------          --------
GROSS PROFIT                                     31,141            22,170

     Research & development                       2,428             1,845
     Selling, general, and administrative        20,537            16,052
                                               --------          --------
                                                 22,965            17,897

OPERATING INCOME                                  8,176             4,273

     Interest and other income                      969               223
     Interest expense                                (9)               (7)
                                               --------          --------

INCOME BEFORE TAXES                               9,136             4,489
     Income taxes                                 3,774             1,819
                                               --------          --------

NET INCOME                                     $  5,362          $  2,670
                                               ========          ========


NET INCOME PER SHARE
     Basic                                     $    .20          $    .10
                                               ========          ========
     Diluted                                   $    .19          $    .10
                                               ========          ========

Average number of common shares
     Outstanding - Basic                         26,741            25,901
                                               ========          ========

Average number of common shares
     Outstanding - Diluted                       28,242            26,450
                                               ========          ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Three Months Ended
(In thousands)                                          March 31, 1998    March 31, 1997
                                                        --------------    --------------

OPERATING ACTIVITIES
     NET INCOME                                            $  5,362          $  2,670
     Adjustments to reflect operating activities:
       Depreciation and amortization                          1,252             1,069
       Changes in operating assets and liabilities           (3,528)             (166)
       Other                                                  1,721             1,795
                                                           --------          --------

     NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                  4,807             5,368

INVESTING ACTIVITIES
     Proceeds from disposal of property and equipment             7              --
     Additions to property and equipment                     (2,832)           (1,709)
     Cash used in acquisition                                  --                (825)
                                                           --------          --------

     NET CASH USED IN INVESTING ACTIVITIES                   (2,825)           (2,534)

FINANCING ACTIVITIES
     Cash dividends paid                                       (267)             --
     Proceeds from exercise of stock options                    457                73
                                                           --------          --------

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                               190                73

     INCREASE IN CASH
        AND EQUIVALENTS                                       2,172             2,907

CASH AND EQUIVALENTS AT
     BEGINNING OF PERIOD                                     88,805            38,936
                                                           --------          --------

CASH AND EQUIVALENTS AT
     END OF PERIOD                                         $ 90,977          $ 41,843
                                                           ========          ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 1998
NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--EARNINGS PER SHARE

Primary earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                                   Three Months Ended
per share amounts)                               March 31, 1998   March 31, 1997
                                                 --------------   --------------

Numerator:
  Net Income                                         $ 5,362          $ 2,670
                                                     =======          =======

Denominator:
  Denominator for basic earnings per
    share - weighted average shares                   26,741           25,901

  Effect of dilutive securities:
    Employee and director stock options                1,501              549
                                                     -------          -------

  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                    28,242           26,450
                                                     -------          -------

Basic earnings per share                             $  0.20          $  0.10
                                                     -------          -------

Diluted earnings per share                           $  0.19          $  0.10
                                                     -------          -------

NOTE C--SUBSEQUENT EVENT

On May 11, 1998, the Company agreed to purchase certain assets of Telecom Multimedia Systems, inc. ("TMSI") for approximately $25 million in cash plus the assumption of certain liabilities and acquisition costs. The acquisition is subject to customary closing conditions, including obtaining regulatory approvals and other consents.

This acquisition will be accounted for as a purchase transaction. In addition, Inter-Tel anticipates that a substantial portion of the purchase price will be written off as in-process research and development in the quarter in which the transaction closes.

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

Results of Operations

         Net sales increased 26.7% to $63.8 million in the first quarter of 1998 from $50.3 million in the first quarter of 1997. Sales from direct sales offices accounted for approximately $6.2 million of the increase, while wholesale distribution sales decreased approximately $500,000. The remaining increases occurred in long distance sales and other operations.

         The following table sets forth selected statements of income data as a percentage of net sales:

                                                 Three months and year
                                                    Ended March 31,
                                                    1998     1997
                                                    ----     ----

             Net sales                             100.0%   100.0%
             Cost of sales                          51.2     55.9
                                                   -----    -----
             Gross profit                           48.8     44.1
             Research and development                3.8      3.7
             Selling, general and administrative    32.2     31.9
                                                   -----    -----
             Operating income                       12.8      8.5
             Interest and other income               1.5      0.4
             Interest expense                        0.0      0.0
             Income taxes                            5.9      3.6
                                                   -----    -----
             Net income                              8.4%     5.3%
                                                   -----    -----

         Gross profit for the first quarter of 1998 increased 40.5% to $31.1 million, or 48.8% of net sales, from $22.2 million, or 44.1% of net sales, in the first quarter of 1997. The increase in gross margin was attributable to the different sales mix of products and services, and sales through different distribution channels. In particular, the Company received higher margins from sales of AXXESS digital communication platforms, and related call processing software and voice processing software, offset, in part, by lower margins on sales through dealer channels and sales of long distance calling services.

         Research and development expenses for the first quarter of 1998 increased 31.6% to $2.4 million, or 3.8% of net sales, from $1.8 million, or 3.7% of net sales, for the first quarter of 1997. This increase was primarily attributable to expenses relating to the continued development of the AXXESS and Inter-Tel Axxent software and systems, unified messaging and voice processing software, Inter-Tel.Net and Vocal'Net server, and CTI applications. The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses in the first quarter of 1998 increased to $20.5 million, or 32.2% of net sales, from $16.1 million, or 31.9% of net sales, in the first quarter of 1997. This reflected increased selling, incentive, training and other compensation costs attributable to the increased sales through the Company's direct sales offices, additional personnel and marketing expenses to support the operations of Inter-Tel.net, the expanded direct dealer network and expanded long distance operations, and expenses associated with the expansion of international operations. In addition, the Company increased its sales and technical training staff and incurred additional consulting expenses during the transition to and implementation of the management information systems. The Company expects that selling, general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net sales.

         Interest and other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses and increased in the first quarter of 1998 primarily due to the investment of proceeds from the 1997 follow-on public offering of the Company's Common Stock.

         Net income for the first quarter of 1998 was $5.4 million, or $.19 per diluted share ($.20 per share-basic), compared to net income of $2.7 million, or $.10 per diluted share ($.10 per share-basic) for the first quarter of 1997, an increase of 100.8%.

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

Liquidity and Capital Resources

         At March 31, 1998, the Company had $91.0 million in cash and equivalents, which represents a increase of approximately $2.2 million from December 31, 1997. The Company maintains a $7.0 million unsecured revolving line of credit with Bank One, Arizona, NA. This credit facility is annually renewable and is available through July 31, 1998. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the credit facility has been used primarily to support international letters of credit to suppliers. In December 1997, the Company received net proceeds of approximately $59.2 million from a public stock offering of 3,000,000 shares. The proceeds may be used to develop and expand Inter-Tel.net and for potential acquisitions, strategic alliances, working capital and general corporate purposes.

         Net cash provided by operating activities totaled $4.8 million for the three months ended March 31, 1998, compared to $5.4 million for the same period in 1997. The operating cash flow in the first quarter of 1998 was primarily the result of profitable operations including non-cash depreciation charges. Cash used in operating assets and liabilities increased in the three month period ended March 31, 1998 to $3.5 million, compared to cash used of $166,000 in the same period of 1997. During the first quarter of 1998, increases in accounts receivable and investment in sales-leases were partially offset by reduced inventories. The Company continues to expand sales to its dealer network, which has required and is expected to continue to require working capital for increased accounts receivable and inventories.

         Net cash used in investing activities, primarily in the form of capital expenditures, totaled $2.8 million in the three months ended March 31, 1998, compared to $2.5 million for the same period of 1997. Capital expenditures were related primarily to the expansion of facilities, equipment and management information systems used in operations.

         Net cash provided by financing activities totaled $190,000 in the three months ended March 31, 1998 compared to $73,000 for the same period in 1997, related primarily to proceeds from the exercise of stock options, less cash dividends paid.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $104.5 million remain unbilled at March 31, 1998. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

         On May 11, 1998, the Company agreed to purchase certain assets of Telecom Multimedia Systems, Inc. ("TMSI") for approximately $25 million in cash plus the assumption of certain liabilities and acquisition costs. The acquisition is subject to customary closing conditions, including obtaining regulatory approvals and other consents.

         The Company believes that the net proceeds from the Company's offering of 3,000,000 shares of Common Stock completed on December 1, 1997 and its working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand its Inter-Tel.net network, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for at least the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or the Inter-Tel.net network or additional acquisitions, the Company will seek, if at all, additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

Impact of Recently Issued Accounting Standards

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

         As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. During the first quarter of 1998 and 1997, the amounts were not material.

Factors That May Affect Results of Future Operations

         This Quarterly Report to Shareholders on Form 10-Q ("10-Q") contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The cautionary statements made in this 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Results of Future Operations" below and elsewhere in this document. In evaluating the Company's business, shareholders and prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

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

         During the past eighteen to twenty-four months, the Company introduced unified messaging on its AXXESSORY Talk platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Inter-Tel Vocal'Net. The Company is also currently in the later stages of developing the AXXESS 5.0 platform, which is a significant software upgrade and enhancement to its AXXESS and AXXESSORY Talk platforms. The Company's future success will depend, in large part, upon the timely and successful introduction of the AXXESS 5.0 platform. The Company's future success will also depend upon market acceptance of the Company's other new products or enhancements, including Inter-Tel Vocal'Net and certain products that the Company has agreed to purchase from TMSI. There can be no assurance that these introduced products and enhancements will be successful. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop or grow more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on any of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

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

Developing Market for IP Network Telephony; Uncertain Regulatory Environment

         The market for IP network voice communications products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical in the case of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are subject to a high degree of uncertainty. There can be no assurance that voice communications over IP networks will become widespread. Further, even if voice communications over IP networks achieve broad market acceptance, there can be no assurance that the Company's products, and particularly Inter-Tel Vocal'Net, will achieve market acceptance.

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

         The regulatory environment for IP network telephony is subject to substantial uncertainty. There can be no assurance that the sale and use of IP network telephony products such as Inter-Tel Vocal'Net and certain products that the Company has agreed to purchase from TMSI will not violate telecommunications or other regulations in any of the countries in which such products are or will be marketed and used. In the United States, the Company believes that there are currently few laws or regulations directly applicable to voice communications over IP networks or to access to, or commerce on, IP networks generally. However, changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could have a material adverse effect on the Company's business. The increased commercial acceptance of voice communications over IP networks, as well as other factors, could result in intervention by governmental regulatory agencies in the United States or elsewhere in the world under existing or newly enacted legislation and in the imposition of fees, charges or taxes on users and providers of products and services in this area. There can be no assurance that such intervention or imposition of fees, charges or taxes would not have a material adverse effect upon the acceptance and attractiveness of IP network voice communications. Moreover, legislative proposals from international, federal and state government bodies could impose additional regulations and obligations upon on-line service providers. The growing popularity and use of the Internet has increased public focus and could lead to increased pressure on legislatures to impose such regulations. The Company cannot predict the likelihood that any future legislation or regulation will be enacted, nor the financial impact, if any, of such resulting legislation or regulation. In the future, the Company may also develop and introduce other products with new or additional telecommunications capabilities or services, which could be subject to existing federal government regulations or result in the imposition of new government regulations, either in the United States or elsewhere.

Risks   Associated  with  Inter-Tel   Vocal'Net;   Dependence  Upon  IP  Network
Infrastructures; Risk of System Failure; Security Risks

         In September 1997, the Company began commercial shipment of Inter-Tel Vocal'Net, its stand-alone IP telephony gateway product and, to date, revenues from the sale of this product have not been significant. To achieve market acceptance, Inter-Tel Vocal'Net and certain products that the Company has agreed to purchase from TMSI will be required to demonstrate their functionality, scalability and reliability, of which there can be no assurance. In addition, there can be no assurance that these products will comply with industry standards or that industry standards will not change and render Inter-Tel Vocal'Net or TMSI products obsolete. In the event that these products fail to achieve market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The success of Inter-Tel Vocal'Net and certain products that the Company has agreed to purchase from TMSI will also depend upon, among other things, the continued expansion of the Internet and other IP networks and their network infrastructures. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial network will continue to be developed. In addition, there can be no assurance that IP networks will retain their current volume, distance and time-of-day-independent pricing structure, or that the costs of access to IP networks, lack of capacity or poor voice transmission quality of IP networks will not adversely affect the market for IP network products and services. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect the growth of IP network use. There can be no assurance that the Internet will be able to meet additional demand or its users' changing requirements on a timely basis, at a commercially reasonable cost, or at all.

         The Inter-Tel Vocal'Net gateway, the Vocal'Net Centralized Accounting Software ("CAS") and certain products that the Company has agreed to purchase from TMSI can be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service. Further, inappropriate use of the Internet or other IP networks by third parties could potentially jeopardize the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network, which may deter certain persons from ordering and using the Company's products. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential users may inhibit the growth of IP networks in general and the market for the Company's IP network products in particular.

Development and Maintenance of Inter-Tel.net Network

         The Company is currently utilizing its Inter-Tel Vocal'Net technology to develop and expand its own IP network, Inter-Tel.net, to carry voice traffic. The Inter-Tel.net network is in its initial stages of deployment and, accordingly, is subject to a high degree of risk. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno and Los Angeles. Certain products that the Company has agreed to purchase from TMSI may also subsequently be deployed in this network. If the market for IP network products fails to develop or develops more slowly than the Company anticipates, the Company's Inter-Tel.net network could become financially burdensome to maintain or obsolete, either of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         Moreover, although the Company has devoted, and intends to continue to devote, substantial resources to improve the quality of telephone conversations using Inter-Tel Vocal'Net, certain products that the Company has agreed to purchase from TMSI, and the Inter-Tel.net network, there can be no assurance that the problems of voice communications over the Inter-Tel.net network that exist today, including delays in the transmission of speech, loss of voice packets and sound quality inferior to that of standard telephony networks, will be eliminated or reduced. In the event that the Company is unable to improve upon the sound quality and other limitations of voice communications over the Inter-Tel.net network and to offer such improvements to its customers on a cost-effective basis, the Inter-Tel.net network could fail to achieve market acceptance, and the Company's business, financial condition and results of operations could be materially and adversely affected.

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

         The Telecommunications Act and AT&T's decision to divide itself into three enterprises have impacted competition in the communications industry. The Telecommunications Act opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can offer telephone services and Internet access. These changes have increased competition in the communications industry and have created additional competition and opportunities in customer premise equipment, as these new services and interfaces have become available.

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

         In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Lucent, NetSpeak Corporation, VocalTec Communications Ltd., Vienna Systems Corporation and several others. Several of these competitors have been active in developing and marketing IP telephony products for a greater period of time than the Company and have already established relationships with customers within their market. In addition, the Company will face significant competition from vendors such as Cisco Systems, Inc., Bay Networks, Inc., 3Com Corporation, Motorola, Inc. and MICOM Communications Corp., as these established data vendors choose to enter the market for IP telephony products. Such companies currently produce products that, if equipped with voice capabilities, could represent a considerable threat to the Company within that market. Moreover, should the market for IP telephony products become fully developed or develop at a rapid rate, large companies such as IBM and Microsoft could choose to develop proprietary software designed to facilitate voice communication over an IP network.

         As the Company enters the markets for local telephone service and IP network access, it will face additional competition from RBOCs, cable companies and other providers, which have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs, cable companies and other providers have greater name recognition, more established positions in the market and long standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets. Many of the Company's current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. A number also have greater name recognition and a larger installed base of products than the Company. Competition in the Company's markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than the Company to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that the Company will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on the Company's business, financial condition and operating results.

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

         During the fourth quarter of 1996, the Company determined that the limitations of the existing system software would prevent Inter-Tel from establishing an integrated and centralized dispatch and telemarketing center. As a result, the Company signed an agreement with a large, established software and database vendor to replace its existing MIS software and implement, maintain and support alternate MIS software to be utilized throughout the Company. Accordingly, during the fourth quarter of 1996, the Company wrote off the software license and implementation costs relating to the system software being replaced. The Company plans to broadly utilize the new MIS software beginning in the second quarter of 1998.

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

         The Company has made strategic acquisitions in the past and expects to continue to do so in the future. On May 11, 1998, the Company agreed to purchase certain assets of TMSI for cash of approximately $25 million plus the assumption of certain liabilities and acquisition costs. Acquisitions require a significant amount of the Company's management attention and financial and operational resources, all of which are limited. The integration of TMSI or any other acquired entities may also result in unexpected costs and disruptions and significant fluctuations in, or reduced predictability of, operating results from period to period. There can be no assurance that an acquisition will not adversely affect the business relationships of the Company or the acquired entity with its respective suppliers or customers. Further, there can be no assurance that the Company will be able to successfully integrate TMSI or any other acquired operations or achieve any of the intended benefits of an acquisition. The Company's failure to manage its growth effectively could have a material adverse effect on its business, financial condition and operating results.

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

Product Protection and Infringement

         The Company's future success will depend in part upon its proprietary technology. Although the Company has applied to the U.S. Patent and Trademark Office for a patent related to certain aspects of the Inter-Tel Vocal'Net technology, the Company currently has no issued patents and relies principally on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any patent, trademark or copyright owned by or applied for by the Company, or any intellectual property of TMSI that the Company has agreed to purchase, will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide meaningful protection or any commercial competitive advantage to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

         From time to time, the Company is subject to proceedings alleging infringement by the Company of intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights of others. If any such claim is asserted against the Company, the Company may seek to obtain a license under the third party's intellectual property rights. There can be no assurance that a license will be available on terms acceptable to the Company or at all. In the alternative, the Company could resort to litigation to challenge any such claim. Any such litigation could require the Company to expend significant sums, divert management's attention and require the Company to pay significant damages, develop non-infringing technology or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on the Company's business, financial condition and operating results. In the event that the Company is unable or chooses not to license such technology or decides not to challenge such third party's rights, the Company could encounter substantial and costly delays in product introductions while attempting to design around such third party rights, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

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

Risks of Providing Long Distance and Network Services

         Inter-Tel depends on its supply of telecommunications services and information from several long distance carriers. Because it does not own transmission facilities, the Company relies on long distance carriers to provide network services to the Company's customers and for billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. There can be no assurance that the promulgation of certain regulations will not materially and adversely affect the Company's business, financial condition and operating results. Contracts with the long distance carriers from which the Company currently resells services typically have multi-year terms in which the Company's prices are relatively fixed and have minimum use requirements. The market for long distance services is currently experiencing and is expected to experience in the future significant price competition, resulting in decreasing end-user rates. There can be no assurance that the Company will meet minimum use commitments, will be able to negotiate lower rates with carriers in the event of any decrease in end user rates or will be able to extend its contracts with long distance carriers at prices favorable to the Company. The Company's ability to continue to expand its long distance services depends upon its ability to continue to secure reliable long distance services from a number of long distance carriers and the willingness of such carriers to continue to provide telecommunications services and billing information to the Company on favorable terms.

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

         The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating its information systems to be Year 2000 compliant. The total costs of the new information systems software implementation are currently being capitalized; and the Company does not currently anticipate that the costs of becoming Year 2000 compliant will be material. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999, and anticipates no disruptions in the services it provides to its customers as a result of Year 2000 problems. However, no assurance can be given that the Company's software products will contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date, or that such updates will be fully completed in a timely manner or that such disruptions will not occur. Any disruption in services provided by the Company as a result of Year 2000 noncompliance would materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

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

Concentration of Ownership

         As of March 31, 1998, Steven G. Mihaylo, the Company's Chairman of the Board of Directors and Chief Executive Officer beneficially owned approximately 20% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

ITEM 1.  LEGAL PROCEEDINGS--Not Applicable

ITEM 2.  CHANGES IN SECURITIES--Not Applicable

ITEM 3.  DEFAULTS ON SENIOR SECURITIES--Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
              HOLDERS

              1.  On  April  23,  1998,  at  the  Company's  annual  meeting  of
              shareholders,   the   shareholders  of  the  Company  elected  the
              following directors, each of whom was a nominee of the Company:

              Name                          Votes For            Votes Withheld
              ----                          ---------            --------------

              Steven G. Mihaylo             22,705,275           27,550
              J. Robert Anderson            22,696,653           36,172
              Gary D. Edens                 22,699,953           32,872
              Maurice H. Esperseth          22,702,322           30,503
              C. Roland Haden               22,705,497           27,328
              Norman Stout                  22,701,953           30,872

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


                                                     INTER-TEL, INCORPORATED



May 14, 1998                                    /s/  Steven G. Mihaylo
---------------                               --------------------------
                                                     Steven G. Mihaylo
                                                     Chairman of the Board and
                                                     Chief Executive Officer



May 14, 1998                                    /s/  Kurt R. Kneip
---------------                               --------------------------
                                                     Kurt  R. Kneip
                                                     Vice President and
                                                     Chief Financial Officer
                                       20