Form 10-Q
period 1998-06-30
INTER TEL INC
filed 1998-08-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended                              Commission File Number:

         June 30, 1998                                          0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                      I.R.S. No. 86-0220994


                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900


                                  Common Stock
               (27,119,854 shares outstanding as of June 30, 1998)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                      INDEX
                    INTER-TEL, INCORPORATED AND SUBSIDIARIES


                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets--June 30,                  3
         1998 and December 31, 1997

         Condensed consolidated statements of operations--three           4
         and six months ended June 30, 1998 and June 30, 1997

         Condensed consolidated statements of cash flows                  5
         --three and six months ended June 30, 1998 and June 30, 1997

         Notes to condensed consolidated financial                        6
         statements--June 30, 1998

Item 2.  Management's Discussion and Analysis of Financial                7
           Condition and Results of Operations

PART II.  OTHER INFORMATION                                              20

SIGNATURES                                                               21

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)                                        June 30,      December 31,
                                                        1998            1997
                                                        ----            ----
ASSETS
CURRENT ASSETS
     Cash and equivalents                             $  66,691      $  88,868
     Accounts receivable - net                           37,627         33,737
     Inventories                                         18,494         22,688
     Net investment in sales-leases                      13,037          9,196
     Prepaid expenses and other assets                    6,415          5,977
                                                      ---------      ---------
     TOTAL CURRENT ASSETS                               142,264        160,466

PROPERTY & EQUIPMENT                                     25,449         19,910
OTHER ASSETS                                             22,240         18,100
                                                      ---------      ---------

                                                      $ 189,953      $ 198,476
                                                      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                 $  14,619      $  15,552
     Other current liabilities                           25,094         21,424
                                                      ---------      ---------
     TOTAL CURRENT LIABILITIES                           39,713         36,976

DEFERRED TAXES AND OTHER LIABILITIES                      8,328         15,898

SHAREHOLDERS' EQUITY
     Common stock                                       100,856         99,402
     Retained earnings                                   41,332         46,471
     Equity adjustment for foreign
        currency translation                               (276)          (271)
                                                      ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                              141,912        145,602
                                                      ---------      ---------

                                                      $ 189,953      $ 198,476
                                                      =========      =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except                         Three Months                Six Months
per share amounts)                            Ended June 30,            Ended June 30,
                                            1998          1997         1998         1997
                                            ----          ----         ----         ----
NET SALES                                 $  70,509    $  54,823    $ 136,374    $ 105,145
Cost of sales                                37,121       30,422       71,115       58,574
                                          ---------    ---------    ---------    ---------
GROSS PROFIT                                 33,388       24,401       65,259       46,571

  Research & development                      2,828        2,134        5,256        3,979
  Selling, general and administrative        22,667       17,139       43,860       33,191
  Special charge                                897           --          897           --
  Purchased in-process research and
    development and acquisition related
    expenses                                 24,229           --       24,229           --
                                          ---------    ---------    ---------    ---------
                                             50,621       19,273       74,242       37,170
                                          ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                     (17,233)       5,128       (8,983)       9,401

  Interest and other income                     888          595        1,858          818
  Interest expense                              (71)         (17)        (114)         (24)
                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES           (16,416)       5,706       (7,239)      10,195
     Income taxes                            (6,458)       2,282       (2,638)       4,101
                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS)                         $  (9,958)   $   3,424    $  (4,601)   $   6,094
                                          =========    =========    =========    =========
NET INCOME (LOSS) PER SHARE
Basic                                     $   (0.37)   $    0.13    $   (0.17)   $    0.24
                                          =========    =========    =========    =========
Diluted                                   $   (0.37)   $    0.13    $   (0.17)   $    0.23
                                          =========    =========    =========    =========

Average common shares outstanding            27,017       25,438       26,949       25,670
                                          =========    =========    =========    =========
Average common shares outstanding
  assuming dilution                          27,017       26,623       26,949       26,537
                                          =========    =========    =========    =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except                                 Three Months             Six Months
per share amounts)                                   Ended June 30,          Ended June 30,
                                                    1998        1997         1998        1997
                                                    ----        ----         ----        ----
OPERATING ACTIVITIES
  NET INCOME (LOSS)                               $ (9,958)   $  3,424    $ (4,601)   $  6,094
  Adjustments to reflect operating activities:
    Purchased in-process research and
       development                                  24,229          --      24,229          --
    Depreciation and amortization                    1,524       1,171       2,808       2,240
    Changes in operating assets and liabilities     (3,395)     (1,279)     (6,838)     (1,445)
    Other                                           (5,553)      2,439      (3,823)      4,234
                                                  --------    --------    --------    --------
  NET CASH PROVIDED BY
    OPERATING ACTIVITIES                             6,847       5,755      11,775      11,123

INVESTING ACTIVITIES
  Proceeds from disposal of property
    and equipment                                       --           5           7           5
  Cash used in acquisitions                        (26,748)         --     (26,748)       (825)
  Additions to property and equipment               (5,294)     (4,711)     (8,130)     (6,420)
                                                  --------    --------    --------    --------
  NET CASH USED IN INVESTING
    ACTIVITIES                                     (32,042)     (4,706)    (34,871)     (7,240)

FINANCING ACTIVITIES
  Payments for repurchase of common stock               --     (17,493)         --     (17,493)
  Cash dividends paid                                 (270)         --        (537)         --
  Proceeds from sale of common stock                   359          --         359          --
  Proceeds from exercise of stock options              640         274       1,097         347
                                                  --------    --------    --------    --------
  NET CASH PROVIDED BY/(USED IN)
   FINANCING ACTIVITIES                                729     (17,219)        919     (17,146)

 DECREASE IN CASH AND EQUIVALENTS                  (24,466)    (16,170)    (22,177)    (13,263)

CASH AND EQUIVALENTS
 AT BEGINNING OF PERIOD                             91,157      41,843      88,868      38,936
                                                  --------    --------    --------    --------
CASH AND EQUIVALENTS
  AT END OF PERIOD                                $ 66,691    $ 25,673    $ 66,691    $ 25,673
                                                  ========    ========    ========    ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                       Three Months Ended                 Six Months Ended
per share amounts)                    June 30, 1998     June 30, 1997  June 30, 1998     June 30, 1997
                                      -------------     -------------  -------------     -------------
Numerator:
  Net income (loss)                    $ (9,958)           $ 3,424       $ (4,601)          $ 6,094
                                       ========            =======       ========           =======
Denominator:
  Denominator for basic earnings per
  Share - weighted average shares        27,017             25,438         26,949            25,670

Effect of dilutive securities:
  Employee and director stock options        --              1,185             --               867
                                       --------            -------       --------           -------
Denominator for diluted earnings per
  Share - adjusted weighted average
  Shares and assumed conversions         27,017             26,623         26,949            26,537
                                       ========            =======       ========           =======

Basic earnings (loss) per share        $  (0.37)           $  0.13       $  (0.17)          $  0.24
                                       ========            =======       ========           =======

Diluted earnings (loss) per share      $  (0.37)           $  0.13       $  (0.17)          $  0.23
                                       ========            =======       ========           =======

NOTE C--ACQUISITIONS

During June, Inter-Tel purchased certain assets and assumed certain liabilities of Telecom Multimedia Systems, Inc. ("TMSI") for approximately $25.1 million plus related acquisition costs. TMSI, formerly a majority-owned subsidiary of STM Wireless, Inc., specializes in developing digital signal processing-based integrated software, hardware and systems to deliver compressed voice, facsimile, data and other multimedia solutions over IP and frame relay networks for telecommunications applications. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $24.2 million ($14.5 million after taxes) was written-off as purchased in-process research and development since there was no alternative use. The TMSI transaction was accounted for using the purchase method of accounting. The operations related to TMSI were not significant to the Company's consolidated operations.

Inter-Tel also acquired Integrated Telecom Services Corporation ("ITS") at the end of the second quarter of 1998. ITS is based in Louisville, Kentucky, and has offices located in Lexington, Kentucky; Indianapolis, Indiana and Charleston, West Virginia. ITS specializes in database design and systems integration for small- to medium-size businesses which utilize advanced telecommunications products and services. The ITS transaction was accounted for as a pooling of interests transaction. A special charge of $897,000 ($538,000 after taxes) was taken to reflect the costs associated with integrating the operations of ITS. This special charge principally includes costs associated with redundancy in inventories, equipment abandonment and the write-off of intangible assets. As this acquisition was not deemed material to the overall operations of the Company, the consolidated statements of operations were not restated for prior periods. Accordingly, the net equity of ITS was added to the balance sheet and statement of shareholders' equity as of December 31, 1997.

NOTE D--PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT AND ACQUISITION RELATED CHARGES

During the second quarter of 1998, Inter-Tel completed two acquisitions (see NOTE C above) which resulted in pre-tax charges of an aggregate of $25.1 million ($15.1 million after taxes), or $0.56 per diluted share. Including these charges, the Company incurred net losses of $10.0 million ($0.37 per diluted share) for the second quarter and $4.6 million ($0.17 per diluted share) for the six months ended June 30, 1998.

The aggregate purchase price of the TMSI acquisition was allocated to the fair value of the assets and liabilities acquired, of which $24.2 million, or $14.5 million after taxes, was written-off as purchased in-process research and development. A special charge of $897,000 ($538,000 after taxes) was taken to reflect the costs associated with integrating the operations of ITS. This special charge principally includes costs associated with redundancy in inventories, equipment abandonment and the write-off of intangible assets.

PART I.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many risk factors, including, without limitation, those set forth under this section, entitled "Factors That May Affect Future Results Of Operations" below and elsewhere in the report on Form 10-Q.

Overview

Inter-Tel is a single point of contact, full service provider of digital business telephone systems, IP telephony products, CTI applications, voice processing software and long distance calling services. Inter-Tel's products include the AXXESS and Axxent digital business communication platforms, the AXXESSORY Talk voice processing platform, the Inter-Tel InterPrise IP gateway and software, the Inter-Tel Vocal'Net IP service provider gateway and the Inter-Tel Vocal'Net Service Provider Software and Centralized Accounting

Software. Inter-Tel's services include Inter-Tel NetSolutions, Inter-Tel's resale long distance service and Inter-Tel.net, Inter-Tel's IP long distance network service. The Company also provides maintenance, leasing and support services for its products and services.

Results of Operations

         Net sales for the second quarter of 1998 increased 28.6% to $70.5 million, compared to $54.8 million in the second quarter of 1997. Net sales increased 29.7% to $136.4 million in the first six months of 1998, compared to $105.1 million in the first six months of 1997. For the quarter and six months ended June 30, 1998, sales from wholesale distribution and direct sales offices accounted for approximately $13.9 million and $28.1 million of the increases, respectively. The remaining increases occurred in long distance sales and other operations.

         The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                         Three Months Ended June 30,   Six Months Ended June 30,
                         ---------------------------   -------------------------
                             1998        1997               1998        1997
                             ----        ----               ----        ----

Net Sales                   100.0%      100.0%             100.0%      100.0%
Cost of Sales                52.6        55.5               52.1        55.7
                            -----       -----              -----       -----
Gross profit                 47.4        44.5               47.9        44.3

Research and development      4.0         3.9                3.9         3.8
Selling, general and
     administrative          32.1        31.3               32.2        31.6
Special charge                1.3        --                  0.7        --
In-process research and
  development and related
  acquisition expenses       34.4        --                 17.8        --
                            -----       -----              -----       -----
Operating income            (24.4)        9.3               (6.6)        8.9

Interest and other income     1.3         1.1                1.4         0.8
Interest expense             (0.1)        0.0               (0.1)        0.0
Income taxes                 (9.2)        4.2               (1.9)        3.9
                            -----       -----              -----       -----
Net income (loss)           (14.1)%       6.2%              (3.4)%       5.8%
                            =====       =====              =====       =====

         Gross profit for the second quarter of 1998 increased 36.8% to $33.4 million, or 47.4% of net sales, compared to $24.4 million, or 44.5% of net sales, for the second quarter of 1997. Gross profit increased 40.1% to $65.3 million, or 47.9% of net sales, in the first six months of 1998 compared to $46.6 million, or 44.3% of net sales, in the first six months of 1997. Gross margin increased in the second quarter of 1998 primarily as a result of increased sales of AXXESS digital communication platforms, call processing software and voice processing software as a percentage of net sales. Gross margins were offset in part by an increased percentage of sales through dealer channels, which typically generate lower gross margins than sales of the Company's products through its direct sales offices.

         Research and development expenses for the second quarter of 1998 increased to $2.8 million, or 4.0% of net sales, compared to $2.1 million, or 3.9% of net sales, for the second quarter of 1997. Research and development expenses increased to $5.3 million, or 3.9% of net sales, in the first six months of 1998 compared to $4.0 million, or 3.8% of net sales, in the first six months of 1997. The increases in absolute dollars and as a percentage of net sales in both periods were primarily attributable to expenses relating to the development and introduction of new products, including the continuing development and improvement of the Company's AXXESS digital communication platforms, call processing and voice processing software, CTI products, unified messaging, and TCP/IP intranet and internet voice solutions (the Company's Vocal'Net and Inter-Tel.net products). The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop new software and to enhance existing technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses for the second quarter of 1998 increased to $22.7 million, or 32.1% of net sales, compared to $17.1 million, or 31.3% of net sales, for the second quarter of 1997. Selling, general and administrative expenses increased to $43.9 million, or 32.2% of net sales, in the first six months of 1998 compared to $33.2 million, or 31.6% of net sales, in the first six months of 1997. The increases, both in absolute dollars and as a percentage of sales, for the quarter and six months ended June 30, 1998, were attributable in part to costs associated with hiring incentives for key employees, increased consulting expenses, expanding its technical training staff, continued efforts to hire and train additional sales personnel throughout Inter-Tel's direct sales offices, higher sales commissions paid to the Company's sales force based upon increased levels of net sales, providing additional marketing resources for the expanded dealer network and for network services and long distance services. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary as a percentage of net sales.

         In June 1998, the Company purchased certain assets and liabilities of Telecom Multimedia Systems, Inc. ("TMSI") for approximately $25.1 million plus related acquisition costs. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $24.2 million, or $14.5 million after taxes, was written-off as purchased in-process research and development.

         A special pre-tax charge of $897,000, or $538,000 after taxes, reflected the costs associated with integrating the operations of ITS, which was acquired via a pooling of interests at the end of the second quarter in 1998. This special charge principally reflected costs associated with redundancy in inventories, equipment abandonment and the write-off of intangible assets.

         Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest increased in both comparable periods of 1998 based on a higher level of invested funds, principally from the proceeds generated from the Company's public stock offering in December 1997. Other changes in other income primarily reflected differences in net foreign exchange rate gains and losses.

         Net loss for the second quarter was $9.96 million ($0.37 per diluted share) reflecting the write-off of in-process research and development costs and the special charge noted above, compared to net income of $3.4 million ($0.26 per diluted share) for the second quarter of 1997. Net loss for the six months ended June 30, 1998 was $4.6 million, or $0.16 per diluted share, reflecting the write-off of in-process research and development costs and the special charge, compared to net income of $6.1 million, or $0.24 per diluted share, in the first six months of 1997. Without the special charge and write-off of in-process research and development costs, net income for the quarter ended June 30, 1998 would have been $5.1 million, or $0.18 per diluted share, which would have constituted an increase of 49.5% compared to 1997. Moreover, without the special charge and write-off of in-process research and development costs, net income for the six months ended June 30, 1998 would have been $10.5 million, or $0.37 per diluted share, which would have constituted an increase of 71.9% compared to 1997. In addition, net income per share in 1998 is based on an additional 1.6 million and 1.8 million average shares outstanding for the quarter and six months ended June 30, 1998, respectively, principally reflecting the Company's public stock offering consummated in December 1997.

Inflation/Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues; however, international revenues are currently not a significant component of the Company's consolidated operations.

Liquidity and Capital Resources

         At June 30, 198, the Company had $66.7 million in cash and equivalents, which represents a decrease of approximately $22.2 million from December 31, 1997. The Company maintains a $7.0 million, unsecured revolving line of credit with Bank One, Arizona, NA. The credit facility is annually renewable and is available through June 1, 2000. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the credit facility has been used primarily to support international letters of credit to suppliers. In December 1997, the Company received net proceeds of approximately $59.2 million from a public stock offering of 3,000,000 common shares. Approximately $25 million of the proceeds were used to purchase certain assets of TMSI; the remaining proceeds may be used to develop and expand Inter-Tel.net and for potential acquisitions, strategic alliances, working capital and general corporate purposes.

         Net cash provided by operating activities totaled $11.8 for the six months ended June 30, 1998, compared to net cash provided by operating activities of $11.1 million for the same period in 1997. This increase in cash was primarily the result of profitable operations (excluding the write-off of in-process research and development costs associated with TMSI acquisition and the special charge related to the acquisition of ITS), and lower inventory levels, offset in part by increased accounts receivable. During the first six months of 1998, accounts receivable increased approximately $3.9 million, while inventories decreased approximately $4.2 million. The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivable and inventories. During the first six months of 1998, other assets and liabilities decreased primarily as a result of the change in deferred taxes attributable to the write-off of in-process research and development costs associated with the TMSI acquisition.

         Net cash used in investing activities, primarily in the form of acquisitions and capital expenditures, totaled $34.9 million and $7.2 million for the six months ended June 30, 1998 and 1997, respectively. This decrease in cash in 1998 was primarily the result of the purchase of certain assets of TMSI and related write-off of in-process research and development costs. Cash used in acquisitions totaled approximately $26.7 million in the first six months of 1998. Capital expenditures totaled approximately $8.1 million for the same period. The Company anticipates additional capital expenditures during 1998, principally relating to anticipated increased volumes of operating leases offered by the Company to its customers (which must be capitalized as fixed assets by the Company), facilities expansion, and expenditures relating to equipment and management information systems used in operations.

         Net cash provided by financing activities totaled $919,000 for the six months ended June 30, 1998 compared to net cash used of $17.1 million for the same period in 1997. Net cash provided by financing activities during the 1998 period was primarily due to the exercise of stock options and stock issuances pursuant to the Company's Employee Stock Purchase Plan, offset in part by cash dividends paid. During the second quarter of 1997, the Company initiated a stock repurchase program under which the Board of Directors authorized the repurchase of up to 1,470,000 shares of the Company's common stock. The Company expended approximately $17.5 million for stock repurchases in the second quarter of 1997, which was funded primarily by existing cash balances. The Company reissued treasury shares with a cost basis of approximately $2.0 million in connection with stock option exercises and issuances. The proceeds received for the treasury stock reissued was less than its cost basis. Accordingly, the difference was recorded as a reduction to retained earnings. The Company's Board of Directors has also recently authorized the repurchase of up to 2.5 millions shares of the Company's common stock. No shares have been repurchased through the first six months of 1998.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds these programs in part through the sale to financial institutions of rental income streams under the leases. Resold lease rentals totaling $114.1 million and $99.9 million remain unbilled at June 30, 1998 and December 31, 1997, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under its lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

         The Company believes that its cash balances, working capital and available credit facilities, together with anticipated ongoing cash generated from operations, will be sufficient to develop and expand its Inter-Tel.net network, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for at least the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or the Inter-Tel.net network or additional acquisitions, the Company will seek, if at all, additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

Factors That May Affect Results of Future Operations

         In addition to other information in this interim report on form 10-Q (the "10-Q"), the following factors should be considered carefully in evaluating the Company's business. The discussion in this 10-Q contains forward-looking statements. Future events anticipated in the forward-looking statements contained in this 10-Q are uncertain. Actual events, and the Company's actual results, may differ materially from those predicted, assumed or discussed in such forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The cautionary statements made in this 10-Q should be read as being applicable to all related forward-looking statements, wherever they appear in this 10-Q.

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

         During the past eighteen to twenty-four months, the Company introduced unified messaging on its AXXESSORY Talk platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Inter-Tel Vocal'Net. In July 1998, the Company also released the AXXESS 5.0 platform, which is a significant software upgrade and enhancement to its AXXESS and AXXESSORY Talk platforms. The Company's future success will depend, in large part, upon the successful introduction of the AXXESS 5.0 platform, as well as future upgrades and enhancements to this networking platform. The Company's future success will also depend upon market acceptance of the Company's other new products or enhancements, including Inter-Tel Vocal'Net and certain other products that the Company purchased from TMSI. There can be no assurance that these introduced products and enhancements will be successful. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop, or grow more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on any of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

         Occasionally, new products contain undetected program errors or "bugs" when released. Such bugs may result from defects contained in software products offered by the Company's suppliers or other third parties that are intended to be compatible with the Company's products, over which the Company has little or no control. Although the Company seeks to minimize the number of bugs in its products by its test procedures and quality control, there can be no assurance that its new products will be error-free when introduced. Any significant delay in the commercial introduction of the Company's products due to bugs, any design modifications required to correct bugs or any impairment of customer satisfaction as a result of bugs could have a material adverse effect on the Company's business and operating results. In addition, new products often take several months before their manufacturing costs stabilize, which may adversely affect operating results for a period of time following introduction.

Developing Market for IP Network Telephony; Uncertain Regulatory Environment

         The market for IP network voice communications products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical in the case of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are subject to a high degree of uncertainty. There can be no assurance that voice communications over IP networks will become widespread. Further, even if voice communications over IP networks achieve broad market acceptance, there can be no assurance that the Company's products, and particularly Inter-Tel Vocal'Net and certain products that the Company purchased from TMSI, will achieve market acceptance.

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

         The regulatory environment for IP network telephony is subject to substantial uncertainty. There can be no assurance that the sale and use of IP network telephony products such as Inter-Tel Vocal'Net and certain products that the Company purchased from TMSI will not violate telecommunications or other regulations in any of the countries in which such products are or will be marketed and used. In the United States, the Company believes that there are currently few laws or regulations directly applicable to voice communications over IP networks or to access to, or commerce on, IP networks generally. However, changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could have a material adverse effect on the Company's business. The increased commercial acceptance of voice communications over IP networks, as well as other factors, could result in intervention by governmental regulatory agencies in the United States or elsewhere in the world under existing or newly enacted legislation and in the imposition of fees, charges or taxes on users and providers of products and services in this area. There can be no assurance that such intervention or imposition of fees, charges or taxes would not have a material adverse effect upon the acceptance and attractiveness of IP network voice communications. Moreover, legislative proposals from international, federal and state government bodies could impose additional regulations and obligations upon on-line service providers. The growing popularity and use of the Internet has increased public focus and could lead to increased pressure on legislatures to impose such regulations. The Company cannot predict the likelihood that any future legislation or regulation will be enacted, nor the financial impact, if any, of such resulting legislation or regulation. In the future, the Company may also develop and introduce other products with new or additional telecommunications capabilities or services, which could be subject to existing federal government regulations or result in the imposition of new government regulations, either in the United States or elsewhere.

Risks   Associated  with  Inter-Tel   Vocal'Net;   Dependence  Upon  IP  Network
Infrastructures; Risk of System Failure; Security Risks

         In September 1997, the Company began commercial shipment of Inter-Tel Vocal'Net, its stand-alone IP telephony gateway product and, to date, revenues from the sale of this product have not been significant. To achieve market acceptance, Inter-Tel Vocal'Net and certain products and technology that the Company purchased from TMSI will be required to demonstrate their functionality, scalability and reliability, of which there can be no assurance. In addition, there can be no assurance that these products and technology will comply with industry standards or that industry standards will not change and render Inter-Tel Vocal'Net or the Company's other IP telephony products obsolete. In the event that these products fail to achieve market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The success of Inter-Tel Vocal'Net and other IP telephony products that the Company purchased from TMSI will also depend upon, among other things, the continued expansion of the Internet and other IP networks and their network infrastructures. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial network will continue to be developed. In addition, there can be no assurance that IP networks will retain their current volume, distance and time-of-day-independent pricing structure, or that the costs of access to IP networks, lack of capacity or poor voice transmission quality of IP networks will not adversely affect the market for IP network products and services. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect the growth of IP network use. There can be no assurance that the Internet will be able to meet additional demand or its users' changing requirements on a timely basis, at a commercially reasonable cost, or at all.

         The Inter-Tel Vocal'Net gateway, the Vocal'Net Centralized Accounting System ("CAS") and the product line that the Company purchased from TMSI can be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service. Further, inappropriate use of the Internet or other IP networks by third parties could potentially jeopardize the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network, which may deter certain persons from ordering and using the Company's products. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential users may inhibit the growth of IP networks in general and the market for the Company's IP network products in particular.

Development and Maintenance of Inter-Tel.net Network

         The Company is currently utilizing its Inter-Tel Vocal'Net technology and certain IP technology acquired from TMSI to develop and expand its own IP network, Inter-Tel.net, to carry voice traffic. The Inter-Tel.net network is in its initial stages of deployment and, accordingly, is subject to a high degree of risk. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno and Los Angeles. Certain products that the Company purchased from TMSI are also in the process of being tested and deployed in this network. If the market for IP network products fails to develop or develops more slowly than the Company anticipates, the Company's Inter-Tel.net network could become financially burdensome to maintain or obsolete, either of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         Moreover, although the Company has devoted, and intends to continue to devote, substantial resources to improve the quality of telephone conversations using Inter-Tel Vocal'Net, certain products and technology that the Company acquired from TMSI, and the Inter-Tel.net network, there can be no assurance that the problems of voice communications over the Inter-Tel.net network that exist today, including delays in the transmission of speech, loss of voice packets and sound quality inferior to that of standard telephony networks, will be eliminated or reduced. In the event that the Company is unable to improve upon the sound quality and other limitations of voice communications over the Inter-Tel.net network and to offer such improvements to its customers on a cost-effective basis, the Inter-Tel.net network could fail to achieve market acceptance, and the Company's business, financial condition and results of operations could be materially and adversely affected.

Highly Competitive Industry

         The market for the Company's core PABX products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent and NorTel, as well as Comdial, Executone, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens, Toshiba and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the RBOCs, which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office.

         The Telecommunications Act of 1996 and AT&T's decision to divide itself into three enterprises have impacted competition in the communications industry. The Telecommunications Act opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can offer telephone services and Internet access. These changes have increased competition in the communications industry and have created additional competition and opportunities in customer premise equipment, as these new services and interfaces have become available.

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

         In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Lucent, NetSpeak Corporation, VocalTec Communications Ltd., Vienna Systems Corporation and several others. Several of these competitors have been active in developing and marketing IP telephony products for a greater period of time than the Company and have already established relationships with customers within their market. In addition, the Company will likely face significant competition from vendors such as Cisco Systems, Inc., Bay Networks, Inc., 3Com Corporation, Motorola, Inc. and MICOM Communications Corp., as these established data vendors choose to enter the market for IP telephony products. Such companies currently produce products that, if equipped with voice capabilities, could represent a considerable threat to the Company within that market. Moreover, should the market for IP telephony products become fully developed or develop at a rapid rate, large companies such as IBM and Microsoft could choose to develop proprietary software designed to facilitate voice communication over an IP network.

         As the Company enters the markets for local telephone service and IP network access, it will face additional competition from RBOCs, cable companies and other providers and existing IP carriers like IDC, which have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs, cable companies and other providers have greater name recognition,  more  established  positions  in  the  market  and  long  standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets. Many of the Company's current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. A number also have greater name recognition and a larger installed base of products than the Company. Competition in the Company's markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than the Company to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that the Company will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on the Company's business, financial condition and operating results.

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

         During the fourth quarter of 1996, the Company determined that the limitations of the existing system software would prevent Inter-Tel from establishing an integrated and centralized dispatch and telemarketing center. As a result, the Company signed an agreement with a large, established software and database vendor to replace its existing MIS software and implement, maintain and support alternate MIS software to be utilized throughout the Company. Accordingly, during the fourth quarter of 1996, the Company wrote off the software license and implementation costs relating to the system software being replaced. The Company implemented various components of the new MIS software during the second quarter and plans to roll-out additional components of the software over the next six to twelve months.

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

         The Company has made strategic acquisitions in the past and expects to continue to do so in the future. During June 1998, the Company completed its purchase of certain assets of TMSI for cash of approximately $25 million plus the assumption of certain liabilities and acquisition costs. The Company also acquired Integrated Telecom Services Corporation ("ITS") in a pooling of interests transaction in which the Company issued approximately 140,000 shares of common stock. Acquisitions require a significant amount of the Company's management attention and financial and operational resources, all of which are limited. The integration of TMSI, ITS or any other acquired entities may also result in unexpected costs and disruptions and significant fluctuations in, or reduced predictability of, operating results from period to period. There can be no assurance that an acquisition will not adversely affect the business relationships of the Company or the acquired entity with its respective suppliers or customers. Further, there can be no assurance that the Company will be able to successfully integrate TMSI, ITS or any other acquired operations or achieve any of the intended benefits of an acquisition. The Company's failure to manage its growth effectively could have a material adverse effect on its business, financial condition and operating results.

Dependence Upon Contract Manufacturers and Component Suppliers

         The Company currently procures certain components used in its digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards from a single source or limited sources of supply and, accordingly, product availability could be limited. As the Company deploys its IP telephony products and the Inter-Tel.net network, the Company expects that it will be required to increasingly rely upon third party software and hardware suppliers. The Company currently manufactures its products through a limited number of contract manufacturers located in the United States, the Philippines, the People's Republic of China and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control. Varian Associates, Inc. ("Varian") currently manufactures a significant portion of the Company's products at Varian's Tempe, Arizona facility, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communication platforms. From time to time, the Company has experienced delays in the supply of components and finished goods, and there can be no assurance that the Company will not experience such delays in the future. The Company's reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Any delay in delivery or shortage of supply of components or finished goods from Varian or any other supplier, or the Company's inability to develop in a timely manner alternative or additional sources if and when required, could damage the Company's relationships with current and prospective customers and could materially and adversely affect the Company's business, financial condition and operating results. The Company has no long term agreements with its suppliers that require such suppliers to provide fixed quantities of components or finished goods at set prices. There can be no assurance that the Company will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

Product Protection and Infringement

         The Company's future success will depend in part upon its proprietary technology. Although the Company has applied to the U.S. Patent and Trademark Office for a patent related to certain aspects of the Inter-Tel Vocal'Net technology, the Company currently has no issued patents and relies principally on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any patent, trademark or copyright owned by or applied for by the Company, or intellectual property of TMSI that the Company has agree to purchase, will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide meaningful protection or any commercial competitive advantage to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

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

         The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating its information systems to be Year 2000 compliant. Currently, the total costs of the new information systems software implementation are being capitalized, and the Company does not currently anticipate that the costs of becoming Year 2000 compliant will be material. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999, and anticipates no disruptions in the services it provides to its customers as a result of Year 2000 problems. However, no assurance can be given that the Company's software products will contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date, or that such updates will be fully completed in a timely manner or that such disruptions will not occur. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance would materially adversely affect the Company's business, financial condition and results of operations. Moreover, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

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

Concentration of Ownership

As of June 30, 1998, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 20% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

ITEM 5.   OTHER INFORMATION

          Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of shareholders, if a stockholder of the Company fails to notify the Company at lest 45 days prior to the month and day of mailing of the prior year's proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

          Exhibit  27.1 -  Financial  Data  Schedule  for June 30,  1998
          Exhibit  27.2 - Restated Financial Data Schedule for March 31, 1998
          Exhibit  27.3 - Restated Financial Data Schedule for December 31, 1997

          Reports on Form 8-K -- None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTER-TEL, INCORPORATED


Date August 14, 1998             /s/ Steven G. Mihaylo
    ----------------             -------------------------------------
                                 Steven G. Mihaylo,
                                 Chairman of the Board,
                                 Chief Executive Officer and President


Date August 14, 1998             /s/ Kurt R. Kneip
    ----------------             -------------------------------------
                                 Kurt R. Kneip,
                                 Vice President
                                 and Chief Financial Officer