Form 10-Q
period 1998-09-30
INTER TEL INC
filed 1998-11-16
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED                                  COMMISSION FILE NUMBER:
   SEPTEMBER 30, 1998                                            0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                        120 NORTH 44TH STREET, SUITE 200
                           PHOENIX, ARIZONA 85034-1822

                                 (602) 302-8900



                                  Common Stock
            (26,119,504 shares outstanding as of September 30, 1998)

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

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets--September 30, 1998
          and December 31, 1997                                              3

          Condensed consolidated statements of operations--three and
          nine months ended September 30, 1998 and September 30, 1997        4

          Condensed consolidated statements of cash flows - three and
          nine months ended September 30, 1998 and September 30, 1997        5

          Notes to condensed consolidated financial statements --
          September 30, 1998                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

PART II.  OTHER INFORMATION                                                 20

SIGNATURES                                                                  21

PART I. FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)                                   September 30,     December 31,
                                                     1998             1997
                                                     ----             ----
ASSETS
CURRENT ASSETS
  Cash and equivalents                            $  54,842        $  88,805
  Accounts receivable -- net                         37,159           32,234
  Inventories                                        21,149           21,539
  Net investment in sales-leases                     12,982            9,196
  Prepaid expenses and other assets                   6,319            5,625
                                                  ---------        ---------
       TOTAL CURRENT ASSETS                         132,451          157,399

PROPERTY & EQUIPMENT                                 27,203           19,559
OTHER ASSETS                                         25,121           18,030
                                                  ---------        ---------

                                                  $ 184,775        $ 194,988
                                                  =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $  12,652        $  14,864
  Other current liabilities                          23,234           18,721
                                                  ---------        ---------
       TOTAL CURRENT LIABILITIES                     35,886           35,585

DEFERRED TAX LIABILITY                                7,799           11,343
OTHER LIABILITIES                                     5,066            4,555

SHAREHOLDERS' EQUITY
  Common stock                                      102,560           99,229
  Retained earnings                                  47,239           46,547
  Equity adjustment for foreign
    currency translation                               (278)            (271)
                                                  ---------        ---------
                                                    149,521          145,505
  Less:
   Treasury stock at cost                           (13,497)              --
                                                  ---------        ---------
       TOTAL SHAREHOLDERS' EQUITY                   136,024          145,505
                                                  ---------        ---------
                                                  $ 184,775        $ 194,988
                                                  =========        =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,
(In thousands except                 -------------------    -------------------
per share amounts)                     1998        1997      1998       1997
                                       ----        ----      ----       ----

NET SALES                            $70,389     $56,915   $202,235   $162,061
Cost of sales                         35,543      30,617    103,613     89,191
                                     -------     -------   --------   --------
GROSS PROFIT                          34,846      26,298     98,622     72,870
                                     -------     -------   --------   --------

 Research & development                3,283       1,873      8,539      5,852
 Selling, general and administrative 22,474 17,844 65,019 51,035 In process research and development
   and related acquisition expenses       --          --     24,229         --
                                     -------     -------   --------   --------
                                      25,757      19,717     97,787     56,887
                                     -------     -------   --------   --------

OPERATING INCOME                       9,089       6,581        835     15,983

 Interest and other income               722         106      2,568        924
 Interest expense                        (19)        (12)       (58)       (37)
                                     -------     -------   --------   --------

INCOME BEFORE TAXES                    9,792       6,675      3,345     16,870
 Income taxes                          4,023       2,697      1,744      6,798
                                     -------     -------   --------   --------

NET INCOME                           $ 5,769     $ 3,978   $  1,601   $ 10,072
                                     =======     =======   ========   ========
NET INCOME PER SHARE:
 Primary                             $  0.22     $  0.17   $   0.06   $   0.40
                                     =======     =======   ========   ========
 Fully diluted                       $  0.21     $  0.16   $   0.06   $   0.39
                                     =======     =======   ========   ========
Average number of common
shares outstanding:
 Primary                              26,754      23,397     26,791     24,912
                                     =======     =======   ========   ========
 Fully diluted                        27,489      24,682     27,941     25,918
                                     =======     =======   ========   ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Three Months          Nine Months
                                                 Ended September 30,  Ended September 30,
(In thousands)                                     1998      1997       1998      1997
                                                   ----      ----       ----      ----
OPERATING ACTIVITIES
  NET INCOME                                     $  5,769  $  3,978   $  1,601  $ 10,072

  Adjustments to reflect operating activities:
  Depreciation and amortization                     1,924     1,051      4,657     3,291
  Purchased in process research and development        --        --     24,229        --
  Changes in operating assets and liabilities      (3,864)   (1,044)   (11,199)   (2,488)
  Other                                             1,189     2,492     (2,443)    6,725
                                                 --------  --------   --------  --------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                              5,018     6,477     16,845    17,600

INVESTING ACTIVITIES
  Proceeds from disposal of property
   and equipment                                      105        76        112        81
  Cash used in acquisition                             --        --    (26,748)     (825)
  Additions to property and equipment              (3,494)   (1,630)   (11,613)   (8,050)
                                                 --------  --------   --------  --------
NET CASH USED IN INVESTING
 ACTIVITIES                                        (3,389)   (1,554)   (38,249)   (8,794)

FINANCING ACTIVITIES
  Payments for repurchase of common stock         (13,644)   (9,701)   (13,644)  (27,194)
  Cash dividends paid                                (262)       --       (799)       --
  Proceeds from stock issued under the
   Employee Stock Purchase Plan                        --        --        359        --
  Proceeds from exercise of stock options             428     1,293      1,525     1,640
                                                 --------  --------   --------  --------
NET CASH USED IN
 FINANCING ACTIVITIES                             (13,478)   (8,408)   (12,559)  (25,554)

 DECREASE IN CASH
  AND EQUIVALENTS                                 (11,849)   (3,485)   (33,963)  (16,748)

CASH AND EQUIVALENTS
 AT BEGINNING OF PERIOD                            66,691    25,673     88,805    38,936
                                                 --------  --------   --------  --------
CASH AND EQUIVALENTS
 AT END OF PERIOD                                $ 54,842  $ 22,188   $ 54,842  $ 22,188
                                                 ========  ========   ========  ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                      Three Months Ended                 Nine Months Ended
per share amounts)                    Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998  Sept. 30, 1997
                                      --------------   --------------   --------------  --------------
Numerator:
 Net income                               $ 5,769         $ 3,978           $ 1,601         $10,072
                                          =======         =======           =======         =======
Denominator:
 Denominator for basic earnings per
 Share - weighted average shares           26,754          23,397            26,791          24,912

Effect of dilutive securities:
 Employee and director stock options          735           1,285             1,150           1,006
                                          -------         -------           -------         -------
Denominator for diluted earnings per
 Share - adjusted weighted average
 Shares and assumed conversions            27,489          24,682            27,941          25,918
                                          =======         =======           =======         =======

Basic earnings per share                  $  0.22         $  0.17           $  0.06         $  0.40
                                          =======         =======           =======         =======

Diluted earnings per share                $  0.21         $  0.16           $  0.06         $  0.39
                                          =======         =======           =======         =======

NOTE C--ACQUISITIONS

At the end of the second quarter, the Company acquired all of the common stock of Integrated Telecom Services Corporation ("ITS") by issuing 140,000 shares of the Company's common stock. At the time of the acquisition the transaction met the requirements for pooling-of-interests accounting, and accordingly, the operations of ITS were combined with those of the Company on a retroactive basis during the period ended June 30, 1998. During the three months ended September 30, 1998, the Company repurchased shares of its common stock which resulted in pooling-of-interests accounting no longer being available for the ITS acquisition. Accordingly, during the three months ended September 30, 1998 the Company revised the accounting for the transaction to the purchase accounting method. This resulted in the operations of ITS being included with those of the Company at the end of the second quarter when ITS was acquired and resulted in the recording of goodwill of approximately $1.36 million, which is being amortized over 10 years.

The change to purchase accounting from pooling-of-interests accounting had the following impact on the operating results for the six months ended June 30, 1998:
                                                       As             As
                                                    Reported       Restated
                                                    --------       --------
        Net sales                                   $136,374       $131,846
        Gross  profit                                 65,259         63,776
        Research and development                       5,256          5,256
        Selling, general and administrative           43,860         42,545
        Special charge                                   897             --
        In process research and development           24,229         24,229
        Operating income                              (8,983)        (8,254)
        Other income and expenses                      1,744          1,807
        Net loss                                      (4,601)        (4,168)
        Diluted loss per share                      $  (0.17)      $  (0.16)
        Diluted shares outstanding                    26,949         26,809

PART I.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many factors, including, without limitation, those set forth under this section, entitled "Factors That May Affect Future Results Of Operations" below and elsewhere in the report on Form 10-Q.

OVERVIEW

     Inter-Tel is a single point of contact, full service provider of digital business telephone systems, Internet Protocol ("IP") telephony products, CTI applications, voice processing software and long distance calling services. Inter-Tel's products include the AXXESS and Axxent digital business communication platforms, the AXXESSORY TALK voice processing platform, the Inter-Tel InterPrise IP gateway and software, the Inter-Tel Vocal'Net IP service provider gateway and the Inter-Tel Vocal'Net Service Provider Software and Centralized Accounting Software. Inter-Tel's services include Inter-Tel NetSolutions, Inter-Tel's resale long distance service and Inter-Tel.net, Inter-Tel's IP long distance network service. The Company also provides maintenance, leasing and support services for its products and services.

RESULTS OF OPERATIONS

     Net sales for the third quarter of 1998 increased 23.7% to $70.4 million, compared to $56.9 million in the third quarter of 1997. Net sales increased 24.8% to $202.2 million in the first nine months of 1998, compared to $162.1 million in the first nine months of 1997. For the quarter and nine months ended September 30, 1998, sales from wholesale distribution and direct sales offices accounted for approximately $10.6 million and $31.4 million of the increases, respectively. The remaining increases occurred in long distance sales and other operations.

     The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                      ------------------     -----------------
                                       1998       1997        1998       1997
                                       ----       ----        ----       ----
Net Sales                             100.0%     100.0%      100.0%     100.0%
Cost of Sales                          50.5       53.8        51.2       55.0
                                      -----      -----       -----      -----
Gross profit                           49.5       46.2        48.8       45.0
Research and development                4.7        3.3         4.2        3.6
Selling, general and administrative    31.9       31.4        32.2       31.5
In-process research and development
and related acquisition expenses         --         --        12.0         --
                                      -----      -----       -----      -----
Operating income                       12.9       11.5         0.4        9.9
Interest and other income               1.0        0.2         1.3        0.5
Interest expense                        0.0        0.0         0.0        0.0
Income taxes                            5.7        4.7         0.9        4.2
                                      -----      -----       -----      -----
Net income                              8.2%       7.0%        0.8%       6.2%
                                      =====      =====       =====      =====

     Gross profit for the third quarter of 1998 increased 32.5% to $34.8 million, or 49.5% of net sales, compared to $26.3 million, or 46.2% of net sales, for the third quarter of 1997. Gross profit increased 35.3% to $98.6 million, or 48.8% of net sales, in the first nine months of 1998 compared to $72.9 million, or 45.0% of net sales, in the first nine months of 1997. Gross margin increased in the third quarter of 1998 primarily as a result of increased sales of higher margin AXXESS digital communication platforms, call processing software and voice processing software as a percentage of net sales. The increases in gross margins were offset in part by an increased percentage of sales through dealer channels during the third quarter, which typically generate lower gross margins than sales of the Company's products through its direct sales offices.

     Research and development expenses for the third quarter of 1998 increased to $3.3 million, or 4.7% of net sales, compared to $1.9 million, or 3.3% of net sales, for the third quarter of 1997. Research and development expenses increased to $8.5 million, or 4.2% of net sales, in the first nine months of 1998 compared to $5.9 million, or 3.6% of net sales, in the first nine months of 1997. The increases in absolute dollars and as a percentage of net sales in both periods were primarily attributable to expenses relating to the addition of engineering personnel in connection with the TMSI acquisition and the development and introduction of new products, including the continuing development and improvement of the Company's AXXESS digital communication platforms, call processing and voice processing software, CTI products, unified messaging, and TCP/IP intranet and internet voice solutions (the Company's Vocal'Net and Inter-Tel.net products). The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop new software and to enhance existing technologies and products. These expenses may vary, however, as a percentage of net sales.

     Selling, general and administrative expenses for the third quarter of 1998 increased to $22.5 million, or 31.9% of net sales, compared to $17.8 million, or 31.4% of net sales, for the third quarter of 1997. Selling, general and administrative expenses increased to $65.0 million, or 32.2% of net sales, in the first nine months of 1998 compared to $51.0 million, or 31.5% of net sales, in the first nine months of 1997. The increases, both in absolute dollars and as a percentage of sales, for the quarter and nine months ended September 30, 1998, were attributable in part to costs associated with the start up and building of the Inter-Tel.net network and retail distribution of Inter-Tel IP Telephony products, hiring incentives for key employees, increased consulting expenses, expanding its technical training staff, continued efforts to hire and train additional sales personnel throughout Inter-Tel's direct sales offices, higher sales commissions paid to the Company's sales force based upon increased levels of net sales, and additional marketing resources for the expanded dealer network, network services and long distance services. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary as a percentage of net sales.

     In June 1998, the Company purchased certain assets and assumed certain liabilities of Telecom Multimedia Systems, Inc. ("TMSI") for approximately $25.1 million plus related acquisition costs. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $24.2 million, or $14.5 million after taxes, was written-off as purchased in-process research and development.

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

     Net income for the third quarter was $5.8 million ($0.21 per diluted share), compared to net income of $4.0 million ($0.16 per diluted share) for the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $1.6 million, or $0.06 per diluted share, reflecting the write-off of in-process research and development costs, compared to net income of $10.1 million, or $0.39 per diluted share, in the first nine months of 1997. Without the write-off of in-process research and development costs, net income for the nine months ended September 30, 1998 would have been $16.1 million, or $0.58 per diluted share, which would have constituted an increase of 60.2% compared to 1997. In addition, net income per share in 1998 is based on an additional 2.8 million and 2.0 million average shares outstanding for the third quarter and nine months ended September 30, 1998, respectively, principally reflecting the Company's public stock offering consummated in December 1997 and additional stock option grants to the Company's employees.

INFLATION/CURRENCY FLUCTUATION

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. dollars. Moreover, a significant amount of contract manufacturing has been moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan, Asia and elsewhere could result in higher international sales as a percentage of total revenues; however, international revenues are currently not a significant component of the Company's consolidated operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had $54.8 million in cash and equivalents, which represents a decrease of approximately $34.0 million from December 31, 1997. The Company maintains a $7.0 million, unsecured revolving line of credit with Bank One, Arizona, NA. The credit facility is annually renewable and is available through June 1, 2000. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the credit facility has been used primarily to support international letters of credit to suppliers. In December 1997, the Company received net proceeds of approximately $59.2 million from a public stock offering of 3,000,000 common shares. During the nine months ended September 30, 1998, approximately $26.7 million were used to purchase certain assets of TMSI and an additional $13.6 million was expended to repurchase shares of the Company's Common Stock. The remaining cash balances may be used to develop and expand Inter-Tel.net and for potential acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $16.8 for the nine months ended September 30, 1998, compared to net cash provided by operating activities of $17.6 million for the same period in 1997. This increase in cash provided by operating activities in 1998 was primarily the result of profitable operations (excluding the write-off of in-process research and development costs associated with the TMSI acquisition), and lower inventory levels, offset in part by increased accounts receivable. During the first nine months of 1998, accounts receivable increased approximately $4.9 million, while inventories decreased approximately $390,000. The Company continues to expand its dealer network, which has required and is expected to continue to require working capital for increased accounts receivable and inventories. During the first nine months of

1998, other assets and liabilities decreased primarily as a result of the change in deferred taxes attributable to the write-off of in-process research and development costs associated with the TMSI acquisition.

     Net cash used in investing activities, primarily in the form of acquisitions and capital expenditures, totaled $38.2 million and $8.8 million for the nine months ended September 30, 1998 and 1997, respectively. This net use of cash in 1998 was primarily the result of the purchase of certain assets of TMSI and the related write-off of in-process research and development costs, as well as additions to property and equipment. Cash used in acquisitions totaled approximately $26.7 million in the first nine months of 1998. Capital expenditures totaled approximately $11.6 million for the same period. The Company anticipates additional capital expenditures during 1998, principally relating to expenditures for equipment and management information systems used in operations, facilities expansion and anticipated increased volumes of operating leases offered by the Company to its customers, which must be capitalized as fixed assets by the Company.

     Net cash used in financing activities totaled $12.6 for the nine months ended September 30, 1998 compared to $25.6 million for the same period in 1997. Net cash used in financing activities during both periods was primarily due to the initiation of separate stock repurchase programs under which the Board of Directors authorized the repurchase of up to 2.5 million and 1.47 million shares of the Company's common stock during the nine months ended September 30, 1998 and 1997, respectively. The Company expended approximately $13.6 million and $27.2 million for stock repurchases through the nine month periods ended September 30, 1998 and 1997, respectively, funded by existing cash balances during each period. The Company reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded during each period as a reduction to retained earnings. Net cash used for cash dividends totaled $799,000 during the nine months ended September 30, 1998, which was offset by cash provided by the exercise of stock options and stock issuances pursuant to the Company's Employee Stock Purchase Plan.

     The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds these programs in part through the sale to financial institutions of rental income streams under the leases. Resold lease rentals totaling $121.6 million and $99.9 million remain unbilled at September 30, 1998 and December 31, 1997, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based upon loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under its lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company were required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results could be materially adversely affected.

     The Company believes that its cash balances, working capital and available credit facilities, together with anticipated ongoing cash generated from operations, will be sufficient to develop and expand its Inter-Tel.net network, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for at least the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or the Inter-Tel.net network or additional acquisitions, the Company may seek additional financing. There can be no assurance that such additional financing will be available when required or on acceptable terms.

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

     The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems for its information systems, billing and collections software, and the Company's software products, including components manufactured and or developed by the Company's suppliers and vendors. The Company is currently in the process of updating its information systems which are designed to be Year 2000 compliant. This decision was made in the ordinary course of managing the company's information resources and not specifically implemented to address Year 2000 compliance issues. The Company currently expects its information systems to be Year 2000 compliant by the end of fiscal 1999, and anticipates no material disruptions in the services it provides to its customers as a result of Year 2000 problems. However, no assurance can be given that the Company's software products, including components manufactured and or developed by the Company's suppliers and vendors, will contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date, or that such updates will be fully completed in a timely manner or that such disruptions will not occur. The Company also believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. If any of the above systems or products are not Year 2000 compliant, however, the Company's business, financial condition and results of operations could be materially adversely affected. Please refer to the section entitled "Year 2000 Compliance" in "Factors That May Affect Results of Future Operations" below for more detailed information.

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

     During the past eighteen to twenty-four months, the Company introduced unified messaging on its AXXESSORY TALK platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Inter-Tel Vocal'Net. In July 1998, the Company also released the AXXESS 5.0 platform, which is a significant software upgrade and enhancement to its AXXESS and AXXESSORY TALK platforms. The Company's future success will depend, in large part, upon the commercial acceptance of the AXXESS 5.0 platform, as well as future upgrades and enhancements to this networking platform. The Company's future success will also depend upon market acceptance of the Company's other new products or enhancements, including Inter-Tel Vocal'Net and certain other products that the Company purchased from TMSI. There can be no assurance that any of these introduced products and enhancements will be successful. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop, or grow more slowly than the

Company anticipates, or if the Company is unable for any reason to capitalize on any of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

     Occasionally, new products contain undetected program errors or "bugs" when released. Such bugs may result from defects contained in software products offered by the Company's suppliers or other third parties that are intended to be compatible with the Company's products, over which the Company has little or no control. Although the Company seeks to minimize the number of bugs in its products by its test procedures and quality control, there can be no assurance that its new products will be error-free when introduced. Any significant delay in the commercial introduction of the Company's products due to bugs, any design modifications required to correct bugs or any impairment of customer satisfaction as a result of bugs could have a material adverse effect on the Company's business and operating results. In addition, new products often take several months before their manufacturing costs stabilize, and, accordingly, operating results would be adversely affected for a period of time following introduction.

DEVELOPING MARKET FOR IP NETWORK TELEPHONY; UNCERTAIN REGULATORY ENVIRONMENT

     The market for IP network voice communications products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical in the case of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are subject to a high degree of uncertainty. There can be no assurance that voice communications over IP networks will become widespread. Further, even if voice communications over IP networks achieve broad market acceptance, in light of the competition pressures developing in this market, there can be no assurance that the Company's products, and particularly Inter-Tel Vocal'Net and certain products that the Company purchased from TMSI, will achieve market acceptance.

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

     In the market for voice processing applications, including voice mail, the Company competes against AVT, Active Voice, Centigram, Lucent and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI, Sprint Corporation, Qwest Communications Corporation and other competitors, many of which have significantly greater resources than the Company. The Company also competes with RBOCs, cable television companies, satellite and other wireless broadband service providers, and others for long distance business as those companies respond to the Telecommunications Act. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. The Company believes that it competes favorably in its markets with respect to the price, performance and features of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company, although the Company believes that it has developed a competitive distribution presence in certain markets, particularly those where the Company has direct sales offices. The Company expects that competition will continue to be intense in the markets addressed by the Company, and there can be no assurance that the Company will be able to continue to compete successfully.

     In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Lucent, NetSpeak Corporation, VocalTec Communications Ltd., Vienna Systems Corporation and several others. Several of these competitors have been active in developing and marketing IP telephony products for a greater period of time than the Company and have already established relationships with customers within their market. In addition, the Company likely faces significant competition from vendors such as Cisco Systems, Inc., Bay Networks, Inc., 3Com Corporation, Motorola, Inc. and MICOM Communications Corp., as these established data vendors choose to enter the market for IP telephony products. Such companies currently produce products that, if equipped with voice capabilities, could represent a considerable threat to the Company within that market. Moreover, should the market for IP telephony products become fully developed or develop at a rapid rate, large companies such as IBM and Microsoft could choose to develop proprietary software designed to facilitate voice communication over an IP network.

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

     During  the  fourth  quarter  of  1996,  the  Company  determined  that the limitations of the existing system software would prevent Inter-Tel from establishing an integrated and centralized dispatch and telemarketing center. As a result, the Company signed an agreement with a large, established software and database vendor to replace its existing MIS software and implement, maintain and support alternate MIS software to be utilized throughout the Company. Accordingly, during the fourth quarter of 1996, the Company wrote off the software license and implementation costs relating to the system software being replaced. The Company implemented various components of the new MIS software during the second quarter and plans to roll-out additional components of the software over the next nine to twelve months.

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

     The Company has made strategic acquisitions in the past and expects to continue to do so in the future. During June 1998, the Company completed its purchase of certain assets of TMSI for cash of approximately $25 million plus the assumption of certain liabilities and acquisition costs. The Company also acquired Integrated Telecom Services Corporation ("ITS") in which the Company issued approximately 140,000 shares of common stock, accounted for as a purchase transaction. Acquisitions require a significant amount of the Company's management attention and financial and operational resources, all of which are limited. The integration of TMSI, ITS or any other acquired entities may also result in unexpected costs and disruptions and significant fluctuations in, or reduced predictability of, operating results from period to period. There can be no assurance that an acquisition will not adversely affect the business relationships of the Company or the acquired entity with its respective suppliers or customers. Further, there can be no assurance that the Company will be able to successfully integrate TMSI, ITS or any other acquired operations or achieve any of the intended benefits of an acquisition. The Company's failure to manage its growth effectively could have a material adverse effect on its business, financial condition and operating results.

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

     The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating its information systems which are designed to be Year 2000 compliant. This decision was made in the ordinary course of managing the company's information resources and not specifically implemented to address Year 2000 compliance issues. The Company has contracted to upgrade the long distance billing system, which is designed to be Year 2000 compliant. In addition, the Company is reviewing its lease billing and collections system, which has been warranted to be Year 2000 compliant. Currently, the total costs of each system is being capitalized, and, the Company does not currently anticipate additional costs of becoming Year 2000 compliant. The Company expects its information systems to be Year 2000 compliant by the end of fiscal 1999, and anticipates no material disruptions in the services it provides to its customers as a result of Year 2000 problems. If any of the above systems are not Year 2000 compliant, however, the Company's business, financial condition and results of operations could be materially adversely affected.

     No assurance can be given that the Company's software products, including components manufactured and or developed by the Company's suppliers and vendors, will contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date, or that such updates will be fully completed in a timely manner or that such disruptions will not occur. Our engineers have tested the Company's current product offerings for Year 2000 compliance. Products currently manufactured by Inter-Tel are designed to be Year 2000 compliant in accordance with our test procedures. Costs to develop and update the Company's products for Year 2000 compliance have been part of the research and development efforts on an ongoing basis. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance would materially adversely affect the Company's business, financial condition and results of operations. If any of the Company's products are not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, the Company could also be materially adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Many of the Company's customers and potential customers are requesting information about Year 2000 compliance of the Company's products. These customers and potential customers may also choose to defer purchasing Year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other customers to accelerate purchases with Year 2000 compliance warranties, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including existing customers of the Company, to reevaluate their current communications platform, IP network telephony or voice processing software needs, and as a result consider switching to other systems or suppliers. Any of the above items for which the Company is unable to provide Year 2000 compliance to these customers could materially adversely affect the Company's business, financial condition and results of operations.

CONCENTRATION OF OWNERSHIP

     As of September 30, 1998, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 21% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

        Exhibit 27 - Financial Data Schedule for September 30, 1998
        Exhibit 27.1 - Restated Financial Data Schedule for June 30, 1998
        Exhibit 27.2 - Restated Financial Data Schedule for March 31, 1998
        Exhibit 27.3 - Restated Financial Data Schedule for December 31, 1997

        Reports on Form 8-K -- None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTER-TEL, INCORPORATED


Date November 13, 1998                     /s/ Steven G. Mihaylo
                                           -------------------------------------
                                           Steven G. Mihaylo,
                                           Chairman of the Board,
                                           Chief Executive Officer and President


Date November 13, 1998                     /s/ Kurt R. Kneip
                                           -------------------------------------
                                           Kurt R. Kneip,
                                           Vice President
                                           and Chief Financial Officer