Form 10-K
period 1998-12-31
INTER TEL INC
filed 1999-03-31
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                      Commission File Number:
         December 31, 1998                                  0-10211

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

                                  Common Stock
              (26,157,657 shares outstanding as of March 12, 1999)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of the Company's Common Stock reported on the Nasdaq National Market System on March 12, 1999 was approximately $340,486,509. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

Sections from the following documents have been incorporated by reference into this Report where indicated below: (1) the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders have been incorporated by reference into Part III and Part IV of this report and (2) the Registrant's Form S-1 Registration Statements (Nos. 2-70437 and 33-70054), Form S-3 Registration Statements (Nos. 33-58161, 33-61437, 333-01735, 333-12433 and 333-39221), Form
S-8 Registration  Statements (Nos. 2-94805,  33-40353,  33-73620,  333-41197 and
333-67261), Annual Reports on Form 10-K for the years ended December 31, 1984, 1988 and 1994, and Reports on Form 8-K dated July 17, 1987 and August 3, 1988 have been incorporated by reference into Part IV, Item 14. Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II.

                             INTER-TEL, INCORPORATED
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1    Business                                                            3
Item 2    Properties                                                         26
Item 3    Legal Proceedings                                                  26
Item 4    Submission of Matters to a Vote of Security Holders                26

                                 PART II

Item 5    Market for the Registrant's Common Stock
          and Related Stockholder Matters                                    27
Item 6    Selected Financial Data                                            27
Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      27
Item 7A   Quantitative and Qualitative Disclosures About Market Risk         27
Item 8    Financial Statements and Supplementary Data                        28
Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                             28

                                PART III

Item 10   Directors and Executive Officers of the Registrant                 28
Item 11   Executive Compensation                                             28
Item 12   Security Ownership of Certain Beneficial Owners and Management     28
Item 13   Certain Relationships and Related Transactions                     28

                                 PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K    28

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

         Inter-Tel, incorporated in Arizona in 1969, is a single point of contact, full service provider of digital business telephone systems, call processing software, voice processing software, call accounting software, Internet Protocol (IP) telephony software, computer telephone integration ("CTI") applications and long distance calling services. Inter-Tel's products and services include the AXXESS and Inter-Tel Axxent digital business communication software platforms, the AXXESSORY TALK voice processing platform, the Inter-Tel Vocal'Net IP telephony gateway, InterPrise gateway, the Inter-Tel Vocal'Net Service Provider Software and Centralized Accounting Software and Inter-Tel.net, an IP telephony packet switched long distance service. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol INTL.

         The Company has developed a distribution network of direct sales offices, dealers and value added resellers (VARs) which sell the Company's products to small-to-medium-size organizations and to divisions or departments of larger organizations, including Fortune 500 companies, large service organizations and governmental agencies. The Company has 37 direct sales offices in the United States, one in the United Kingdom, one in Japan, one in Singapore and a network of hundreds of dealers and VARs around the world who purchase directly from the Company.

INDUSTRY BACKGROUND

         In recent years, advances in telecommunications technologies have enabled the development of increasingly sophisticated telephone systems and applications. Users rely upon a variety of applications, including conference calling, speaker phones, automated attendant, voice processing and unified messaging (the integration of voice mail, facsimile and electronic mail), to improve communications within their organizations and with customers and vendors. Digital technology has facilitated the integration of computing and telecommunications technologies, which has made possible a number of new applications that further enhance productivity. Examples of these applications include automatic call distribution (which provides for queuing and prioritization of incoming calls), call accounting (which permits accounting for telephone usage and toll calls), unified messaging, electronic data interchange between customers and vendors and the use of automatic number identification coupled with database look-up (where customer information is retrieved automatically from a computerized database when the customer calls).

         The emergence of high-performance computers and the growth of the Internet and other digital IP networks have enabled real-time voice communications to be transmitted on digital packet switched networks rather than over traditional circuit switched telephone networks. This development of voice applications for the Internet and other IP networks reflects a broader convergence of standard voice communications and data networks. Because IP network telephony converts all transmissions to the same type of packets, both voice and data can use the same data circuits, thereby increasing efficiency and maximizing the use of available bandwidth. The lowering of federal regulatory barriers to competition across traditionally distinct sectors of the telecommunications industry has opened new markets for and increased competitive pressures on telecommunications companies. In response to these factors, telecommunications companies have begun to establish a presence in Internet and other IP network voice communications services.

         Following the breakup of the Bell system in 1984, which removed restrictions on the ability of the regional Bell operating companies ("RBOCs") to purchase telecommunications equipment from independent suppliers and to resell such equipment to end users, the market for telecommunications systems and applications became increasingly fragmented. The number of independent suppliers and distributors of telecommunications equipment initially increased, but increased levels of competition subsequently led to consolidation among suppliers and distributors. In addition, different telecommunications systems and applications were often available from only one or a limited number of suppliers, which required businesses seeking complete systems to work with a number of different suppliers. A business seeking a telephone system, voice mail and long distance services would most likely purchase the products and services from three separate vendors. As business telecommunications requirements have become more advanced, the integration of different systems has become increasingly difficult.

STRATEGY

         Inter-Tel's objective is to continue to strengthen its position as a leading single-source provider of telecommunications equipment, software applications and network services. The Company's strategy incorporates the following key elements:

         OFFER TOTAL TELEPHONY SOLUTION

         The Company intends to continue to offer a broad range of products and services that incorporates advanced technologies and provides customers with a single source to fulfill their telecommunications needs on a cost-effective basis. Inter-Tel combines this solution-oriented approach with a high level of customer service and support and a commitment to quality throughout the Company's operations. The Company's telephone systems are integrated with the Company's long distance calling services, voice mail, automated attendant, Voice Over Internet Protocol (VoIP) services and other telecommunications applications, and support for interactive voice response. Because of the modular design of the Company's systems and the high level of software content in its products, customers can readily increase the size and functionality of their systems as their needs change by adding software and hardware applications or services or by upgrading to new systems or advanced versions of existing systems. The Company believes that its customers prefer to purchase telecommunications equipment and services from a single source because of the convenience, consistency of service, ease of upgrade, availability of financing alternatives and confidence in the performance of integrated systems and services.

         ACCELERATE ADOPTION OF INTERNET PROTOCOL (IP) TELEPHONY TECHNOLOGY

         The Company markets its Inter-Tel Vocal'Net Server, InterPrise gateway and several IP telephony software products to telephone companies, service providers and businesses worldwide. This suite of products can be used by telephone companies to offer new services to their customers and expand to new markets. The products can be used by service providers (ISPs, cable television companies, etc.) to quickly become telephone companies. The products can be used by a business to reduce its communications costs through more effective use of its data network and reduced use of traditional long distance services. The Company is focused on expanding current relationships and pursuing new ones with major telephone companies, service providers and businesses worldwide.

         EXPAND INTER-TEL.NET NETWORK; EXPAND GLOBAL ALLIANCE AND OTHER THIRD PARTY ALLIANCES

         The Company is expanding its customer base on its own private IP telephony network, Inter-Tel.net, which carries voice and facsimile traffic at rates typically lower than those of standard telephone networks. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, Reno, New York, Phoenix and Los Angeles, as well as a network operations center (NOC) in Reno. The Company intends to expand the number of points of presence, both domestically and internationally, as well as increase capacity in existing cities. Through a global alliance,
Inter-Tel.net is participating with businesses in Japan, Europe and South America to provide international IP telephony service. Through other third party arrangements, the network is expanding points of presence domestically. Inter-Tel.net is designed to carry long distance traffic originated from Inter-Tel's customer base, to generate sales of pre-paid calling cards and provide other exchange carriers, individuals, and enterprises a cost-effective alternative to current offerings of the conventional circuit switched long distance carriers.

         CONTINUE TO DEVELOP ADVANCED COMMUNICATIONS PRODUCTS

         The Company commits substantial research and development resources to provide its customers with advanced telecommunications technologies on a cost-effective basis. The Company has developed an extensive C++ library and significant telecommunications expertise. In many cases, the Company develops new technologies as software upgrades or add-ons to existing products. For example, the AXXESS 5.0 platform provides an extensive enhancement to previous versions of AXXESS, the Company's primary product. Ongoing research and development efforts are directed to the development of new products, applications and services for sale into the Company's existing customer base and to new customers. Through CTI applications and advanced network services, Inter-Tel provides technology that is designed to enable its customers to enhance their efficiency and competitiveness.

         EXPAND DISTRIBUTION CHANNELS

         The Company continues to expand its distribution channels through a growing network of direct dealers, as well as the Company's direct sales presence, and to hire additional direct sales personnel for expansion into international markets. The Company has established sales relationships with hundreds of direct dealers and continues to expand this network. The Company is in the process of establishing dealer networks in Japan and other parts of Asia and is expanding its dealer network in the United Kingdom and Europe. The Company has expanded its direct sales activity in recent periods through strategic acquisitions of resellers of telephony products and services in strategic markets, and considers additional acquisition opportunities on an ongoing basis. The Company also is expanding its distribution into other channels such as computer equipment dealers, resellers of data communications equipment and software resellers.

PRODUCTS AND SERVICES

         The Company offers a broad range of products and services designed to support the needs of businesses and other organizations requiring voice and data communications systems. The Company's principal products are digital telephone systems which support networked installations up to 5,000 ports, IP telephony products and services, CTI applications, unified messaging software and voice processing software. The Company's principal system sales consist of systems supporting 10 to 4,000 telephones with suggested retail prices of larger systems in excess of $1,000,000 per system, depending on configuration. The Company also offers long distance calling services, network design and implementation services, maintenance, leasing and support services, and resells other telecommunications products.

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

         AXXESS. Inter-Tel's primary product, the AXXESS platform, incorporates advanced technology for computer and telephone integration. The AXXESS platform is designed to provide businesses with the ability to customize applications to enhance their operations and increase productivity. The current AXXESS system release supports up to 5,000 ports and includes such advanced capabilities as primary rate ISDN, integrated call recording, voice prompts in different languages, transparent networking and a Windows-based attendant's console. The AXXESS 5.1 platform, which is currently scheduled for release in the third quarter of 1999, is being designed to allow, through fully transparent digital networking, two or more systems to operate as one, and to increase capacity to 20,000 ports. AXXESS 5.2, currently scheduled for release in the fourth quarter of 1999, is being designed to add the support of ISDN basic rate interfaces.

         The AXXESS system incorporates fully-digital processing and transmission to the desktop and open architecture interfaces, which allow the system to be integrated with and controlled by attached computers such as PCs and workstations. The system incorporates object-oriented C++ software developed by the Company, which facilitates upgrades and the incorporation of additional features and functionality.

         AXXESS system telephones feature user-friendly, 6-by-16 character LCD displays with menu keys that permit the user to select from multiple menu choices or access additional menu screens. AXXESSORY TALK permits push-button selection of voice processing commands to appear on the telephone's LCD display, as well as voice-prompted selections through the telephone keypad. The AXXESS system currently offers English or Japanese voice prompts and LCD displays and allows the user to switch from one language to the other. Spanish has been in controlled product introduction since the fourth quarter of 1998, and is scheduled for commercial release in the first half of 1999. The AXXESS system can support the addition of other languages that the Company expects to add in the future.

         The AXXESS system's open architecture interface permits tight integration with a PC or workstation system bus, using several industry-standard interfaces to provide efficient access to voice processing and other applications on the PC or workstation. Applications include database look-up (which utilizes Caller-ID information to retrieve customer information automatically from a computerized database), automated attendant, interactive voice response, automatic call distribution (which queues and prioritizes incoming calls), and call accounting (which permits the monitoring of telephone usage and toll cost). The AXXESS system is managed through a Microsoft Windows-based graphical user interface on a PC.

         The AXXESS system utilizes advanced software to configure and utilize real-time digital signal processor semiconductor components ("DSPs")
incorporated into the system hardware. The use of DSPs and related software lowers system costs, permits higher functionality and increases system flexibility. For example, DSPs can be configured by the system manager for different combinations of speakerphones, conference capabilities and other
DSP-based facilities. The system's speakerphones incorporate full-duplex technology, which permits speakerphones to transmit in both directions at the same time without the need to override one speaker's voice to prevent feedback interference.

         The AXXESS software is written in an object-oriented language which can operate on many commonly used processors. Accordingly, the software can be readily ported to other hardware platforms. The Company intends to port the AXXESS software to faster microprocessors which will permit the AXXESS to grow to a much larger size, in order to enhance the functionality and performance of these larger systems and to permit a migration path from the smaller AXXESS system as a customer's system requirements increase.

         Inter-Tel is evolving the AXXESS to a server-based communication system by developing a Windows-NT server-based Central Processing Unit (CPU) for Inter-Tel's AXXESS system. In its initial release planned for the second quarter of 1999, this CPU will be designed to handle call processing with greater speed and efficiency. By combining server-based technology and Inter-Tel AXXESS technology, Inter-Tel leverages the benefits of a Win-Tel server and the benefits of a PBX-like hot card insertion of telephony cards. The Company expects that future upgrades to the AXXESS system will permit it to power LAN-based computer telephone integration applications, unified messaging applications, and Internet Protocol (IP) telephony solutions. Because this server-based CPU will integrate with the AXXESS system, current customers can benefit from the new functionality, while retaining their current system investment.

         INTER-TEL AXXENT. Small businesses are demanding advanced telephony applications formerly within reach of only large corporations. The Inter-Tel Axxent is designed to bring many of the advanced features and functionality of the AXXESS system to smaller installations on a cost-effective basis while enabling users to migrate to an AXXESS system as their telecommunications needs evolve. The Inter-Tel Axxent supports 24 lines and 12 trunks and provides capabilities such as computer telephone integration, DSP technology, real-time ACD reporting, and integrated voice processing. Housed in a compact, PC-type mid-tower chassis, the Inter-Tel Axxent platform also offers the convenience of a default database, allowing the system to be fully operational as soon as it is plugged in. Basic database programming can also be performed through the digital telephone terminals.

         IP TELEPHONY PRODUCTS AND INTER-TEL.NET NETWORK

         IP TELEPHONY GATEWAYS. Gateways are transition points between two different network types, such as between the public circuit switched telephone network and a packet switched IP network such as the Internet. Gateway products convert regular voice and facsimile transmissions to or from the compressed data packets that travel over packetized networks.

         The Company markets two gateway product lines - the Inter-Tel Vocal'Net and InterPrise products.

         INTER-TEL VOCAL'NET 3200S. The Inter-Tel Vocal'Net 3200S, a Windows NT, server-based IP telephony solution is designed for carriers and service providers to bridge the traditional telephone network and an IP network. Using this technology, the customers of carriers and service providers can conduct real-time, two-way voice communications over the Internet and realize potential savings compared to standard long distance telephone service.

         The Inter-Tel Vocal'Net 3200S allows phone to phone communication using high speed DSP technology which connects the call from the circuit switched telephone network, converts it into the compressed or uncompressed, digitized data packets used by an IP network, and routes the call via the IP network to another Inter-Tel Vocal'Net 3200S gateway. The second gateway connects with the traditional telephone network and dials the final destination.

         Although the Inter-Tel Vocal'Net 3200S scales from eight analog to thirty digital PSTN access ports per server, the Company's software architecture allows multiple Inter-Tel Vocal'Net servers to be networked together, resulting in seamless configurations consisting of thousands of ports. The interface to the Inter-Tel Vocal'Net 3200S access ports are approved for connection to a large number of foreign telephone companies. This allows the Company to market and install Inter-Tel Vocal'Net 3200S gateways internationally.

         INTER-TEL INTERPRISE PRODUCT LINE. This product line consists of the InterPrise 400 (four analog PSTN access ports), the InterPrise 2400S (up to twenty-four analog PSTN access ports) and the

InterPrise 3200D (up to thirty-two digital PSTN access ports). These products incorporate high speed embedded DSP technology and a proprietary Inter-Tel operating system, and are used primarily by business customers, carriers and service providers. Like the Inter-Tel Vocal'Net 3200S, the InterPrise gateways enable phone-to-phone calling over IP networks.

         INTERPRISE 400. The InterPrise 400 is designed for corporate use over a wide area network ("WAN"). The InterPrise 400 can be attached to an analog trunk interface on the PBX, and the PBX's Automatic Route Selection or Least Cost Routing features will be programmed to automatically route calls for other locations that also have InterPrise gateways through that trunk interface. When phone users wish to place a call, they simply dial the desired telephone number like any other call. The PBX will route the call to the InterPrise 400, which converts it into the compressed or uncompressed, digitized data packets used by the corporate WAN, and routes the call via the WAN to another InterPrise gateway. The second gateway connects with the far-end PBX and dials either the extension number of the desired party or accesses a trunk on the PBX and makes a call into the switched network.

         Because IP telephony converts all transmissions to the same type of packets, both voice and data information can be transmitted using the same data circuits, thereby increasing efficiency and maximizing the use of bandwidth. Bandwidth utilization can be maximized to a point that some users may be able to reduce the overall number of circuits needed.

         INTERPRISE 2400S. The InterPrise 2400S is designed for corporate, carrier and service provider use and can be configured in eight, sixteen and twenty-four analog PSTN access ports.

         INTERPRISE 3200D. The InterPrise 3200D is designed for corporate, as well as medium- to high-density carrier and service provider use.

         INTERPRISE 128D. The company is currently developing the InterPrise 128D for higher density carrier and service provider applications.

         INTERPRISE SOFTPHONE. The InterPrise SoftPhone is a PC-client software that acts as a single port IP telephony gateway and allows callers the ability to make real-time, two-way voice communications over IP networks and realize potential savings compared to standard long distance telephone service.

         Callers connected to an IP network on their PC dial the destination phone number from a familiar Windows graphical user interface ("GUI"). Using the PC's microprocessor and multimedia capabilities, the PC-client software converts the caller's voice into compressed, digitized data packets and routes the call via the IP network to an Inter-Tel InterPrise gateway. The second gateway connects with the traditional telephone network and dials the final destination.

         Possible applications for the InterPrise SoftPhone are for potential telecommunications savings for mobile employees and for use as on-ramps for long distance minutes to Inter-Tel.net.

         The Company believes that the opportunity to leverage the potential for reduced cost phone calls is only one of the many opportunities for IP telephony. For this reason, the Company continues to enhance its product line. The Company is currently developing industry standard H.323 functionality, which allows the Company's IP telephony gateways to integrate with non-Inter-Tel IP telephony gateways.

         The Company plans other enhancements to its IP telephony product line, such as "Touch-To-Talk" telephony-enabled web pages, which is being designed to allow users to press a link on a web page and to automatically connect over an IP network to talk to customer service agents.

         INTER-TEL SERVICE PROVIDER PACKAGE AND CENTRALIZED ACCOUNTING SYSTEM. This product provides a turnkey solution for IP long distance providers for pre-paid and post-paid billing, back office support and customer care. Planned enhancements to the Service Provider Package and Centralized Accounting System include the integration of H.323 Gatekeeper functionality, which allows traffic control among multiple IP telephony long distance networks and compatibility with IP telephony long distance networks using non-Inter-Tel gateways.

         INTER-TEL.NET. Inter-Tel.net is an IP long distance network that utilizes the Inter-Tel IP telephony gateways and Service Provider Package and Centralized Accounting System. Inter-Tel.net's points of presence ("POP") include the San Francisco Bay Area, Washington D.C., Chicago, Reno, New York, Phoenix and Los Angeles. Utilizing Inter-Tel Vocal'Net technology, Inter-Tel continues to develop and expand Inter-Tel.net, a private IP network designed to carry long distance telephone traffic at rates typically lower than traditional long distance providers. Commercial traffic is being sold to Inter-Tel's base customers in certain markets, and pre-paid calling cards are being sold through Inter-Tel's branches, certain agents and resellers. Where Inter-Tel.net or one of it's network partners does not have a POP, Inter-Tel.net utilizes traditional Long Distance Carriers to complete the call. See "Factors That May Affect Future Operating Results--Developing Market for IP Network Telephony; Uncertain
Regulatory Environment," "--Risks Associated with Inter-Tel Vocal'Net; Dependence upon IP Network Infrastructures; Risk of System Failure; Security Risks" and "--Development and Maintenance of Inter-Tel.net Network."

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

         Through the use of Novell's TSAPI and Microsoft's TAPI standard interfaces, Inter-Tel's software applications integrate with other "off-the-shelf" Windows applications such as personal information managers, call routing or call management. Inter-Tel has formed relationships with a number of third party software developers to integrate with their existing applications to create a working environment for database, personal organizer, or terminal emulation programs.

         If these "off-the-shelf" applications do not adequately meet the needs of a customer, the open design of Inter-Tel's software enables independent software developers to write custom applications through Inter-Tel's Developer Program. Alternatively, Inter-Tel's CTI Solutions Group can provide professional consulting services or can develop individual customer applications, for either desktop or local area network ("LAN")-based applications.

         UNIFIED MESSAGING AND VOICE PROCESSING SOFTWARE

         Inter-Tel's unified messaging software, AXXESSORY Talk Central, works in conjunction with a variety of messaging platforms, including the Microsoft Exchange messaging application, Lotus Notes, Lotus cc:Mail, Novell's GroupWise and Internet mail applications such as Qualcomm's Eudora. Visual Mail integrates all types of messages into a single-user interface on a PC, supports both voice mail and facsimile mail and provides another means for improving workplace productivity and retrieving messages from a PC connected to a modem.

         Inter-Tel's AXXESSORY Talk, Axxent Talk and IVX500 are voice processing platforms that work with Inter-Tel's communication platforms. All three applications use the Multi-Vendor Interface Protocol ("MVIP"), an industry standard for connecting multi-vendor PC-based boards in voice processing, data switching and video systems.

         OTHER SERVICES AND PRODUCTS

         NETWORKING TECHNOLOGIES INTEGRATION. To develop a solid foundation for state-of-the-art data and telecommunications networking, customers require strategic network expertise from their networking provider. Inter-Tel designs, installs and supports the complete integration of a customer's complex data and telecommunications network, from land-based LANs to geographically dispersed WANs.

         By forming relationships with major manufacturers of hardware and software technologies, Inter-Tel provides the routers, ATM, LAN and WAN switches, file servers, intelligent hubs and any other device required for the customer's intranet or for usage of the Internet. Pre-sale design support, project coordination for implementation, and installation support are offered on the full line of Inter-Tel server-based telephony products, InterPrise products, and services.

         NETWORK AND LONG DISTANCE SERVICES. The Company, through its Inter-Tel NetSolutions, Inc. subsidiary, resells a variety of long distance calling services, including domestic and international calling services, 800 calling services, dedicated services, voice and video conferencing, customized billing and a variety of other telecommunication services. The Company believes that certain of its customers desire the convenience of acquiring long distance calling services through the same vendor that the customer uses to purchase its other telephony equipment and services. The Company currently resells long distance services pursuant to contracts with major U.S. long distance carriers. See "Factors That May Affect Future Operating Results--Risks of Providing Long Distance and Network Services."

         Examples  of  the   applications   currently   supported  by  Inter-Tel
NetSolutions include call centers using T-1 access for incoming toll-free traffic, sales offices using NetSolutions' switched long distance and companies linking multiple offices throughout the country on a frame relay network.

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

         Inter-Tel also offers a line of low-cost lease purchase financing. Lease terms range from 24 to 84 months with $1.00, fixed and fair market value purchase options. Inter-Tel can also customize financing packages to suit customers with special financial needs. By offering this type of financing to acquire Inter-Tel products and services, the customer is able to lease directly from an affiliate of the manufacturer, thereby allowing Inter-Tel, or the Inter-Tel dealer, to maintain a direct relationship with customers.

         OTHER PRODUCTS. Inter-Tel also distributes other leading telecommunications products from its Factored Products Division through its direct sales offices, dealers and VARs. The Factored Products Division represents products that Inter-Tel has endorsed as leading communications peripherals utilized in many day-to-day functions. Businesses require telecommunications products to provide increased productivity, ease of operations and reliability. Many of these products interface with Inter-Tel telephone systems. Inter-Tel's product selection consists of videoconferencing, battery backup, headsets, surge protection, paging equipment, wireless communications and data multiplexers.

SALES AND DISTRIBUTION

         The Company has developed a distribution network of direct sales offices, dealers and VARs which market the Company's products to small to medium size organizations and divisions or departments of larger organizations. In the United States, the Company has 37 direct sales offices and a network of hundreds of dealers who purchase systems directly from the Company. These resellers have traditionally sold complex data solutions to customers, and the Company is seeking to leverage this distribution network to capitalize on the merging of the computer and telephony industries. The Company maintains a dealer support office and direct sales office in the United Kingdom and has a network of dealers in the United Kingdom and Europe. In addition, the Company maintains a direct sales office in both Japan and Singapore.

         The Company believes that its success depends in part upon the strength of its distribution channels and the ability of the Company to maintain close access to its end user customers. In recent periods, the Company has sought to improve its access to end user customers by effecting strategic acquisitions of resellers of telephony products and services in markets in which the Company has existing direct sales offices and in other strategic markets. The Company has expanded its direct sales office personnel from a total of 473 persons at December 31, 1994 to a total of 921 at December 31, 1998.

         The Company's sales through its direct sales offices as a percentage of total sales have decreased from 60.4% of net sales in 1994 to 54.7% of net sales in 1998. Sales to distributors, dealers, and VARs have increased from 46.6% of net sales in 1995 to 47.8% of net sales in 1998. Sales through the Company's long distance, IP and network services operations have increased from 5.0% of net sales in 1995 to 9.9% of net sales in 1998.

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

         International sales, which includes digital communications platforms and IP telephony products, accounted for approximately 2.7%, of net sales in 1998 compared to 2.3% in 1997. In order to sell its products to customers in other countries, the Company must comply with local telecommunications standards. The Company's AXXESS system and IP telephony products can be readily altered through software modifications, which the Company believes will facilitate compliance with these local regulations. In addition, the AXXESS system has been designed to support multi-lingual functionality, and currently supports English and Japanese. The Company is presently establishing dealer networks in Japan, other parts of Asia and Latin America and is working to expand its dealer network in the United Kingdom and Europe. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting intellectual property, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

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

         Information taken from customer service call records allows feedback into Inter-Tel's Quality First continuous improvement process, thus providing direction for product and service enhancements. Each direct sales office is given a periodic service activity report summarizing the reasons that technicians are asking for assistance and common issues that give rise to technical inquiries. This allows them to analyze trends in their service operations and provide better customer service.

RESEARCH AND DEVELOPMENT

         The Company believes that its ability to enhance its current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements are essential to the Company's success. The Company's research and development efforts over the last several years have been focused primarily on development of and enhancements to the existing AXXESS and AXXESSORY TALK systems with additional applications, capacity and features; development of a unified messaging software application, a telecommunications networking package, and new products such as the Inter-Tel Vocal'Net Server. Over the last several years, the research and development efforts of the acquired TMSI organization have focused on the development of the InterPrise IP product line and the InterPrise software phone. The Company's current efforts are focused on the development and enhancement of IP telephony products such as the Inter-Tel Vocal'Net Gateway Server, the InterPrise product line, the Inter-Tel Vocal'Net Service Provider Package, the support of H.323 on both the gateway and service provider products, the development of additional applications and features of the AXXESS and AXXESSORY Talk communications products, and the development of a server-based PBX product. The software-based architecture of the AXXESS system facilitates maintenance and support, upgrades, and incorporation of additional features and functionality.

         The Company had a total of 120 personnel engaged in research and development as of December 31, 1998. Research and development expenses were $11,373,000; $7,998,000 and $6,581,000 for 1998, 1997, and 1996, respectively.

MANUFACTURING

         The Company manufactures substantially all of its systems through third party subcontractors located in the United States, the Philippines, the People's Republic of China and Mexico. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce telephone switches, telephones and printed circuit boards to the Company's engineering specifications and designs. The suppliers also inspect and test the equipment before delivering them to the Company, which in some cases then performs systems integration, software loading, final testing and shipment. Varian Associates, Inc. ("Varian"), a multinational electronic company, currently manufacturers a significant portion of the Company's products, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent systems, at Varian's Tempe, Arizona facility. The Company maintains written agreements with its principal suppliers. The Company provides a forecast schedule to its suppliers and revises the forecast on a periodic basis. See "Factors That May Effect Future Operating Results--Dependence on Contract Manufacturers and Component Suppliers."

QUALITY

         The Company believes that the quality of its systems, customer service and support, and other aspects of its organization is a critical element of meeting the needs of its customers. Through its Quality First continuous improvement process initiated in 1991, Inter-Tel implements quality processes throughout its business operations. The Company has established formal procedures to ensure responsiveness to customer requests, monitor response times and measure customer satisfaction.

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

COMPETITION

         The market for the Company's products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's PABX and key systems products competitors include Lucent Technologies, Inc. ("Lucent") and Northern Telecom Limited ("NorTel"), as well as Comdial Corporation ("Comdial"), EXECUTONE Information Systems, Inc. ("Executone"), Iwatsu America, Inc. ("Iwatsu"), Mitel Corporation ("Mitel"), NEC Corporation ("NEC"), Nitsuko Corporation ("Nitsuko"), Matsushita Electric Industrial Co., Ltd. ("Panasonic"), Siemens Rolm Communications, Inc. ("Siemens"), Toshiba America, Inc. ("Toshiba") and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the RBOCs, which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office.

         The Telecommunications Act of 1996 (the "Telecommunications Act") and the division of AT&T Corporation ("AT&T") into three enterprises has had an impact on competition in the communications industry. The Telecommunications Act opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable television companies can offer telephone services and Internet access. These changes have increased competition in the communications industry and have created additional competition and opportunities in customer premise equipment, as these new services and interfaces have become available.

         In the market for voice processing applications, including voice mail, the Company competes against Applied Voice Technology, Inc. ("AVT"), Active Voice Corporation ("Active Voice"), Centigram Communications Corporation ("Centigram"), Lucent and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI WorldCom, Inc. ("MCI"), Sprint Corporation, Qwest Communications Corporation ("Qwest") and other competitors, many of which have significantly greater resources than the Company. The Company also expects to compete with RBOCs, cable television companies, satellite and other wireless broadband service providers and others for long distance business as those companies gradually respond to the Telecommunications Act. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. The Company believes that it competes favorably in its markets with respect to the price, performance and features of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company.

         In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Lucent, NorTel, NetSpeak Corporation, VocalTec Communications Ltd., Nokia IP Products (formerly Vienna Systems Corporation), CISCO Systems, Bay Networks, 3Com, Motorola, Ascend and others. The Company competes against existing IP long distance service providers such as IDT, Delta Three, ITCX, AT&T and others. Several of these competitors have been active in developing and marketing IP telephony products and have established relationships with customers within their market. Should the market for IP telephony products become fully developed or develop at a rapid rate, large computer companies such as IBM Corporation ("IBM") and Microsoft Corporation ("Microsoft"), or large telephone companies such as AT&T, MCI, Sprint Corporation or Qwest, could choose to develop proprietary software designed to facilitate voice communication over an IP network.

         As the Company competes for local telephone service, Long Distance Service and IP network access, it faces additional competition from established foreign and domestic Long Distance Carriers, RBOCs and other providers. Many have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs and other providers have greater name recognition, more established positions in the market and long standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets.

         The Company expects that competition will continue to be intense in the markets addressed by the Company, and there can be no assurance that the Company will be able to continue to compete successfully.

INTELLECTUAL PROPERTY RIGHTS

         The Company's future success will depend in part upon its proprietary technology. The Company currently hold patents for six telecommunications and unified messaging products. The remaining life of these patents ranges from 5 to 14 years in duration. The Company has also applied to the U.S. Patent and Trademark Office for a patent related to certain aspects of the Inter-Tel Vocal'Net technology. The Company also relies on copyright and trade secret law and contractual provisions to protect its intellectual property. See "Factors That May Effect Future Operating Results--Product Protection and Infringement."

EMPLOYEES

         As of December 31, 1998, the Company had a total of 1,386 employees, of whom 1,146 were engaged in sales, marketing and customer support, 46 in quality, manufacturing and related operations, 120 in research and development, and 74 in finance and administration. The Company's future success will depend upon its ability to attract, retain and motivate highly qualified employees, who are in great demand. The Company believes that its employee relations are good.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

         During the past twenty-four months, the Company introduced unified messaging on its AXXESSORY TALK platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Inter-Tel Vocal'Net Gateway Server and the Inter-Tel Vocal'Net Service Provider Package. In July 1998, the Company also released the AXXESS 5.0 platform, which is a significant software upgrade and enhancement to its AXXESS and AXXESSORY TALK platforms. The Company's future success will depend, in large part, upon the commercial acceptance of the AXXESS 5.0 platform, as well as future upgrades and enhancements to this networking platform. The Company's future success will also depend upon market acceptance of the Company's other new products or
enhancements,   including  Inter-Tel  Vocal'Net  and  the  Inter-Tel

InterPrise products. There can be no assurance that any of these introduced products and enhancements will be successful. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop, or grow more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on any of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

         Occasionally, new products contain undetected program errors or "bugs" when released. Such bugs may result from defects contained in software products offered by the Company's suppliers or other third parties that are intended to be compatible with the Company's products, over which the Company has little or no control. Although the Company seeks to minimize the number of bugs in its products by its test procedures and quality control, there can be no assurance that its new products will be error-free when introduced. Any significant delay in the commercial introduction of the Company's products due to bugs, design modifications required to correct bugs or impairment of customer satisfaction as a result of bugs could have a material adverse effect on the Company's business and operating results. In addition, new products often take several months before their manufacturing costs stabilize, and, accordingly, operating results would be adversely affected for a period of time following introduction.

DEVELOPING MARKET FOR IP NETWORK TELEPHONY; UNCERTAIN REGULATORY ENVIRONMENT

         The market for IP network voice communications products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical in the case of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services is highly uncertain. There can be no assurance that voice communications over IP networks will become widespread. Further, even if voice communications over IP networks achieve broad market acceptance, in light of the competitive pressures developing in this market, there can be no assurance that the Company's products, and particularly Inter-Tel Vocal'Net and the Inter-Tel InterPrise products, will achieve market acceptance.

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

         The regulatory environment for IP network telephony is subject to substantial uncertainty. There can be no assurance that the sale and use of IP network telephony products such as Inter-Tel Vocal'Net and the Inter-Tel InterPrise products will comply with telecommunications laws or other regulations in any of the countries in which such products are or will be marketed and used. In the United States, the Company believes that there are currently few laws or regulations directly applicable to voice communications over IP networks or to access to, or commerce on, IP networks generally. However, changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could have a material adverse effect on the Company's business. The increased commercial acceptance of voice communications over IP networks, as well as other factors, could result in intervention by governmental regulatory agencies in the United States or elsewhere in the world under existing or newly enacted legislation and in the imposition of fees, charges or taxes on users and providers of products and services in this area. There can be no assurance that such intervention or imposition of fees, charges or taxes would not have a material adverse effect upon the acceptance and attractiveness of IP network voice communications. Moreover, legislative proposals from international, federal and state government bodies could impose additional regulations and obligations upon on-line service providers. The growing popularity and use of the Internet has increased public focus and could lead to increased pressure on legislatures to impose such regulations. The Company cannot predict the likelihood that any future legislation or regulation will be enacted, nor the financial impact, if any, of such resulting legislation or regulation. In the future, the Company may also develop and introduce other products with new or additional telecommunications capabilities or services, which could be subject to existing federal government regulations or result in the imposition of new government regulations, either in the United States or elsewhere.

RISKS ASSOCIATED WITH INTER-TEL VOCAL'NET AND INTER-TEL INTERPRISE; DEPENDENCE UPON IP NETWORK INFRASTRUCTURES; RISK OF SYSTEM FAILURE; SECURITY RISKS

         Over the past 24 months, the Company has introduced the Inter-Tel Vocal'Net Server, the Inter-Tel Service Provider Package, and the Inter-Tel InterPrise products. The Company has also introduced several new software releases to provide new features and enhancements to the Inter-Tel Vocal'Net product line. There can be no assurance the functionality, scalability, and reliability of the Inter-Tel Vocal'Net, Inter-Tel Service Provider Package and Inter-Tel InterPrise product lines will be accepted in the market. In addition, there can be no assurance that these products and technology will comply with industry standards or that industry standards will not change and render Inter-Tel Vocal'Net or the Company's other IP telephony products obsolete. In the event that these products fail to achieve market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The success of Inter-Tel Vocal'Net and other IP telephony products that the Company acquired through its purchase of assets from Telecom Multimedia Systems, Inc. ("TMSI") in June 1998 will also depend upon, among other things, the continued expansion of the Internet and other IP networks and their network infrastructures. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial network will continue to be developed. In addition, there can be no assurance that IP networks will retain their current volume, distance and time-of-day-independent pricing structure, or that the costs of access to IP networks, lack of capacity or poor voice transmission quality of IP networks will not adversely affect the market for IP network products and services. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect the growth of IP network use. There can be no assurance that the Internet will be able to meet additional demand or its users' changing requirements on a timely basis, at a commercially reasonable cost, or at all.

         The Inter-Tel Vocal'Net gateway, the Inter-Tel Vocal'Net Service Provider Package and the Inter-Tel InterPrise products can be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service. Further, inappropriate use of the Internet or other IP networks by third parties could potentially jeopardize the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network, which may deter certain persons from ordering and using the Company's products. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential users may inhibit the growth of IP networks in general and the market for the Company's IP network products in particular.

DEVELOPMENT AND MAINTENANCE OF INTER-TEL.NET NETWORK

         The Company is currently utilizing its Inter-Tel Vocal'Net technology and Inter-Tel InterPrise products to develop and expand its own IP network, Inter-Tel.net, to carry voice traffic. The Inter-

Tel.net network is in its initial stages of deployment and, accordingly, is subject to a high degree of risk. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno and Los Angeles. Certain products that the Company purchased from TMSI are also in the process of being tested and deployed in this network. If the domestic or international market for IP network products fails to develop or develops more slowly than the Company anticipates, or should the business experience difficulty in the integration of the TMSI technology, the Company's Inter-Tel.net network could become financially burdensome to maintain or obsolete, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         Moreover, although the Company has devoted, and intends to continue to devote, substantial resources to improve the quality of telephone conversations using Inter-Tel Vocal'Net, certain products and Inter-Tel InterPrise products, and the Inter-Tel.net network, there can be no assurance that the problems of voice communications over the Inter-Tel.net network that exist today, including delays in the transmission of speech, loss of voice packets and sound quality inferior to that of standard telephony networks, will be eliminated or reduced. In the event that the Company is unable to improve upon the sound quality and other limitations of voice communications over the Inter-Tel.net network and to offer such improvements to its customers on a cost-effective basis, the Inter-Tel.net network could fail to achieve market acceptance, and the Company's business, financial condition and results of operations could be materially and adversely affected.

HIGHLY COMPETITIVE INDUSTRY

         The market for the Company's core PABX and key systems products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent and NorTel, as well as Comdial, Executone, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens, Toshiba and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the RBOCs, which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office. The Company also expects to compete against large data router companies, like Cisco Systems and 3Com, which have acquired telecommunications technology during 1997 and 1998.

         The Telecommunications Act of 1996 and AT&T's division into three enterprises have impacted competition in the communications industry. The Telecommunications Act opened the market for telephone and cable television services, forcing telephone companies to open their networks to competitors and giving consumers a choice of local phone carriers. Conversely, local phone companies are now able to offer long distance services. In addition, cable companies can offer telephone services and Internet access. These changes have increased competition in the communications industry and have created additional competition and opportunities in customer premise equipment, as these new services and interfaces have become available.

         In the market for voice processing applications, including voice mail, the Company competes against AVT, Active Voice, Lucent and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI, Sprint Corporation, Qwest and other competitors, many of which have significantly greater resources than the Company. The Company also competes with RBOCs, cable television companies, satellite and other wireless broadband service providers, and others for long distance business as those companies respond to the Telecommunications Act. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. The Company believes that it competes favorably in its markets with respect to the price, performance and features of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company, although the Company believes that it has developed a competitive distribution presence in certain markets, particularly those where the Company has direct sales offices.

         In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Lucent, NetSpeak Corporation, VocalTec Communications Ltd., Nokia IP Products (formerly Vienna Systems Corporation) and several others. Several of these competitors have been active in developing and marketing IP telephony products for a greater period of time than the Company and have already established relationships with customers within their market. In addition, the Company likely faces significant competition from vendors such as Cisco Systems, Inc., Nortel, 3Com Corporation, Motorola, Inc. and MICOM Communications Corp., as these established data vendors choose to enter the market for IP telephony products. Such companies currently produce products that, when equipped with voice capabilities, could represent a considerable threat to the Company within that market. In addition, most of the above data router vendors have greater name recognition, more established positions in the market, and long-standing relationships with data network customers. Moreover, should the market for IP telephony products become fully developed or develop at a rapid rate, large computer companies such as IBM and Microsoft, or large telephone companies such as AT&T, MCI, Sprint Corporation, or Qwest, could choose to develop proprietary software designed to facilitate voice communication over an IP network.

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

         During the fourth quarter of 1996, the Company determined that the limitations of the existing system software would prevent Inter-Tel from establishing an integrated and centralized dispatch and telemarketing center. As a result, the Company signed an agreement with a large, established software and database vendor to replace its existing MIS software and implement, maintain and support the alternate MIS software to be utilized throughout the Company.
Accordingly, during the fourth quarter of 1996, the Company wrote off the software license and implementation costs relating to the system software being replaced. The Company implemented various components of the new MIS software during 1998 and plan to roll out additional components of the software during 1999.

         The actions to replace the MIS software could result in additional costs and delays associated with obtaining a fully functional MIS system, including but not limited to the costs of procuring additional or alternate hardware and software required but not available in the current system configuration, and additional personnel. Any such cost or delay could have a material adverse effect on the Company's business, financial condition and operating results. In addition, implementation of this system software and the transition from the current system software to the new information system software has required and will continue to require substantial financial resources, time and personnel.

         The Company has made strategic acquisitions in the past and expects to continue to do so in the future. In June 1998, the Company purchased certain assets of TMSI for cash of approximately $25 million plus the assumption of certain liabilities and acquisition costs. In the second quarter of 1998, the Company also acquired Integrated Telecom Services Corporation ("ITS"), pursuant to which the Company issued approximately 140,000 shares of common stock, accounted for as a purchase transaction. In addition, in December 1998, the Company acquired certain assets of Central Florida Communications, Inc.
("Southcom")  for  approximately  $2.3  million.   This  asset  acquisition  was
accounted for using purchase accounting. In November 1998, the Company also acquired certain assets of Telesystems, Inc. ("Telesystems") for approximately $300,000. This asset acquisition was also accounted for using the purchase method of accounting. Acquisitions require a significant amount of the Company's management attention and financial and operational resources, all of which are limited. The integration of TMSI, ITS, Southcom or any other acquired entities may also result in unexpected costs and disruptions and significant fluctuations in, or reduced predictability of, operating results from period to period. There can be no assurance that an acquisition will have a positive impact on the business relationships of the Company or the acquired entity with its respective suppliers or customers. Further, there can be no assurance that the Company will be able to successfully integrate TMSI, ITS, Southcom, or any other acquired operations or achieve any of the intended benefits of an acquisition. The Company's failure to manage its growth effectively could have a material adverse effect on its business, financial condition and operating results.

DEPENDENCE UPON CONTRACT MANUFACTURERS AND COMPONENT SUPPLIERS

         The Company currently procures certain components used in its digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a relatively small number of suppliers and manufacturers and, accordingly, product availability could be limited. However, the Company believes that alternate sources of supply are available for virtually every component. All of the Company's proprietary products are manufactured according to specifications and conditions set by the Company. Each manufacturer must meet the Company's specifications relating to the manufacturing process and quality assurance before such manufacturer is selected by the Company. The Company currently manufactures its products through manufacturers located in the United States, the Philippines, the People's Republic of China and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control. Varian currently manufactures a significant portion of the Company's products at Varian's Tempe, Arizona facility, including substantially all of the printed circuit boards used in the

AXXESS and Inter-Tel Axxent digital communication platforms. From time to time, the Company has experienced delays in the supply of components and finished goods, and there can be no assurance that the Company will not experience such delays in the future. The Company's reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Any delay in delivery or shortage of supply of components or finished goods from any supplier, or the Company's inability to develop in a timely manner alternative or additional sources if and when required, could adversely affect the Company's business, financial condition and operating results. Although the Company does not have long-term supply contracts with any of its contract manufacturers, to date it has been able to obtain supplies of components and products in a timely manner. There can be no assurance that the Company will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

PRODUCT PROTECTION AND INFRINGEMENT

         The Company's future success will depend in part upon its proprietary technology. The Company currently holds patents for six telecommunication and unified messaging products. The Company has also applied to the U.S. Patent and Trademark Office for a patent related to certain aspects of the Inter-Tel Vocal'Net technology. The Company also relies on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any patent, trademark or copyright owned by or applied for by the Company, or intellectual property of TMSI that the Company has agreed to purchase, will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide meaningful protection or any commercial competitive advantage to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

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

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent on the continued service of, and its ability to attract and retain, qualified technical, marketing, sales and managerial personnel. The competition for such personnel is intense, and the loss of any of such persons, as well as the failure to recruit additional key technical and sales personnel in a timely manner, could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business.

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

VOLATILITY OF STOCK PRICE

         The market price for the Company's Common Stock has been highly volatile. The Company believes that factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, shortfalls in revenue or earnings relative to securities analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, general conditions in the telecommunications industry, the market for Internet-related products and services or the national or worldwide economy, changes in legislation or regulation affecting the telecommunications industry, an outbreak of hostilities, developments in intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. Many of such factors are beyond the Company's control. In addition, in recent years the stock market in general, and the market for shares of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

YEAR 2000 READINESS

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such readiness.

         The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating its information systems with systems that are designed to be Year 2000 ready. This decision was made in the ordinary course of managing the Company's information resources and not specifically implemented to address Year 2000 readiness issues. The Company is in the process of upgrading its long distance billing system, which is designed to be Year 2000 ready. In addition, the Company is reviewing its lease billing and collections system, which has been warranted to be Year 2000 ready. Currently, the total cost of each system is being capitalized, and the Company does not currently anticipate additional costs of becoming Year 2000 ready. The Company expects its information systems to be Year 2000 ready by the end of fiscal 1999, and anticipates no material disruptions in the services it provides to its customers as a result of Year 2000 problems. If any of the above systems are not Year 2000 ready, however, the Company's business, financial condition and results of operations could be materially adversely affected.

         No assurance can be given that the Company's software products, including components manufactured and or developed by the Company's suppliers and vendors, will contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date, or that such updates will be fully completed in a timely manner or that such disruptions will not occur. Products currently manufactured by Inter-Tel are designed to be Year 2000 ready and recent testing of such products by our engineers have indicated that such products are Year 2000 ready, in accordance with our test procedures. Costs to develop and update the Company's products for Year 2000 readiness have been part of the research and development efforts on an ongoing basis. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance would materially adversely affect the Company's business, financial condition and results of operations. If any of the Company's products are not Year 2000 ready, or if certain non-ready products are not replaced or upgraded, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, the Company could also be materially adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

         The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 readiness. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. Many of the Company's customers and potential customers are requesting information about Year 2000 readiness of the Company's products. These customers and potential customers may also choose to defer purchasing Year 2000 ready products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 issues may cause other customers to accelerate purchases with Year 2000 readiness warranties, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 issues could cause a significant number of companies, including existing customers of the Company, to reevaluate their current communications platform, IP network telephony or voice processing software needs, and as a result consider switching to other systems or suppliers. Any of the above items for which the Company is unable to provide Year 2000 readiness to these customers could materially adversely affect the Company's business, financial condition and results of operations.

         Inter-Tel is completing programs and has developed evolution strategies for customers who own non-Year 2000 ready Inter-Tel products. Inter-Tel has begun extensive efforts to alert customers who have such non-Year 2000 ready products, including direct mailings, phone contacts and participation in user and industry groups. Inter-Tel also has a Year 2000 web site that provides Year 2000 product information. Inter-Tel is continuing contingency planning to address potential increases in demand for customer support resulting from the Year 2000 date change.

CONCENTRATION OF OWNERSHIP

As of March 12, 1999, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 20.4% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

ANY OF THE FOREGOING COULD RESULT IN A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                        AGE                        POSITION
----                        ---                        --------
Steven G. Mihaylo           55                Chairman of the Board of
                                              Directors, Chief Executive Officer
                                              and President
Norman Stout                41                Executive Vice President/Chief
                                              Administrative Officer
Craig W. Rauchle            43                Executive Vice President

Ross McAlpine               47                Sr. Vice President
Jeffrey T. Ford             37                Senior Vice President/Chief
                                              Technology Officer
Kurt R. Kneip               36                Chief Financial Officer,
                                              Vice President and Secretary
J. Robert Anderson          62                Director
Gary Edens                  57                Director
Maurice H. Esperseth        73                Director
C. Roland Haden             58                Director

         MR. MIHAYLO, the founder of the Company, has served as Chairman of the Board of Directors of the Company since September 1983, as President since May 1998 and as Chief Executive Officer of the Company since its formation in July 1969. Mr. Mihaylo served as President of the Company from 1969 to 1983 and from 1984 to December 1994, and as Chairman of the Board of Directors from July 1969 to October 1982. Mr. Mihaylo is also a director of MicroAge, Inc. and Microtest, Inc.

         MR. STOUT was elected Executive Vice President and Chief Administrative Officer in June 1998. From October 1994 to June 1998, he served as a director of the Company. Mr. Stout had been President of Superlite Block, a manufacturer of concrete block, since February 1993. Since 1996 Mr. Stout also had served as President of Oldcastle Architectural West, the parent company of Superlite Block and ten other concrete products plants. Prior thereto he was employed by Boorhem-Fields, Inc. of Dallas, Texas, a manufacturer of crushed stone, as Chief Executive Officer from 1990 to 1993 and as Chief Financial Officer from 1986 to 1990. Previously, Mr. Stout was a Certified Public Accountant with Coopers & Lybrand. Mr. Stout holds an undergraduate degree in Accounting from Texas A&M and an MBA from the University of Texas.

         MR. RAUCHLE was elected Executive Vice President in December 1994. He had been Senior Vice President of the Company and continues as President of Inter-Tel Technologies, Inc., a wholly owned sales subsidiary of the Company. In addition, he currently serves the Company and all subsidiaries in corporate strategic planning and in mergers and acquisitions. Mr. Rauchle joined the Company in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc. Mr. Rauchle holds a Bachelor of Arts degree in Communications from the University of Denver.

         MR. MCALPINE was elected Senior Vice President in September 1997. He also has served as President of Inter-Tel Leasing, Inc., a wholly-owned subsidiary of the Company, since April 1993, and President of both Inter-Tel.net, Inc. and Inter-Tel NetSolutions, Inc. since 1997. He also served as Vice President of Inter-Tel Communications, Inc. from April 1991 to April 1992 and Treasurer since April 1992. He joined the Company in July 1991 when Inter-Tel acquired Telecommunications Specialists, Inc. Prior to joining Inter-Tel, Mr. McAlpine worked 17 years in the leasing and financial services industry. Mr. McAlpine holds an undergraduate degree in Accounting from Southwest Texas State University.

         MR. FORD was elected Senior Vice President in May 1998 and has served as the Company's Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. ("IIS") in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a bachelor of science degree in computer systems engineering from Arizona State University.

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

         The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee, consisting of Directors Anderson and Haden as of December 31, 1998, is charged with reviewing the Company's annual audit and meets with the Company's independent auditors to review the Company's internal controls and financial management practices. The Audit Committee met two times during the last fiscal year. The Compensation Committee, consisting of Messrs. Esperseth and Edens as of December 31, 1998, recommends to the Board of Directors compensation for the Company's key employees and administers the Company's stock option plans. The Compensation Committee met three times during the last fiscal year.

ITEM 2. PROPERTIES

The Company maintains its corporate headquarters in 23,000 square feet of a building located in Phoenix, Arizona pursuant to a lease that expires in 2000, and its principal manufacturing operations in an 96,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in 2008. The Company also leases sales and support offices in a total of 37 locations in the United States and three locations overseas. The Company's aggregate monthly payments under these leases are currently approximately $380,000. The Company believes that its facilities will be adequate to meet its current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms. See "Factors That May Effect Future Operating Results--Management of Growth; Implementation of New Management Information Systems."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS

         The  information  required by this Item is incorporated by reference to
         Exhibit 13.0 and Page 30 of the Company's 1998 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The  information  required by this Item is incorporated by reference to
         Exhibit 13.0 and Page 8 of the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The  information  required by this Item is incorporated by reference to
         Exhibit 13.0 and Pages 20 through 29 of the Company's 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments.

         INVESTMENT PORTFOLIO. The Company does not use derivative financial instruments in its non-trading investment portfolio. Inter-Tel maintains a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. Inter-Tel places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. Given the short-term nature of these investments, and that the Company has no borrowings outstanding other than short-term letters of credit, the Company is not subject to significant interest rate risk.

         LEASE PORTFOLIO. The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds these programs in part through the sale to financial institutions of rental income streams under the leases. Although the Company to date has been able to resell the rental streams from leases under its lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company were required to repurchase rental streams and realize losses thereon in amounts exceeding its reserves, its operating results could be materially adversely affected. See "Liquidity and Capital Resources" in Management's Discussion and Analysis for more information regarding the Company's lease portfolio and financing.

         IMPACT OF FOREIGN CURRENCY RATE CHANGES. Inter-Tel invoices the customers of its international subsidiaries primarily in the local currencies of its subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact of foreign currency rate changes have historically been insignificant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The  information  required by this Item is incorporated by reference to
         Exhibit 13.0 and Pages 9 through 19 of the Company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                    PART III

         Certain information required by Part III is omitted from this report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and the information included therein is incorporated herein by reference to the extent stated below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors and executive officers is included at the end of Part I, Item 1 on Pages 24 to 26 of this report under the caption "Directors and Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to Pages 5 to 9 of the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to Pages 3 and 4 of the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Inter-Tel, Incorporated, and subsidiaries, are incorporated by reference to Exhibit 13.0 and Pages 9 to 19 of the Company's Annual Report:

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated balance sheets--December 31, 1998 and 1997

     Consolidated statements of income--years ended December 31, 1998, 1997 and 1996

     Consolidated statements of shareholders' equity--years ended December 31, 1998, 1997 and 1996

     Consolidated statements of cash flows--years ended December 31, 1998, 1997 and 1996

     Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

     Schedule for the three years ended December 31, 1998:
                                                                  Page No.
                                                                  --------
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

     10.58(16) Development, Supply  and License Agreement between Registrant and
               QUALCOMM dated January 17, 1996.

----------
(1) Previously filed with Registrant's Registration Statement on Form S-1 (File No. 2-70437).

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

(13) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 33-73620).

(14) Filed herewith.

(15) Previously filed with Registrant's Proxy Statement dated March 23, 1994.

(16) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17) Filed herewith, except as noted.

         (b)   Reports on Form 8-K.

         None.

         (c)   Exhibits.

               13.0 Excerpts  from  Annual  Report  to  Security  Holders.  (not attached herewith; a copy of the excerpts of the Company's Annual Report to Security Holders was filed with the Securities and Exchange Commission and a complete copy of the Annual Report is available upon request by writing to Shareholder Relations, Inter-Tel, Incorporated, 120 N. 44th Street, Suite 200, Phoenix, Arizona 85034)

                                  EXHIBIT 22.1

               22.1 Subsidiaries of Inter-Tel, Incorporated (Page 53)

               23.0 Consent of Ernst & Young LLP,  Independent  Auditors.
                    (Page 54)

               24.1 Power of Attorney. (Page 55)

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

                                    INTER-TEL, INCORPORATED

                                    By: /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                            Steven G. Mihaylo
                                            Chairman and Chief Executive Officer

Dated:  March 12, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

             COL. A             COL. B            COL. C           COL. D      COL. E
             ------             ------            ------           ------      ------
                                                ADDITIONS
                                           Charged    Charged
                               Balance at    to       to Other   Charged to    Balance
                               Beginning   Costs &    Accounts   Deductions   at End of
          DESCRIPTION          of Period   Expenses   Describe    Describe     Period
          -----------          ---------   --------   --------    --------     ------
YEAR ENDED DECEMBER 31, 1998
Deducted from asset accounts:
   Allowance for doubtful
      accounts                  $3,722     $2,963       $137(6)    $2,218(1)    $4,604
                                ------     ------       ----       ------       ------
   Allowance for lease
      accounts                  $3,969     $2,688       $ --       $  941(1)    $5,716
                                ------     ------       ----       ------       ------
   Inventory allowance          $5,740     $1,828       $ --       $2,115(2)    $5,453
                                ------     ------       ----       ------       ------
YEAR ENDED DECEMBER 31, 1997
Deducted from asset accounts:
   Allowance for doubtful
      accounts                  $3,096     $2,194       $ 17       $1,585(1)    $3,722
                                ------     ------       ----       ------       ------
   Allowance for lease
      accounts                  $2,706     $1,910       $ --       $  647(1)    $3,969
                                ------     ------       ----       ------       ------
   Inventory allowance          $2,979     $4,021       $ --       $1,260(2)    $5,740
                                ------     ------       ----       ------       ------
YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:
   Allowance for doubtful
      accounts (4)              $1,822     $1,801       $ 87(3)    $ 614(1)     $3,096
                                ------     ------       ----       ------       ------
  Allowance for lease
      accounts                  $1,513     $1,945       $(87)(3)   $ 665(1)     $2,706
                                ------     ------       ----       ------       ------
   Inventory allowance (4)      $2,499     $  609       $175(5)    $ 304(2)     $2,979
                                ------     ------       ----       ------       ------

----------
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off.
(3)  Reclassed between appropriate valuation and qualifying accounts.
(4)  Adjusted for pooling of Florida Telephone Systems, Inc.
(5)  Acquired in purchase of NTL Corporation (dba ComNet of Ohio).
(6)  Acquired in purchase of TMSI and Integrated Telecom Services Corporation.