Form 10-Q
period 1999-03-31
INTER TEL INC
filed 1999-05-17
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
 March 31, 1999                                                  0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                     I.R.S. No. 86-0220994


                        120 NORTH 44TH STREET, SUITE 200
                           PHOENIX, ARIZONA 85034-1822

                                 (602) 302-8900

                                 --------------


                                  Common Stock

              (26,161,168 shares outstanding as of March 31, 1999)

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

                                                                        PAGE

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets--March 31,            3
              1999 and December 31, 1998

              Condensed consolidated statements of income--three          4
              months ended March 31, 1999 and March 31, 1998

              Condensed consolidated statements of cash flows             5
              --three months ended March 31, 1999 and
               March 31, 1998

              Notes to condensed consolidated financial                   6
              statements--March 31, 1999

Item 2.       Management's Discussion and Analysis of Financial           7
              Condition and Results of Operations

PART II. OTHER INFORMATION                                               20

SIGNATURES                                                               21

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)                                       March 31,      December 31,
                                                       1999           1998
                                                     ---------      ---------
ASSETS
CURRENT ASSETS
   Cash and equivalents                                $62,193        $63,124
   Accounts receivable -- net                           38,521         41,116
   Inventories                                          19,735         19,663
   Net investment in sales-leases                       14,226         13,979
   Prepaid expenses and other assets                     3,882          2,781
                                                         -----          -----
        TOTAL CURRENT ASSETS                           138,557        140,663

PROPERTY, PLANT & EQUIPMENT                             23,722         22,198
EQUIPMENT HELD UNDER LEASE, NET                          8,345          6,771
OTHER ASSETS                                            30,454         27,398
                                                        ------         ------
                                                      $201,078       $197,030
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                    $17,799        $14,956
   Other current liabilities                            23,018         29,390
                                                        ------         ------
        TOTAL CURRENT LIABILITIES                       40,817         44,346

DEFERRED TAXES AND OTHER LIABILITIES                     6,292          5,026
OTHER LIABILITIES                                        5,810          4,972

SHAREHOLDERS' EQUITY
   Common stock, no par value - authorized
     100,000,000 shares, issued and outstanding
     - 29,029,987 in 1998                              104,539        104,539
   Retained earnings                                    58,025         54,194
   Accumulated other comprehensive
     income                                               (407)          (196)
                                                          ----           ----
                                                       162,157        158,537
   Less:  Treasury stock at cost                       (13,998)       (15,851)
                                                       -------        -------
      TOTAL SHAREHOLDERS' EQUITY                       148,159        142,686

                                                      $201,078       $197,030
                                                      ========       ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except                            Three Months Ended
per share amounts)                         March 31, 1999    March 31, 1998
                                           --------------    --------------

NET SALES                                      $65,525           $63,758
     Cost of sales                              33,853            32,617
                                                ------            ------
GROSS PROFIT                                    31,672            31,141

     Research & development                      3,307             2,428
     Selling, general, and administrative       20,579            20,537
                                                ------            ------
                                                23,886            22,965

OPERATING INCOME                                 7,786             8,176

     Interest and other income                     434               969
     Interest expense                              (12)               (9)
                                                   ---                --

INCOME BEFORE TAXES                              8,208             9,136
     Income taxes                                3,116             3,774
                                                 -----             -----

NET INCOME                                      $5,092            $5,362
                                                ======            ======


NET INCOME PER SHARE
     Basic                                        $.20              $.20
                                                  ====              ====
     Diluted                                      $.19              $.19
                                                  ====              ====

Average number of common shares
     Outstanding - Basic                        26,096            26,741
                                                ======            ======

Average number of common shares
     Outstanding - Diluted                      27,277            28,242
                                                ======            ======

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three Months Ended
(In thousands)                                     March 31, 1999    March 31, 1998
                                                   --------------    --------------
OPERATING ACTIVITIES
Net income                                             $5,092           $ 5,362
Adjustments to reflect operating activities:
   Depreciation and amortization                        2,123             1,252
   Changes in operating assets and liabilities         (6,807)           (3,528)
   Other                                                3,233             1,721
                                                        -----             -----

NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                 3,641             4,807

INVESTING ACTIVITIES
   Additions to property and equipment                 (2,069)           (2,785)
   Additions to operating leases                       (2,876)              (47)
   Proceeds from disposal of property and equipment        --                 7
   Cash used in acquisition                              (220)               --
                                                         ----              ----

NET CASH USED IN INVESTING ACTIVITIES                  (5,165)           (2,825)

FINANCING ACTIVITIES
   Cash dividends paid                                   (260)             (267)
   Proceeds from exercise of stock options                853               457
                                                          ---               ---

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                            593               190

INCREASE (DECREASE) IN CASH
    AND EQUIVALENTS                                      (931)            2,172

CASH AND EQUIVALENTS AT
    BEGINNING OF PERIOD                                63,124            88,805
                                                       ------            ------

CASH AND EQUIVALENTS AT
    END OF PERIOD                                     $62,193           $90,977
                                                      =======           =======

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1999

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B--EARNINGS PER SHARE

         Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                            Three Months Ended
per share amounts)                        March 31, 1999     March 31, 1998
                                          --------------     --------------

Numerator:
  Net Income                                 $5,092               $5,362
                                              =====               ======

Denominator:
  Denominator for basic earnings per
    share - weighted average shares          26,096               26,741

  Effect of dilutive securities:
    Employee and director stock options       1,181                1,501
                                              -----                -----

  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions           27,277               28,242
                                             ------               ------

Basic earnings per share                     $ 0.20               $ 0.20
                                             ------               ------

Diluted earnings per share                   $ 0.19               $ 0.19
                                             ------               ------

NOTE C - SEGMENT INFORMATION

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment; telephone systems, telecommunications software and hardware, and related long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia and South America. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

         The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $64.1 million and $61.7 million of total revenues for the quarters ended March 31, 1999 and 1998, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the first quarters of 1999 and 1998, revenues from customers located internationally accounted for 2.2% and 3.2% of total revenues, respectively.

PART I.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Inter-Tel is a single point of contact, full service provider of digital business telephone systems, IP telephony products, CTI applications, voice processing software and long distance calling services. Inter-Tel's award-winning products and services include the AXXESS and Inter-Tel Axxent digital business communication platforms, the AXXESSORY TALK voice processing platform, the Inter-Tel Vocal'Net IP telephony gateway, the Inter-Tel Vocal'Net Service Provider Software and Centralized Accounting Software, the InterPrise IP telephone gateway and the Inter-Tel.net private IP long distance network. The Company also provides maintenance, leasing and support services for its products.

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

RESULTS OF OPERATIONS

         Net sales increased 2.8% to $65.5 million in the first quarter of 1999 from $63.8 million in the first quarter of 1998. For the quarter ended March 31, 1999, sales from the Company's direct sales offices and from wholesale distribution were comparable to 1998, increasing approximately $200,000. Sales from long distance and IP sales increased $1.4 million. The remaining increases occurred in leasing and other operations.

The following table sets forth selected statements of income data as a percentage of net sales:

                                               Three months and year
                                                  Ended March 31,
                                                1999           1998
                                                ----           ----

       Net sales                               100.0%         100.0%
       Cost of sales                            51.7           51.2
                                                ----           ----
       Gross Profit                             48.3           48.8
       Research and development                  5.0            3.8
       Selling, general and administrative      31.4           32.2
                                                ----           ----
       Operating Income                         11.9           12.8
       Interest and Other income                 0.6            1.5
       Interest expense                          0.0            0.0
                                                 ---            ---
       Income before income taxes               12.5           14.3
       Income Taxes                              4.7            5.9
                                                 ---            ---
       Net Income                                7.8%           8.4%
                                                 ===            ===

         Gross profit for the first quarter of 1999 increased 1.7% to $31.7 million, or 48.3% of net sales, from $31.1 million, or 48.8% of net sales, in the first quarter of 1998. The decline in gross profit as a percent of sales was due to a different sales mix of products and services, and sales through different distribution channels. In particular, increases in sales of long distance services as a percentage of total sales led to a lower gross profit as a percentage of sales. In addition, competitive pricing pressures on smaller Axxent telephone systems negatively impacted gross margins.

         Research and development expenses for the first quarter of 1999 increased 36.2% to $3.3 million, or 5.0% of net sales, from $2.4 million, or 3.8% of net sales, for the first quarter of 1998. This increase was primarily attributable to expenses relating to the continued development of the AXXESS networking software and systems, the Inter-Tel Vocal'Net IP telephony gateway, the Inter-Tel Vocal'Net Service Provider Software and Centralized Accounting Software, the InterPrise IP telephone gateway and the Inter-Tel.net private IP long distance network, and CTI applications. The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

         Selling, general and administrative expenses in the first quarter of 1999 increased to $20.6 million, or 31.4% of net sales, from $20.5 million, or 32.2% of net sales, in the first quarter of 1998. The increase in absolute dollars was due to additional selling, incentive, training and other compensation costs attributable to the increased sales through the Company's direct sales offices, additional personnel and marketing expenses to support the operations of Inter-Tel.net, the expanded direct dealer network and expanded long distance operations. Although selling, general and administrative expenses as a percentage of sales decreased compared to the first quarter of 1998, expenses increased relative to the fourth quarter of 1998 due to lower than anticipated sales volume. The Company expects that selling, general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net sales.

         Interest and other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses, and decreased in the first quarter of 1999 primarily due to lower investment income on lower cash balances, reflecting the Company's purchase of its common stock in the third and fourth quarters of 1998, the cash purchase of TMSI in the second quarter of 1998 and exchange rate losses compared to gains in 1998.

         Net income for the first quarter of 1999 was $5.1 million, or $.19 per diluted share ($.20 per share-basic), compared to net income of $5.4 million, or $.19 per diluted share ($.20 per share-basic) for the first quarter of 1998, a decrease of 5.0%.

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


LIQUIDITY AND CAPITAL RESOURCES

         At  March  31,  1999,  the  Company  had  $62.2  million  in  cash  and equivalents, which represented a decrease of approximately $931,000 from December 31, 1998. The Company maintains a $7.0 million unsecured revolving line of credit with Bank One, Arizona, NA. This credit facility is annually renewable and is available through June 1, 2000. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the credit facility has been used primarily to support international letters of credit to suppliers. The remaining cash balances may be used to further develop and expand Inter-Tel.net and for potential acquisitions, strategic alliances, working capital and general corporate purposes.

         Net cash provided by operating activities totaled $3.6 million for the three months ended March 31, 1999, compared to $4.8 million for the same period in 1998. The operating cash flow in the first quarter of 1999 was primarily the result of profitable operations including non-cash depreciation and amortization charges. Cash used in operating assets and liabilities in the three month period ended March 31, 1999 was $6.8 million, compared to cash used of $3.5 million in the same period of 1998. During the first quarter of 1999, lower accounts receivable were offset in part by increases in inventories, investment in sales-leases, prepaid expenses and other assets. The Company expects to expand sales through its direct sales office and dealer networks, which is expected to require working capital for increased accounts receivable and inventories.

         Net cash used in investing activities, primarily in the form of capital expenditures and additions to operating leases offered to customers, totaled $5.2 million in the three months ended March 31, 1999, compared to $2.8 million for the same period of 1998. The Company anticipates additional capital expenditures during 1999, principally relating to expenditures for equipment and management information systems used in operations, facilities expansion and anticipated increased volumes of operating leases offered by the Company to its customers, which must be capitalized as fixed assets by the Company.

         Net cash provided by financing activities totaled $593,000 in the three months ended March 31, 1999 compared to $190,000 for the same period in 1998, related primarily to proceeds from the exercise of stock options, less cash dividends paid.

         The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $136.1 million remained unbilled at March 31, 1999. The Company is obligated to repurchase such income streams in the event of defaults by lease customers, and accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

         The Company believes that its working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand its Inter-Tel.net network, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for at least the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or the Inter-Tel.net network or through additional acquisitions, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

         During the past few years, the Company introduced unified messaging on its AXXESSORY TALK platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Inter-Tel Vocal'Net Gateway Server and the Inter-Tel Vocal'Net Service Provider Package. In July 1998, the Company also released the AXXESS 5.0 platform, which is a significant software upgrade and enhancement to its AXXESS and AXXESSORY TALK platforms. The Company's future success will depend, in large part, upon the commercial acceptance of the AXXESS 5.0 platform, as well as future upgrades and enhancements to this networking platform. The Company's future success will also depend upon market acceptance of the Company's other new products or enhancements, including Inter-Tel Vocal'Net and the Inter-Tel InterPrise products. There can be no assurance that any of these introduced products and enhancements will be successful. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop, or grow more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on any of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

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

RISKS ASSOCIATED WITH INTER-TEL VOCAL'NET AND INTER-TEL INTERPRISE; DEPENDENCE UPON IP NETWORK INFRASTRUCTURES; RISK OF SYSTEM FAILURE; SECURITY RISKS

         Over the past 24 months,  the  Company  has  introduced  the  Inter-Tel
Vocal'Net Server, the Inter-Tel Service Provider Package, and Inter-Tel InterPrise products. The Company has also introduced several new software releases to provide new features and enhancements to the Inter-Tel Vocal'Net product line. There can be no assurance the functionality, scalability, and reliability of the Inter-Tel Vocal'Net, Inter-Tel Service Provider Package and Inter-Tel InterPrise product lines will be accepted in the market. In addition, there can be no assurance that these products and technology will comply with industry standards or that industry standards will not change and render Inter-Tel Vocal'Net or the Company's other IP telephony products obsolete. In the event that these products fail to achieve market acceptance, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

DEVELOPMENT AND MAINTENANCE OF INTER-TEL.NET NETWORK


         The Company is currently utilizing its Inter-Tel Vocal'Net technology and Inter-Tel InterPrise products to develop and expand its own IP network, Inter-Tel.net, to carry voice traffic. The Inter-Tel.net network is in its early stages of deployment and, accordingly, is subject to risks. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno, Atlanta, Houston and Los Angeles. Certain products that the Company purchased from TMSI have been or are in the process of being tested and deployed in this network. If the domestic or international market for IP network products fails to develop or develops more slowly than the Company anticipates, or should the business experience difficulty in the integration of the TMSI technology, the Company's Inter-Tel.net network could become financially burdensome to maintain or obsolete, which could materially and adversely affect the Company's business, financial condition and results of operations.

         The Company is dependent on third-party suppliers of telecommunications and Internet network transmission services for implementation of Inter-Tel.net and does not currently have long-term contracts with such suppliers. The Company's ability to expand Inter-Tel.net is dependent upon its ability to obtain services from such suppliers. Certain of these third party suppliers are or may become competitors of the Company, and such suppliers generally are not subject to restrictions upon their ability to compete with the Company. To the extent that these suppliers raise rates or change pricing structures, the Company may be materially adversely affected. Also, the Company faces the risk that there could be a disruption in the service provided by these suppliers, and can give no assurance that there will not be a significant disruption in such service in the future, thereby causing a disruption in the services provided by the Company to its customers.

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

HIGHLY COMPETITIVE INDUSTRY


         The market for the Company's core PABX and key systems products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent and NorTel, as well as Comdial, Executone, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens, Toshiba and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the RBOCs, which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office. The Company also expects to compete against large data router companies, like Cisco Systems and 3Com, which have acquired telecommunications technology during 1997 through 1999.

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

POTENTIAL  FLUCTUATIONS  IN QUARTERLY  RESULTS;  EXTENDED  SALES CYCLE;  LIMITED
BACKLOG


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

         In the past 12 months, the Company introduced AXXESS networking systems and software, which are typically sold to larger customers at a higher average selling price. Our AXXESS networking products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding its communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to more than nine months, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before they may place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results could be materially adversely affected.

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

         The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and is currently in the process of updating its information systems with systems that are designed to be Year 2000 ready. This decision was made in the ordinary course of managing the Company's information resources and not specifically implemented to address Year 2000 readiness issues. The Company is in the process of upgrading its long distance billing system, which is designed to be Year 2000 ready. In addition, the Company is reviewing its lease billing and collections system, which has been warranted to be Year 2000 ready. The Company has contracted outside vendors to perform detailed reviews of the readiness of information systems devices in use in the Company's business. This assessment is expected to be complete during the second quarter. Anticipated upgrades or remediation performed for devices that are not Year 2000 ready are included in the Company's capital expenditure budget for 1999, and are expected to be completed before year-end. The total cost of each system is being or will be capitalized and depreciated in the normal course of business. The Company expects its critical information systems to be Year 2000 ready by the end of the second quarter, and secondary systems and devices by the end of the third quarter. The Company currently anticipates no material disruptions in the services it provides to its customers as a result of Year 2000 problems. If any of the above systems are not Year 2000 ready, however, the Company's business, financial condition and results of operations could be materially adversely affected.

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

CONCENTRATION OF OWNERSHIP

              As of March 31, 1999, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 20.4% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3.  DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
              HOLDERS--NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

    Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of shareholders, if a stockholder of the Company fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement. Since the Company mailed its proxy statement for the 1999 annual meeting of stockholders on April 26, 1999, the deadline for receipt of any such stockholder proposal for the 1999 annual meeting of stockholders is March 12, 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

              Exhibits:
                  Exhibit 27:  Financial Data Schedule

              Reports on Form 8-K:  No reports filed during quarter

--------------------------------------------------------------------------------




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTER-TEL, INCORPORATED



May 14, 1999                    /s/ Steven G. Mihaylo
---------------                 --------------------------
                                    Steven G. Mihaylo
                                    Chairman of the Board, Chief Executive
                                    Officer and President



May 14, 1999                    /s/ Kurt R. Kneip
---------------                 -------------------------------
                                    Kurt R. Kneip
                                    Vice President and
                                    Chief Financial Officer