Form 10-Q
period 1999-06-30
INTER TEL INC
filed 1999-08-16
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File Number:
    June 30, 1999                                                0-10211

                             INTER-TEL, INCORPORATED

Incorporated in the State of Arizona                       I.R.S. No. 86-0220994

                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900

                                  Common Stock
               (25,841,131 shares outstanding as of June 30, 1999)

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

                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets--June 30,                           3
     1999 and December 31, 1998

     Condensed consolidated statements of operations--three                    4
     and six months ended June 30, 1999 and June 30, 1998

     Condensed consolidated statements of cash flows                           5
     --three and six months ended June 30, 1999 and June 30, 1998

     Notes to condensed consolidated financial                                 6
     statements--June 30, 1999

Item 2. Management's Discussion and Analysis of Financial                      7
        Condition and Results of Operations

PART II.  OTHER INFORMATION                                                   20

SIGNATURES                                                                    21

PART I. FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)                                         June 30,     December 31,
                                                        1999           1998
                                                      ---------      ---------
ASSETS
CURRENT ASSETS
  Cash and equivalents                                $  60,313      $  63,124
  Accounts receivable - net                              48,338         41,116
  Inventories                                            17,980         19,663
  Net investment in sales-leases                         13,512         13,979
  Prepaid expenses and other assets                       3,897          2,781
                                                      ---------      ---------
  TOTAL CURRENT ASSETS                                  144,040        140,663

PROPERTY & EQUIPMENT                                     26,059         22,198
EQUIPMENT HELD UNDER LEASE, NET                           6,477          6,771
OTHER ASSETS                                             30,272         27,398
                                                      ---------      ---------
                                                      $ 206,848      $ 197,030
                                                      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $  16,819      $  14,956
  Other current liabilities                              29,806         29,390
                                                      ---------      ---------
  TOTAL CURRENT LIABILITIES                              46,625         44,346

DEFERRED TAXES                                            4,575          5,026
OTHER LIABILITIES                                         6,418          4,972

SHAREHOLDERS' EQUITY
  Common stock, no par value-authorized
  100,000,000 shares, issued and outstanding
  - 29,029,987 in 1998                                  104,539        104,539
  Less: shareholder loans                                  (871)            --
  Retained earnings                                      63,506         54,194
  Accumulated other comprehensive income                   (226)          (196)
                                                      ---------      ---------
                                                        166,948        158,537

  Less: Treasury stock at cost                          (17,718)       (15,851)

TOTAL SHAREHOLDERS' EQUITY                              149,230        142,686
                                                      ---------      ---------
                                                      $ 206,848      $ 197,030
                                                      =========      =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except                        Three Months              Six Months
per share amounts)                          Ended June 30,           Ended June 30,
                                        ----------------------    ----------------------
                                          1999          1998        1999         1998
                                        ---------    ---------    ---------    ---------
NET SALES                               $  77,788    $  68,088    $ 143,313    $ 131,846
Cost of sales                              38,269       35,453       72,122       68,070
                                        ---------    ---------    ---------    ---------
GROSS PROFIT                               39,519       32,635       71,191       63,776

  Research & development                    3,725        2,828        7,032        5,256
  Selling, general and administrative      24,625       22,003       45,204       42,540
  Purchased in-process research and
    development and acquisition
    related expenses                           --       22,755           --       22,755
                                        ---------    ---------    ---------    ---------
                                           28,350       47,586       52,236       70,551
                                        ---------    ---------    ---------    ---------
OPERATING INCOME (LOSS)                    11,169      (14,951)      18,955       (6,775)

  Interest and other income                   491          877          925        1,846
  Interest expense                            (13)         (30)         (25)         (39)
                                        ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES          11,647      (14,104)      19,855       (4,968)
     Income taxes                           4,426       (5,461)       7,542       (1,687)
                                        ---------    ---------    ---------    ---------
NET INCOME (LOSS)                       $   7,221    $  (8,643)   $  12,313    $  (3,281)
                                        =========    =========    =========    =========
NET INCOME (LOSS) PER SHARE
Basic                                   $    0.28    $   (0.32)   $    0.47    $   (0.12)
                                        =========    =========    =========    =========
Diluted                                 $    0.27    $   (0.32)   $    0.46    $   (0.12)
                                        =========    =========    =========    =========
Average common shares outstanding          25,826       26,877       25,961       26,810
                                        =========    =========    =========    =========
Average common shares outstanding
  assuming dilution                        26,711       26,877       26,994       26,810
                                        =========    =========    =========    =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands, except                                    Three Months             Six Months
per share amounts)                                      Ended June 30,          Ended June 30,
                                                     --------------------    --------------------
                                                       1999        1998        1999        1998
                                                     --------    --------    --------    --------
OPERATING ACTIVITIES
  NET INCOME (LOSS)                                     7,221    $ (8,643)     12,313    $ (3,281)
  Adjustments to reflect operating activities:
    Purchased in-process research and development          --      22,755          --      22,755
    Depreciation and amortization                       2,201       1,481       4,324       2,733
    Changes in operating assets and liabilities        (5,704)     (3,218)    (12,511)     (6,746)
    Other                                               3,701      (5,317)      6,934      (3,596)
                                                     --------    --------    --------    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             7,419       7,058      11,060      11,865

INVESTING ACTIVITIES
  Proceeds from disposal of property
    and equipment and operating leases                  1,999          --       1,999           7
  Cash used in acquisitions                              (500)    (25,308)       (720)    (25,308)
  Additions to property and equipment
    and operating leases                               (4,435)     (5,287)     (9,380)     (8,119)
                                                     --------    --------    --------    --------
  NET CASH USED IN INVESTING ACTIVITIES                (2,936)    (30,595)     (8,101)    (33,420)

FINANCING ACTIVITIES
  Payments for repurchase of common stock              (6,682)         --      (6,682)         --
  Cash dividends paid                                    (262)       (270)       (522)       (537)
  Proceeds from Stock issued under the ESPP               421         359         421         359
  Proceeds from exercise of stock options                 160         640       1,013       1,097
                                                     --------    --------    --------    --------
  NET CASH PROVIDED BY/(USED IN)
   FINANCING ACTIVITIES                                (6,363)        729      (5,770)        919

DECREASE IN CASH AND EQUIVALENTS                       (1,880)    (22,808)     (2,811)    (20,636)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            62,193      90,977      63,124      88,805
                                                     --------    --------    --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 60,313    $ 68,169    $ 60,313    $ 68,169
                                                     ========    ========    ========    ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                  Three Months Ended     Six Months Ended
per share amounts)                     -------------------   ------------------
                                       June 30,  June 30,    June 30,  June 30,
                                         1999      1998        1999      1998
                                       --------  ---------   --------  --------
Numerator:
  Net income (loss)                    $  7,221  $  (8,643)  $ 12,313  $ (3,281)
                                       ========  =========   ========  ========
Denominator:
  Denominator for basic earnings per
    share - weighted average shares      25,826     26,877     25,961    26,810

Effect of dilutive securities:
  Employee and director stock options       885         --      1,033        --
                                       --------  ---------   --------  --------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions         26,711     26,877     26,994    26,810
                                       ========  =========   ========  ========
Basic earnings (loss) per share        $   0.28  $   (0.32)  $   0.47  $  (0.12)
                                       ========  =========   ========  ========
Diluted earnings (loss) per share      $   0.27  $   (0.32)  $   0.46  $  (0.12)
                                       ========  =========   ========  ========

NOTE C--ACQUISITIONS

Effective June 1998, Inter-Tel acquired certain assets and assumed certain liabilities of Telecom Multimedia Systems, Inc. ("TMSI") for cash. The TMSI acquisition was accounted for using the purchase method of accounting. The aggregate purchase price of approximately $25 million plus related acquisition costs was allocated to the acquired assets and liabilities based on fair values at acquisition, of which $22.8 million ($13.7 million after taxes) was written-off as purchased in-process research and development.

NOTE D - SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment: telephone systems, telecommunications software and hardware, and related long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia and South America. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

     The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $76.1 million and $66.3 million of total revenues for the quarters ended June 30, 1999 and 1998, respectively and $140.1 million and $128.0 million of total revenues for the six months ended June 30, 1999 and 1998, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the second quarters of 1999 and 1998, revenues from customers located internationally accounted for 2.2% and 2.6% of total revenues, respectively. In the six months ended June 30, 1999 and 1998, revenues from customers located internationally accounted for 2.2% and 2.9% of total revenues, respectively.

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This interim report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include expectations, beliefs, intentions or strategies regarding future operating results, future expenditures, future cash requirements, and future industry conditions and involve risks and uncertainties. The Company's actual results could differ materially from those projected in such forward-looking statements as a result of many risk factors, including without limitation those set forth under this section, under the section entitled "Factors That May Affect Future Results Of Operations" below and elsewhere in this report on Form 10-Q.

OVERVIEW

     Inter-Tel is a single point of contact, full service provider of digital business telephone systems, IP telephony products, CTI applications, voice processing software and long distance calling services. Inter-Tel's award -winning products and services include the AXXESS and Inter-Tel Axxent digital business communication platforms, the AXXESSORY TALK voice processing platform, the Inter-Tel Vocal'Net IP telephony gateway, the Inter-Tel Vocal'Net Service Provider Software and Centralized Accounting Software, the InterPrise voice and data routers and the Inter-Tel.net private IP long distance network. The Company also provides maintenance, leasing and support services for its products.

RESULTS OF OPERATIONS

     Net sales for the second quarter of 1999 increased 14.2% to $77.8 million, compared to $68.1 million in the second quarter of 1998. Net sales increased 8.7% to $143.3 million in the first six months of 1999, compared to $131.8 million in the first six months of 1998. For the quarter and six months ended June 30, 1999, sales from wholesale distribution and direct sales offices accounted for approximately $7.9 million and $8.1 million, respectively, of the increase in net sales. The increase in net sales was also attributable to increases in long distance sales and sales from leasing operations.

     The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                  Three Months                Six Months
                                 Ended June 30,             Ended June 30,
                                 --------------             --------------
                                 1999     1998              1999     1998
                                 -----    -----             -----    -----
Net Sales                        100.0%   100.0%            100.0%   100.0%
Cost of Sales                     49.2     52.1              50.3     51.6
                                 -----    -----             -----    -----
Gross profit                      50.8     47.9              49.7     48.4

Research and development           4.8      4.2               4.9      4.0
Selling, general and
  administrative                  31.6     32.3              31.5     32.3
In-process research and
  development and related
  acquisition expenses              --     33.4                --     17.3
                                 -----    -----             -----    -----
Operating income                  14.4    (22.0)             13.3     (5.2)

Interest and other income          0.6      1.3               0.6      1.4
Interest expense                   0.0      0.0               0.0      0.0
Income taxes                       5.7     (8.0)              5.3     (1.3)
                                 -----    -----             -----    -----
Net income (loss)                  9.3%   (12.7)%             8.6%    (2.5)%
                                 =====    =====             =====    =====

     Gross profit for the second quarter of 1999 increased 21.1% to $39.5 million, or 50.8% of net sales, compared to $32.6 million, or 47.9% of net sales, for the second quarter of 1998. Gross profit increased 11.6% to $71.2 million, or 49.7% of net sales, in the first six months of 1999 compared to $63.8 million, or 48.4% of net sales, in the first six months of 1998. Gross margin increased in the second quarter of 1999 primarily as a result of sales channel and product mix. A larger portion of the Company's sales increases were through direct channels, as compared to sales through the dealer channel. In addition, the Company experienced increased sales of its higher margin products such as its AXXESS digital communication platforms, call processing software and voice processing software as a percentage of net sales.

     Research and development expenses for the second quarter of 1999 increased to $3.7 million, or 4.8% of net sales, compared to $2.8 million, or 4.2% of net sales, for the second quarter of 1998. Research and development expenses increased to $7.0 million, or 4.9% of net sales, in the first six months of 1999 compared to $5.3 million, or 4.0% of net sales, in the first six months of 1998. The increases in absolute dollars and as a percentage of net sales in both periods were primarily attributable to expenses relating to the development and introduction of new products, including the continuing development and improvement of the Company's AXXESS digital communication platforms, call processing and voice processing software, CTI products, unified messaging, and TCP/IP intranet and internet voice solutions (which are branded as the Company's Vocal'Net, InterPrise and Inter-Tel.net products). The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop new software and to enhance existing technologies and products. These expenses may vary in the future, however, as a percentage of net sales.

     Selling, general and administrative expenses for the second quarter of 1999 increased in absolute dollars to $24.6 million compared to $22.0 million for the second quarter of 1998. Selling, general and administrative expenses increased to $45.2 million in the first six months of 1999 compared to $42.5 million in the first six months of 1998. The increases in absolute dollars for the quarter and six months ended June 30, 1999, were attributable in part to continued efforts to hire and train additional sales personnel throughout Inter-Tel's direct sales offices; higher sales commissions paid to the Company's sales force; increased write-offs of accounts receivable as a percentage of sales; and providing additional marketing resources for new IP product introductions and network and long distance services. Selling, general and administrative expenses decreased as a percentage of net sales for the quarter to 31.6% from 32.3% for the second quarter of 1998, and also decreased as a percentage of net sales to 31.5% from 32.3% for the six months ended June 30, 1999. These decreases were largely attributable to increased net sales and cost-cutting measures. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary in the future as a percentage of net sales.

     In June 1998, the Company purchased certain assets and liabilities of Telecom Multimedia Systems, Inc. ("TMSI") for approximately $25 million plus related acquisition costs. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $22.8 million, or $13.7 million after taxes, was written-off as purchased in-process research and development.

     Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest decreased in both comparable periods of 1999 based on a lower level of invested funds, principally relating to the repurchase of shares of the Company's common stock during the second half of 1998 and in the second quarter of 1999. Other changes in other income primarily reflected differences in net foreign exchange rate gains and losses.

     Net income for the second quarter was $7.2 million ($0.27 per diluted share), compared to a net loss of $8.6 million ($0.32 per diluted share) for the second quarter of 1998, reflecting the write-off of those in-process research and development costs noted above. Net income for the six months ended June 30, 1999 was $12.3 million, or $0.46 per diluted share, compared to a net loss of $3.3 million, or $0.12 per diluted share, in the first six months of 1998, reflecting the write-off of such in-process research and development costs. Without such write-off, net income for the quarter ended June 30, 1999 would have increased 44.1% compared to 1998. Moreover, without such write-off, net income for the six months ended June 30, 1999 would have increased 18.7% compared to 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had $60.3 million in cash and equivalents, which represents a decrease of approximately $2.8 million from December 31, 1998. The Company maintains a $7.0 million, unsecured revolving line of credit with Bank One, Arizona, NA. The credit facility is annually renewable and is available through June 1, 2000. Under this credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the credit facility has been used primarily to support international letters of credit to suppliers. The remaining cash balances may be used to further develop and expand Inter-Tel.net and for potential acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $11.1 for the six months ended June 30, 1999, compared to net cash provided by operating activities of $11.9 million for the same period in 1998. The operating cash flow in the first six months of 1999 was primarily the result of profitable operations including non-cash depreciation and amortization charges. During the first six months of 1999, accounts receivable increased approximately $7.2 million ($2.7 million of which was attributable to an acquisition), while inventories decreased approximately $1.7 million. During the first six months of 1999, increases in accounts receivable and prepaid expenses and other assets were offset in part by reductions in inventories and investment in sales-leases. The Company expects to expand sales through its direct sales office and dealer networks, which is expected to require working capital for increased accounts receivable and inventories.

     Net cash used in investing activities, primarily in the form of capital expenditures and additions to operating leases offered to customers, less proceeds from the disposal of some operating leases, totaled $8.1 million in the six months ended June 30, 1999, compared to $33.4 million for the same period of 1998. The net cash used in 1998 was primarily the result of the purchase of certain assets of TMSI and related write-off of in-process research and development costs. Cash used in acquisitions totaled approximately $25.3 million in the first six months of 1998. Capital expenditures totaled approximately $9.4 million in 1999 and $8.1 million for 1998. The Company anticipates additional capital expenditures during 1999, principally relating to potential acquisition expenditures and other expenditures for equipment used in operations, facilities expansion and anticipated increased volumes of operating leases offered by the Company to its customers, which must be capitalized as fixed assets by the Company.

     Net cash used in  financing  activities  totaled  $5.8  million  in the six months ended June 30, 1999 compared to cash provided by financing activities totaling $919,000 for the same period in 1998. Cash used in 1999 was related primarily to payments for the repurchase of the Company's common stock of $6.7 million, offset by proceeds from the exercise of stock options and stock issued under the Company's Employee Stock Purchase Plan ("ESPP"), less cash dividends paid. During the second quarter of 1999, the Company initiated a stock repurchase program under which the Board of Directors authorized the repurchase of up to 2,500,000 shares of the Company's common stock. The Company stock repurchases in the second quarter of 1999 were funded primarily by existing cash balances. The Company reissued treasury shares with a cost basis of approximately $4.9 million in connection with stock option and ESPP exercises and issuances. The proceeds received for the treasury stock reissued was less than its cost basis. Accordingly, the difference was recorded as a reduction to retained earnings.

     The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $150.1 million and $131.3 remained unbilled at June 30, 1999 and December 31, 1998, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers, and accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

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

     During the past few years, the Company introduced unified messaging on its AXXESSORY TALK platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Inter-Tel Vocal'Net Gateway Server and the Inter-Tel Vocal'Net Service Provider Package. In April 1999, the Company released the InterPrise 400 voice and data router, the first of a family of voice and data convergence products that will be released over the next year. Also, during the second quarter of 1999, the Company introduced AXXESS and AXXESSORY TALK 5.1 software into controlled product introduction. During the past 12 months, sales of the Company's AXXESS digital communications platforms and related software have comprised a substantial portion of the Company's net sales. The Company expects that its future success will continue to depend, in large part, upon the increasing commercial acceptance of the InterPrise products and the AXXESS platform, as well as future upgrades and enhancements to these products and networking platforms. There can be no assurance that any of these introduced products and enhancements will be successful. Due to the complexity of the Company's products, the Company has in the past and expects in the future to experience delays in the development and release of new products or product enhancements. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop, or grow more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on any of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

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

DEVELOPMENT AND MAINTENANCE OF INTER-TEL.NET NETWORK

     The Company is currently utilizing its Inter-Tel Vocal'Net technology and Inter-Tel InterPrise products to develop and expand its own IP network, Inter-Tel.net, to carry voice traffic. The Inter-Tel.net network is in its early stages of deployment and, accordingly, is subject to risks. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno, Atlanta, Houston, Los Angeles, Dallas, Ft. Lauderdale and Miami. Certain products that the Company purchased from TMSI have been or are in the process of being tested and deployed in this network. If the domestic or international market for IP network products fails to develop or develops more slowly than the Company anticipates, or should the business experience difficulty in the integration of the TMSI technology, the Company's Inter-Tel.net network could become financially burdensome to maintain or obsolete, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

     In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Clarent, Lucent, NetSpeak Corporation, VocalTec Communications Ltd., Nokia IP Products and several others. Several of these competitors have been active in developing and marketing IP telephony products for a greater period of time than the Company and have already established relationships with customers within their market. In addition, the Company faces significant competition from vendors such as Cisco Systems, Inc., Nortel, 3Com Corporation, Motorola, Inc. and MICOM Communications Corp., as these established data vendors have entered the market for IP telephony products. Such companies currently produce products that, when equipped with voice capabilities, could represent a considerable threat to the Company within that market. In addition, most of the above data router vendors have greater name recognition, more established positions in the market, and long-standing relationships with data network customers. Moreover, should the market for IP telephony products become fully developed or develop at a rapid rate, large computer companies such as IBM and Microsoft, or large telephone companies such as AT&T, MCI, Sprint Corporation, or Qwest, could choose to develop proprietary software designed to facilitate voice communication over an IP network.

     As the Company enters the markets for local telephone service and IP network access, it will face additional competition from RBOCs, cable companies and other providers and existing IP carriers like Net2Phone, which have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs, cable companies and other providers have greater name recognition,  more  established  positions  in  the  market  and  long  standing relationships with customers. Therefore, there can be no assurance that the Company will compete successfully in these markets. Many of the Company's current and potential competitors have longer operating histories, are substantially larger, and have greater financial, manufacturing, marketing, technical and other resources. Competition in the Company's markets may result in significant price reductions. As a result of their greater resources, many current and potential competitors may be better able than the Company to initiate and withstand significant price competition or downturns in the economy. There can be no assurance that the Company will be able to continue to compete effectively, and any failure to do so would have a material adverse effect on the Company's business, financial condition and operating results.

     The Company expects that competition will continue to be intense in the markets addressed by the Company, and there can be no assurance that the Company will be able to continue to compete successfully.

PRODUCT PROTECTION AND INFRINGEMENT

     The Company's future success will depend in part upon its proprietary technology. The Company currently holds patents for six telecommunication and unified messaging products. The Company has also applied to the U.S. Patent and Trademark Office for a patent related to certain aspects of the Inter-Tel Vocal'Net technology. The Company also relies on copyright and trade secret law and contractual provisions to protect its intellectual property. There can be no assurance that any patent, trademark or copyright owned by or applied for by the Company, will not be invalidated, circumvented or challenged or that the rights granted thereunder will provide meaningful protection or any commercial competitive advantage to the Company. Further, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or that duplicate the Company's technology. As the Company expands its international operations, effective intellectual property protection may be unavailable or limited in certain foreign countries. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

     From time to time, the Company is subject to proceedings alleging infringement by the Company of intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights of others. In this regard, the Company recently received a letter from one of its primary competitors alleging that the Company's AXXESS digital communications platform utilizes inventions covered by certain of such competitor's patents. The Company is currently in the process of investigating this matter. When any such claims are asserted against the Company, the Company may seek to purchase a license under the third party's intellectual property rights. Purchasing such licenses can be expensive, and there can be no assurance that a license will be available on prices or other terms acceptable to the Company or at all. In the alternative, the Company could resort to litigation to challenge any such claim. Any such litigation could require the Company to expend significant sums, divert management's attention and require the Company to pay significant damages, develop non-infringing technology or acquire licenses to the technology which is the subject of the asserted infringement, any of which could have a material adverse effect on the Company's business, financial condition and operating results. In the event that the Company is unable or chooses not to license such technology or decides not to challenge such third party's rights, the Company could encounter substantial and costly delays in product introductions while attempting to design around such third party rights, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed.

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

     The Company has substantially implemented various components of the new MIS software beginning in 1998 and completed the deployment of this software in June 1999. Full implementation of this system software and the transition from the old system software has required and will continue to require substantial financial resources, time and personnel.

     The Company has made strategic acquisitions in the past and expects to continue to do so in the future. Acquisitions require a significant amount of the Company's management attention and financial and operational resources, all of which are limited. The integration of any acquired assets or entities, or prospective acquisition candidates may also result in unexpected costs and disruptions and significant fluctuations in, or reduced predictability of, operating results from period to period. There can be no assurance that an acquisition will have a positive impact on the business relationships of the Company or the acquired entity with its respective suppliers or customers. Further, there can be no assurance that the Company will be able to successfully integrate acquired assets or operations or achieve any of the intended benefits of an acquisition. The Company's failure to manage its growth effectively could have a material adverse effect on its business, financial condition and operating results.

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

RISKS OF PROVIDING LONG DISTANCE AND NETWORK SERVICES

     Inter-Tel depends on its supply of telecommunications services and information from several long distance carriers. The Company relies principally on long distance carriers to provide network services to the Company's customers and for billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. There can be no assurance that the promulgation of certain regulations will not materially and adversely affect the Company's business, financial condition and operating results. Contracts with the long distance carriers from which the Company currently resells services typically have multi-year terms in which the Company's prices are relatively fixed and have minimum use requirements. The market for long distance services is currently experiencing and is expected to experience in the future significant price competition, resulting in decreasing end-user rates. There can be no assurance that the Company will meet minimum use commitments, will be able to negotiate lower rates with carriers in the event of any decrease in end user rates or will be able to extend its contracts with long distance carriers at prices favorable to the Company. The Company's ability to continue to expand its long distance services depends upon its ability to continue to secure reliable long distance services from a number of long distance carriers and the willingness of such carriers to continue to provide telecommunications services and billing information to the Company on favorable terms.

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

     In the past 15 months, the Company introduced AXXESS networking systems and software, which are typically sold to larger customers at a higher average selling price. Our AXXESS networking products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding its communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to more than nine months, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results could be materially adversely affected.

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

     The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and has substantially updated its information systems with systems that are designed to be Year 2000 ready. The Company has upgraded its long distance billing system, which is warranted by the manufacturer to be Year 2000 ready. In addition, the Company has reviewed and tested its lease billing and collections system, which is Year 2000 ready. The Company has contracted outside vendors to perform detailed reviews of the readiness of other information systems devices in use in the Company's business. This assessment has been completed. Anticipated upgrades or remediation performed for devices that are not Year 2000 ready are included in the Company's capital expenditure budget for 1999, and are expected to be either completed before year-end or deemed unnecessary to the continuing operation of the business. The total cost of each system is being or will be capitalized and depreciated in the normal course of business. The Company's critical information systems are believed to be substantially Year 2000 ready and secondary systems and devices deemed necessary for the operation of the business will be completed by the end of the fourth quarter. The Company currently anticipates no material disruptions in the services it provides to its customers as a result of Year 2000 problems. If any of the above systems are not Year 2000 ready, however, the Company's business, financial condition and results of operations could be materially adversely affected.

     No assurance can be given that the Company's software products, including components manufactured and or developed by the Company's suppliers and vendors, will contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date, or that such updates will be fully completed in a timely manner or that such disruptions will not occur. Products currently manufactured by Inter-Tel are designed to be Year 2000 ready and recent testing of such products by our engineers have indicated that such products are Year 2000 ready, in accordance with our test procedures. Costs to develop and update the Company's products for Year 2000 readiness have been part of the Company's ongoing research and development efforts. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance could materially adversely affect the Company's business, financial condition and results of operations. If any of the Company's products are not Year 2000 ready, or if certain non-ready products are not replaced or upgraded, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, the Company could also be materially adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

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

     Inter-Tel is continuing contingency planning to address potential increases in demand for customer support resulting from the Year 2000 date change. The Plan includes organizing a team of employees dedicated to the specific problems of the Year 2000 change including monitoring key internal systems to insure continuation of operations, and ongoing customer service in the beginning of the new year.

CONCENTRATION OF OWNERSHIP

As of June 30, 1999, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 21.1% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     1. On April 26, 1999, at the Company's annual meeting of shareholders, the shareholders of the Company elected the following directors, each of whom was a nominee of the Company:

     Name                                  Votes For              Votes Withheld
     ----                                  ---------              --------------
     Steven G. Mihaylo                     21,352,160                156,725
     J. Robert Anderson                    21,351,477                157,408
     Gary D. Edens                         31,352,007                156,878
     Maurice H. Esperseth                  21,352,007                156,878
     C. Roland Haden                       21,352,007                156,878

ITEM 5. OTHER INFORMATION

     Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of shareholders, if a stockholder of the Company fails to notify the Company by February 6, 2000, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:
     Exhibit 27.1 - Financial Data Schedule for June 30, 1999

     Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTER-TEL, INCORPORATED


Date 8-13-99                            /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President


Date 8-13-99                            /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President
                                        and Chief Financial Officer