Form 10-Q
period 1999-09-30
INTER TEL INC
filed 1999-11-15
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                                    Commission File Number:

 September 30, 1999                                             0-10211

                             INTER-TEL, INCORPORATED

Incorporated in the State of Arizona                      I.R.S. No. 86-0220994


                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900


                                  Common Stock
            (25,907,862 shares outstanding as of September 30, 1999)

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

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheets--September 30, 1999                3
     and December 31, 1998

     Condensed  consolidated  statements of operations - three and            4
     nine months ended September 30, 1999 and September 30, 1998

     Condensed  consolidated  statements of cash flows - three and            5
     nine months ended September 30, 1999 and September 30, 1998

     Notes to condensed consolidated financial statements -
     September 30, 1999                                                       6

Item 2. Management's Discussion and Analysis of Financial 7
        Condition and Results of Operations

PART II. OTHER INFORMATION                                                   22

SIGNATURES                                                                   22

PART I. FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)                                       September 30,  December 31,
                                                         1999          1998
                                                       ---------     ---------
ASSETS
CURRENT ASSETS
  Cash and equivalents                                 $  63,564     $  63,124
  Accounts receivable - net                               47,729        41,116
  Inventories                                             18,589        19,663
  Net investment in sales-leases                          15,401        13,979
  Prepaid expenses and other assets                        4,753         2,781
                                                       ---------     ---------
    TOTAL CURRENT ASSETS                                 150,036       140,663

PROPERTY & EQUIPMENT                                      35,080        28,969
OTHER ASSETS                                              34,623        27,398
                                                       ---------     ---------
                                                       $ 219,739     $ 197,030
                                                       =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $  19,513     $  14,956
  Other current liabilities                               34,899        29,390
                                                       ---------     ---------
    TOTAL CURRENT LIABILITIES                             54,412        44,346

DEFERRED TAXES                                             2,597         5,026
OTHER LIABILITIES                                          6,273         4,972

SHAREHOLDERS' EQUITY
  Common stock, no par value-authorized
    100,000,000 shares, issued and outstanding
    - 29,029,987 in 1998                                 104,432       104,539
    Less: shareholder loans                               (1,096)           --
  Retained earnings                                       69,780        54,194
  Accumulated other comprehensive income                     (13)         (196)
                                                       ---------     ---------
                                                         173,103       158,537
  Less:  Treasury stock at cost                          (16,646)      (15,851)
                                                       ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                               156,457       142,686
                                                       ---------     ---------
                                                       $ 219,739     $ 197,030
                                                       =========     =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands except                        Three Months               Nine Months
 per share amounts)                      Ended September 30,       Ended September 30,
                                        ----------------------    ----------------------
                                          1999         1998         1999         1998
                                        ---------    ---------    ---------    ---------
NET SALES                               $  81,800    $  70,389    $ 225,113    $ 202,235
Cost of sales                              41,811       35,543      113,933      103,613
                                        ---------    ---------    ---------    ---------
GROSS PROFIT                               39,989       34,846      111,180       98,622

  Research & development                    3,896        3,283       10,928        8,539
  Selling, general and administrative      25,511       22,437       70,715       64,977
  In-process research and
    development and acquisition
    related expenses                           --           --           --       22,755
                                        ---------    ---------    ---------    ---------
                                           29,407       25,720       81,643       96,271

OPERATING INCOME                           10,582        9,126       29,537        2,351

  Interest and other income                   863          722        1,788        2,568
  Interest expense                            (29)         (19)         (54)         (58)
                                        ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                 11,416        9,829       31,271        4,861
  Income taxes                              4,347        4,038       11,889        2,351
                                        ---------    ---------    ---------    ---------
NET INCOME                              $   7,069    $   5,791    $  19,382    $   2,510
                                        =========    =========    =========    =========
NET INCOME PER SHARE:
  Basic                                 $    0.27    $    0.22    $    0.75    $    0.09
                                        =========    =========    =========    =========
  Diluted                               $    0.26    $    0.21    $    0.72    $    0.09
                                        =========    =========    =========    =========
Average common shares outstanding          25,880       26,754       25,934       26,791
                                        =========    =========    =========    =========
Average common shares outstanding
  assuming dilution                        27,040       27,489       27,009       27,941
                                        =========    =========    =========    =========

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Three Months            Nine Months
                                                   Ended September 30,     Ended September 30,
                                                  --------------------    --------------------
(In thousands)                                      1999        1998        1999        1998
                                                  --------    --------    --------    --------
OPERATING ACTIVITIES
  NET INCOME                                      $  7,069    $  5,791    $ 19,382    $  2,510

  Adjustments to reflect operating activities:
  Depreciation and amortization                      2,250       1,887       6,574       4,615
  Purchased in process research and development         --          --          --      22,755
  Changes in operating assets and liabilities        1,165      (3,849)    (11,346)    (12,066)
  Other                                                (64)      1,189       6,870      (2,443)
                                                  --------    --------    --------    --------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                              10,420       5,018      21,480      15,371

INVESTING ACTIVITIES
  Proceeds from disposal of property and
    equipment and operating leases                       2         105       2,001         112
  Additions to property and equipment and
    operating leases                                (4,274)     (3,494)    (13,654)    (11,613)
  Cash used in acquisition                          (3,068)         --      (3,788)    (25,274)
                                                  --------    --------    --------    --------
  NET CASH USED IN INVESTING
    ACTIVITIES                                      (7,340)     (3,389)    (15,441)    (36,775)

FINANCING ACTIVITIES
  Payments for repurchase of common stock               --     (13,644)     (6,682)    (13,644)
  Cash dividends paid                                 (258)       (262)       (780)       (799)
  Net proceeds from stock issued under the
  Employee Stock Purchase Plan                          --          --         421         359
  Proceeds from exercise of stock options              429         428       1,442       1,525
                                                  --------    --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                 171     (13,478)     (5,599)    (12,559)

INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS                                    3,251     (11,849)        440     (33,963)

CASH AND EQUIVALENTS
  AT BEGINNING OF PERIOD                            60,313      66,691      63,124      88,805
                                                  --------    --------    --------    --------
CASH AND EQUIVALENTS
  AT END OF PERIOD                                $ 63,564    $ 54,842    $ 63,564    $ 54,842
                                                  ========    ========    ========    ========

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                           Three Months Ended                Nine Months Ended
per share amounts)                        -------------------------------   -------------------------------
                                          Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                          --------------   --------------   --------------   --------------
Numerator:
  Net income                                  $ 7,069          $ 5,791          $19,382          $ 2,510
                                              =======          =======          =======          =======
Denominator:
  Denominator for basic earnings per
  share - weighted average shares              25,880           26,754           25,934           26,791

Effect of dilutive securities:
  Employee and director stock options           1,160              735            1,075            1,150
                                              -------          -------          -------          -------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions               27,040           27,489           27,009           27,941
                                              =======          =======          =======          =======
Basic earnings per share                      $  0.27          $  0.22          $  0.75          $  0.09
                                              =======          =======          =======          =======
Diluted earnings per share                    $  0.26          $  0.21          $  0.72          $  0.09
                                              =======          =======          =======          =======

NOTE C--ACQUISITIONS

In July 1999, Inter-Tel purchased certain assets and assumed certain liabilities of Matrix Telecommunications, Inc. ("Matrix"). The purchase price was $3.7 million plus expenses. Matrix is based in Seattle, Washington and specializes in database design and systems integration for small- to medium-size businesses which utilize advanced telecommunications products and services. The transaction was accounted for using the purchase method of accounting. The operations related to Matrix were not significant to the Company's consolidated operations.

NOTE D - SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment: telephone systems, telecommunications software and hardware, and related long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia and South America. As a result, the financial information disclosed herein in all material respects represents all of the financial information related to the Company's principal operating segment.

     The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $79.9 million and $68.8 million of total revenues for the quarters ended September 30, 1999 and 1998, respectively and $220.0 million and $196.8 million of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the third quarters of 1999 and 1998, revenues from customers located internationally accounted for 2.3% and 2.7% of total revenues, respectively. In the nine months ended September 30, 1999 and 1998, revenues from customers located internationally accounted for 2.3% and 2.3% of total revenues, respectively.

NOTE E - SUBSEQUENT EVENTS

On October 18, 1999, the Company announced an agreement to purchase selected assets and assume certain liabilities from Executone Business Information Systems, Inc. ("Executone"), which develops and markets applications-oriented telephony systems. The purchase price is $44.3 million plus expenses and assumed liabilities. If consummated, the transaction will be accounted for using the purchase method of accounting. The proposed purchase is subject to approval of the Executone shareholders, antitrust clearance, SEC review of Executone's proxy materials and other customary closing conditions.

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

OVERVIEW

     Inter-Tel is a single point of contact, full service provider of digital business telephone systems, IP telephony products, CTI applications, voice processing software and long distance calling services. Inter-

Tel's award-winning products and services include the AXXESS and Inter-Tel Axxent digital business communication platforms, the AXXESSORY TALK voice processing platform, the InterPrise voice and data routers and the Inter-Tel.net private IP long distance network. The Company also provides maintenance, leasing and support services for its products.

RESULTS OF OPERATIONS

     Net sales for the third quarter of 1999 increased 16.2% to $81.8 million, compared to $70.4 million in the third quarter of 1998. Net sales increased 11.3% to $225.1 million in the first nine months of 1999, compared to $202.2 million in the first nine months of 1998. For the quarter and nine months ended September 30, 1999, sales from wholesale distribution and direct sales offices accounted for approximately $7.5 million and $15.6 million, respectively, of the increase in net sales. The increase in net sales was also attributable to increases in sales through the Company's network services operations.

     The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                            Three Months Ended                 Nine Months Ended
                                      -------------------------------   -------------------------------
                                      Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                      --------------   --------------   --------------   --------------
Net Sales                                  100.0%           100.0%           100.0%          100.00%
Cost of Sales                               51.1             50.5             50.6             51.2
                                          ------           ------           ------           ------
Gross profit                                48.9             49.5             49.4             48.8
Research and development                     4.8              4.6              4.9              4.2
Selling, general and administrative         31.2             31.9             31.4             32.1
In-process research and development
and related acquisition expenses              --              0.0              0.0             11.3
                                          ------           ------           ------           ------
Operating income                            12.9             13.0             13.1              1.2
Interest and other income                    1.0              1.0              0.8              1.2
Interest expense                             0.0              0.0              0.0              0.0
Income taxes                                 5.3              5.8              5.3              1.2
                                          ------           ------           ------           ------
Net income                                   8.6%             8.2%             8.6%             1.2%
                                          ======           ======           ======           ======

     Gross profit for the third quarter of 1999 increased 14.8% to $40.0 million, or 48.9% of net sales, compared to $34.8 million, or 49.5% of net sales, for the third quarter of 1998. Gross profit increased 12.7% to $111.2 million, or 49.4% of net sales, in the first nine months of 1999 compared to $98.6 million, or 48.8% of net sales, in the first nine months of 1998. Gross margin decreased in the third quarter of 1999 primarily as a result of sales discounting, and sales channel and product mix. The Company offered pricing discounts on sales of smaller business systems during the third quarter. In addition, a larger portion of the Company's sales increases were through the network services group, which contributed to lower overall gross margin. Although the gross margin decreased for the quarter, gross margin was higher for the nine months ended September 30, 1999 compared to 1998 primarily due to the higher percentage of sales through direct sales offices in 1999 compared to dealer channel sales which typically generate lower gross margins.

     Research and development expenses for the third quarter of 1999 increased to $3.9 million, or 4.8% of net sales, compared to $3.3 million, or 4.6% of net sales, for the third quarter of 1998. Research and development expenses increased to $10.9 million, or 4.9% of net sales, in the first nine months of 1999 compared to $8.5 million, or 4.2% of net sales, in the first nine months of 1998. The increases in absolute dollars and as a percentage of net sales in both periods were primarily attributable to expenses relating to the development and introduction of new products, including the continuing development and improvement of the Company's AXXESS digital communication networking platforms, call processing and voice processing software, CTI products, unified messaging, and TCP/IP intranet and internet voice solutions (which are branded as the Company's Vocal'Net, InterPrise and Inter-Tel.net products). The Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop new software and to enhance existing technologies and products. These expenses may vary in the future, however, as a percentage of net sales.

     Selling, general and administrative expenses for the third quarter of 1999 increased in absolute dollars to $25.5 million compared to $22.4 million for the third quarter of 1998. Selling, general and administrative expenses increased to $70.7 million in the first nine months of 1999 compared to $65.0 million in the first nine months of 1998. The increases in absolute dollars for the quarter and nine months ended September 30, 1999, were attributable in part to continued efforts to hire and train additional sales personnel throughout Inter-Tel's direct sales offices; higher sales commissions paid to the Company's sales force; increased provisions for bad debts; and providing additional marketing resources for new IP product introductions and network and long distance services. Selling, general and administrative expenses decreased as a percentage of net sales for the quarter to 31.2% from 31.9% for the third quarter of 1998, and also decreased as a percentage of net sales to 31.4% from 32.1% for the nine months ended September 30, 1999. These decreases were largely attributable to increased net sales and cost-cutting measures. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary in the future as a percentage of net sales.

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

     Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest was comparable in the third quarter but decreased for the nine months of 1999 based on a lower level of invested funds, principally relating to the repurchase of shares of the Company's common stock during the second half of 1998 and in the third quarter of 1999. Other changes in other income primarily reflected differences in net foreign exchange rate gains and losses.

     Net income for the third quarter was $7.1 million ($0.26 per diluted share), an increase of 22.1% compared to net income of $5.8 million ($0.21 per diluted share) for the third quarter of 1998. Net income for the nine months ended September 30, 1999 was $19.4 million, or $0.72 per diluted share, an increase of 672% compared to net income of $2.5 million, or $0.09 per diluted share, in the first nine months of 1998, which included the write-off of in-process research and development costs noted above. Excluding such write-off, net income for the nine months ended September 30, 1999 increased 19.9% compared to 1998.

INFLATION/CURRENCY FLUCTUATION

     Inflation and currency fluctuations have not to date materially impacted Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues; however, international revenues are currently not a significant component of the Company's consolidated operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had $63.6 million in cash and equivalents, which represented an increase of approximately $440,000 from December 31, 1998. The Company maintains a $7.0 million, unsecured revolving line of credit with Bank One, Arizona, NA. The credit facility is renewable annually and is available through June 1, 2000. Under this credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the credit facility has been used primarily to support international letters of credit to suppliers. The remaining cash balances may be used to further develop and expand Inter-Tel.net, for potential acquisitions, strategic alliances, and for working capital and general corporate purposes.

     Net cash provided by operating activities totaled $21.5 for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $15.4 million for the same period in 1998. The operating cash flow in the first nine months of 1999 was primarily the result of profitable operations including non-cash depreciation and amortization charges. During the first nine months of 1999, accounts receivable increased approximately $6.6 million ($2.7 million of which was attributable to an acquisition), while inventories decreased approximately $1.1 million. During the first nine months of 1999, increases in accounts receivable, net investment in sales-leases, prepaid expenses and other assets were offset in part by reductions in inventories. The Company seeks to expand sales through its direct sales office and dealer networks, which is expected to require working capital for any increased accounts receivable and inventories.

     Net cash used in investing activities, primarily in the form of cash used in acquisitions, capital expenditures and additions to operating leases offered to customers, less proceeds from the disposal of some operating leases, totaled $15.4 million in the nine months ended September 30, 1999, compared to $36.8 million for the same period of 1998. The net cash used in 1998 was primarily the result of the purchase of certain assets of TMSI and related write-off of in-process research and development costs. Cash used in acquisitions totaled $3.8 million in 1999 compared to $25.3 million in the first nine months of 1998. Capital expenditures, including additions to operating leases, totaled approximately $13.7 million in 1999 and $11.6 million for 1998. The Company anticipates additional capital expenditures during 1999, principally relating to acquisition expenditures, including the prospective acquisition of assets and assumption of liabilities of Executone and Tri-Com Communications, Inc., expenditures for equipment used in operations, facilities expansion, and funding of a joint venture with Hypercom Corporation (see Factors That May Affect Results of Future Operations below).

     Net cash used in financing activities totaled $5.6 million in the nine months ended September 30, 1999 compared to $12.6 million for the same period in 1998. Cash used in 1999 was related primarily to payments for the repurchase of the Company's common stock of $6.7 million, offset by proceeds from the exercise of stock options and stock issued under the Company's Employee Stock Purchase Plan ("ESPP"), less cash dividends paid. During the second quarter of 1999, the Company initiated a stock repurchase program under which the Board of Directors authorized the repurchase of up to 2,500,000 shares of the Company's common stock. The Company stock repurchases in the second quarter of 1999 were funded primarily by existing cash balances. The Company reissued treasury shares with a cost basis of approximately $5.9 million in connection with stock option and ESPP exercises and issuances. The proceeds received for the treasury stock reissued was less than its cost basis. Accordingly, the difference was recorded as a reduction to retained earnings.

     The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $154.8 million and $131.3 remained unbilled at September 30, 1999 and December 31, 1998, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers, and accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

     The Company believes that its cash balances, working capital and available credit facilities, together with anticipated ongoing cash generated from operations, will be sufficient to develop and expand its Inter-Tel.net network, to provide initial cash contributions to fund the Cirilium venture with Hypercom Corporation (see also "Factors That May Affect Results of Future Operations), to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital through the date of the closing of the Executone acquisition. The Company is currently engaged in negotiations to provide additional credit facilities as needed. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or the Inter-Tel.net network or additional acquisitions, the Company will seek, if at all, additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

     During the past few years, the Company introduced unified messaging on its AXXESSORY TALK platform, developed a number of enhancements to its existing AXXESS and AXXESSORY Talk platforms and introduced Inter-Tel Vocal'Net Gateway Server and the Inter-Tel Vocal'Net Service Provider Package. In April 1999, the Company released the InterPrise 400 voice and data router, the first of a family of voice and data convergence products that will be released over the next year. Also, during October 1999, the Company released AXXESS 5.1 and AXXESSORY TALK
5.1 software into production. During the past 12 months, sales of the Company's AXXESS digital communications platforms and related software have comprised a substantial portion of the Company's net sales. The Company expects that its future success will continue to depend, in large part, upon the increasing commercial acceptance of the InterPrise products and the AXXESS platform, as well as future upgrades and enhancements to these products and networking platforms. The Company's future success will also depend upon the market acceptance of its other new products and enhancements, including the products that the Company has agreed to purchase from Executone, pursuant to its announcement on October 18, 1999. There can be no assurance that any of these introduced products and enhancements will be successful. Due to the complexity of the Company's products, the Company has in the past and expects in the future to experience delays in the development and release of new products or product enhancements. In the event that the Company were to fail to successfully introduce new software, products or services or upgrades to its existing systems or products on a regular and timely basis, demand for the Company's existing software, products and services could decline, which could have a material adverse effect on the Company's business and operating results. Further, if the markets for IP network products or CTI applications fail to develop, or grow more slowly than the Company anticipates, or if the Company is unable for any reason to capitalize on any of these emerging market opportunities, the Company's business, financial condition and results of operations could be materially adversely affected.

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

     In September 1999, the Company announced the signing of a memorandum of understanding with Hypercom Corporation to form a jointly owned company, Cirilium, which will comprise parts of the Company's and Hypercom's packet telephony experience, products and services, including Inter-Tel's Vocal'Net products and technology. The Company and Hypercom are currently in the process of structuring the jointly owned company and its strategy. The voice communications over IP networks market, as well as the market for data telephony products, services and applications in general, is intensely competitive. Accordingly, the Company can offer no assurance that its expectations for the Cirilium venture with Hypercom will be attained.

     The market acceptance of the Cirilium venture and other IP telephony products that the Company acquired through its purchase of assets from TMSI in June 1998, will also depend upon, among other things, the continued expansion of the Internet and other IP networks and their network infrastructures. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial network will continue to be developed. In addition, there can be no assurance that IP networks will retain their current volume, distance and time-of-day-independent pricing structure, or that the costs of access to IP networks, lack of capacity or poor voice transmission quality of IP networks will not adversely affect the market for IP network products and services. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect the growth of IP network use. There can be no assurance that the Internet will be able to meet additional demand or its users' changing requirements on a timely basis, at a commercially reasonable cost, or at all.

     The Inter-Tel Vocal'Net gateway, the Inter-Tel Vocal'Net Service Provider Package, the Inter-Tel InterPrise products can be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service. Further, inappropriate use of the Internet or other IP networks by third parties could potentially jeopardize the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network, which may deter certain persons from ordering and using the Company's products. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential users may inhibit the growth of IP networks in general and the market for the Company's IP network products in particular.

DEVELOPMENT AND MAINTENANCE OF INTER-TEL.NET NETWORK

     The Company is currently utilizing its Inter-Tel Vocal'Net technology and Inter-Tel InterPrise products to develop and expand its own IP network, Inter-Tel.net, to carry voice traffic. The Inter-Tel.net network is currently in the process of deployment and, accordingly, is subject to risks. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno, Atlanta, Houston, Los Angeles, Dallas, and Miami/Ft. Lauderdale. Certain products that the Company purchased from TMSI have been or are in the process of being tested and deployed in this network. If the domestic or international market for IP network products fails to develop or develops more slowly than the Company anticipates, or should the business experience difficulty in the integration of the TMSI technology, the Company's Inter-Tel.net network could become financially burdensome to maintain or obsolete, which could materially and adversely affect the Company's business, financial condition and results of operations.

     The Company is dependent on third-party or affiliate suppliers of telecommunications and Internet network transmission services for implementation of Inter-Tel.net and does not currently have long-term contracts with such suppliers. The Company's ability to expand Inter-Tel.net is dependent upon its ability to obtain services from such suppliers. Certain of these third party suppliers are or may become competitors of the Company, and such suppliers generally are not subject to restrictions upon their ability to compete with the Company. To the extent that these suppliers or affiliates raise rates, change pricing structures, experience power or bandwidth outages, or delays in provision of local circuits, the Company may be materially adversely affected. The Company faces the risk that there could be a disruption in the service provided by these suppliers, and can give no assurance that there will not be a significant disruption in such service in the future, thereby causing a disruption in the services provided by the Company to its customers. The Company may also experience speed and scalability issues from products developed by suppliers or affiliates, which could materially and adversely affect the Company's business.

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

HIGHLY COMPETITIVE INDUSTRY

     The market for the Company's core PABX and key systems products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's competitors include Lucent and NorTel, as well as Comdial, Executone (the telephony assets of which the Company has agreed to purchase), Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens, Toshiba and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the RBOCs, which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office. The Company also expects to compete against large data routing companies, like Cisco Systems and 3Com, which have recently acquired telecommunications technology.

     In the market for voice processing applications, including voice mail, the Company competes against AVT, Active Voice, Lucent and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI, Sprint Corporation, Qwest and other competitors. These companies have significantly greater resources than the Company and are consolidating rapidly with other long distance companies and RBOCs, providing them with potentially even greater resources and advantages. The Company also competes with RBOCs, cable television companies, satellite and other wireless broadband service providers, and others for long distance business as those companies respond to the Telecommunications Act. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. The Company believes that it competes favorably in its markets with respect to the price, performance and features of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company, although the Company believes that it has developed a competitive distribution presence in certain markets, particularly those where the Company has direct sales offices.

     In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Clarent, Lucent, NetSpeak Corporation, VocalTec Communications Ltd., Nokia IP Products, Net2Phone, and several others. Several of these competitors have been active in developing and marketing IP telephony products for a greater period of time than the Company and have already established relationships with customers within their market. In addition, the Company faces significant competition from vendors such as Cisco Systems, Inc., Nortel, 3Com Corporation, Motorola, Inc. and MICOM Communications Corp., as these established data vendors have entered the market for IP telephony products. Such companies currently produce products that, when equipped with voice capabilities, could represent a considerable threat to the Company within that market. In addition, most of the above data router vendors have greater name recognition, more established positions in the market, and long-standing relationships with data network customers. Moreover, should the market for IP telephony products become fully developed or develop at a rapid rate, large computer companies such as IBM and Microsoft, or large telephone companies such as AT&T, MCI, Sprint Corporation, or Qwest, could choose to develop proprietary software designed to facilitate voice communication over an IP network.

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

     The Company has made strategic acquisitions in the past and expects to continue to do so in the future. In this regard, in October 1999, the Company agreed to purchase certain assets and to assume certain liabilities of Executone, which develops and markets applications-oriented telephony systems. Acquisitions such as these require a significant amount of the Company's management attention and financial and operational resources, all of which are limited. The integration of any acquired assets or entities, or prospective acquisition candidates may also result in unexpected costs and disruptions and significant fluctuations in, or reduced predictability of, operating results from period to period. There can be no assurance that the Executone acquisition, or any potential future acquisitions, will have a positive impact on the business relationships of the Company or the acquired entity with its respective suppliers or customers. In addition, there can be no assurance that the Company will be able to successfully integrate acquired assets or operations or achieve any of the intended benefits of the Executone acquisition or any potential future acquisition. Finally, there can be no assurance that the management or technical, marketing or other personnel that join Inter-Tel from the Executone acquisition or any future acquisition will remain employed with Inter-Tel following such acquisition. If the Company is unable to retain such personnel, many of the assets and resources that made the target attractive may be lost. Failure to successfully address these risks in the context of an acquisition could cause the business and results of operations to suffer.

     Moreover, the Company has substantially implemented various components of MIS systems and software beginning in 1998 and completed the deployment of this software in June 1999. Full implementation of this system software and the transition from the old system software has required and will continue to require substantial financial resources, time and personnel.

DEPENDENCE ON CONTRACT MANUFACTURERS AND COMPONENT SUPPLIERS

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

RELIANCE ON DEALER NETWORK

     A substantial portion of the Company's net sales are made through its network of independent dealers. The Company faces intense competition from other telephone system and voice processing system manufacturers for such dealers' business, as most of the Company's dealers carry products which compete with the Company's products. There can be no assurance that any such dealer will not promote the products of the Company's competitors to the detriment of the Company's products. The loss of any significant dealer or group of dealers, including those who distribute the Executone products, or any event or condition adversely affecting the Company's dealer network, could have a material adverse effect on the Company's business, financial condition and operating results.

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

RISKS OF PROVIDING LONG DISTANCE AND NETWORK SERVICES

     Inter-Tel depends on its supply of telecommunications services and information from several long distance carriers, Regional Bell Operating Companies ("RBOCs"), Local Exchange Carriers ("LECs") and Competitive Local Exchange Carriers ("CLECs"). The Company relies principally on these carriers to provide network services to the Company's customers and for billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. There can be no assurance that the promulgation of certain regulations will not materially and adversely affect the Company's business, financial condition and operating results. Contracts with the long distance carriers from which the Company currently resells services typically have multi-year terms in which the Company's prices are relatively fixed and have minimum use requirements. The market for long distance services is currently experiencing and is expected to experience in the future significant price competition, resulting in decreasing end-user rates. There can be no assurance that the Company will meet minimum use commitments, will be able to negotiate lower rates with carriers in the event of any decrease in end user rates or will be able to extend its contracts with carriers at prices favorable to the Company. The Company's ability to continue to expand its long distance and network services depends upon its ability to continue to secure reliable long distance and network services from a number of long distance carriers, RBOCs, LECs and CLECs and the willingness of such carriers to continue to provide telecommunications services and billing information to the Company on favorable terms.

POTENTIAL  FLUCTUATIONS  IN QUARTERLY  RESULTS;  EXTENDED  SALES CYCLE;  LIMITED
BACKLOG

     The Company's quarterly operating results depend upon a variety of factors, including the volume and timing of orders received during the quarter, the mix of products sold, mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures, the cost and effect of acquisitions, in particular the Executone acquisition, and the availability and cost of products and components from the Company's suppliers. The Company's customers typically require immediate shipment and installation of platforms and software. As a result, the Company has historically operated with a relatively small backlog, and sales and operating results in any quarter are principally dependent on orders booked and shipped in that quarter. Historically, a substantial portion of the Company's net sales in a given quarter have been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as digital communication platforms and associated call processing and voice processing software applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole.

     In the past 18 months, the Company introduced AXXESS networking systems and software, which are typically sold to larger customers at a higher average selling price. Our AXXESS networking products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding its communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to more than nine months, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results could be materially adversely affected.

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

VOLATILITY OF STOCK PRICE

     The market price for the Company's Common Stock has been highly volatile. The Company believes that factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, shortfalls in revenue or earnings relative to securities analysts' expectations, announcements of technological innovations or new products or enhancements by the Company or its competitors, investors' reactions to the acquisitions the Company makes, general conditions in the telecommunications industry, the market for Internet-related products and services or the national or worldwide economy, changes in legislation or regulation affecting the telecommunications industry, an outbreak of hostilities, developments in intellectual property rights and developments in the Company's relationships with its customers and suppliers could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. Many of such factors are beyond the Company's control. In addition, in recent years the stock prices of technology companies in general, and for Internet-based voice and data communications companies of technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

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

     The Company has evaluated its level of exposure to the risks and costs associated with Year 2000 problems and has substantially updated its information systems with systems that are designed to be Year 2000 ready. The Company has upgraded its long distance billing system, which is warranted by the manufacturer to be Year 2000 ready. In addition, the Company has reviewed and tested its lease billing and collections system, which is Year 2000 ready. The Company has completed an assessment using outside vendors to perform detailed reviews of the readiness of other information systems devices in use in the Company's business. Anticipated upgrades or remediation performed for devices that are not Year 2000 ready are included in the Company's capital expenditure budget for 1999, and are expected to be either completed before year-end or deemed unnecessary to the continuing operation of the business. The total cost of each system is being or will be capitalized and depreciated in the normal course of business. The Company believes that its critical information systems are substantially Year 2000 ready and secondary systems and devices deemed necessary for the operation of the business will be completed by the end of the fourth quarter. The Company currently anticipates no material disruptions in the services it provides to its customers as a result of Year 2000 problems. If any of the above systems are not Year 2000 ready, however, the Company's business, financial condition and results of operations could be materially adversely affected.

     No assurance can be given that the Company's software products, including components manufactured and or developed by the Company's suppliers and vendors, will contain all necessary date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date, or that such updates will be fully completed in a timely manner or that such disruptions will not occur. In particular, although the Company undertakes due diligence investigation of potential acquisition target companies with respect to their level of Year 2000 readiness, the Company can give no assurance that the products and internal systems of the companies that it acquires, including those of Executone, are Year 2000 ready. Products currently manufactured by Inter-Tel are designed to be Year 2000 ready and recent testing of such products by our engineers have indicated that such products are Year 2000 ready in accordance with our test procedures. Costs to develop and update the Company's products for Year 2000 readiness have been part of the Company's ongoing research and development efforts. Any disruption in manufacturing services provided by the Company as a result of Year 2000 noncompliance could materially adversely affect the Company's business, financial condition and results of operations. If any of the Company's products or systems (including products and internal systems the Company obtains through acquisitions of other companies) are not Year 2000 ready, or if certain non-ready products and systems are not replaced or upgraded, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, the Company could also be materially adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

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

     Inter-Tel is continuing contingency planning to address potential increases in demand for customer support resulting from the Year 2000 date change. The Plan includes a team of employees dedicated to the specific problems of the Year 2000 change including monitoring key internal systems to insure continuation of operations, and ongoing customer service in the beginning of the new year.

CONCENTRATION OF OWNERSHIP

As of September 30, 1999, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 21% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

         Exhibits: Exhibit 27.1 - Financial Data Schedule for September 30, 1999

         Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTER-TEL, INCORPORATED


Date November 12, 1999                  /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President


Date November 12, 1999                  /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President
                                        and Chief Financial Officer