Form 10-K
period 1999-12-31
INTER TEL INC
filed 2000-03-15
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number:
     December 31, 1999                                           0-10211

                             Inter-Tel, Incorporated

Incorporated in the State of Arizona                       I.R.S. No. 86-0220994

                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1826

                                 (602) 302-8900

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
              (26,321,779 shares outstanding as of March 10, 2000)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of the Company's Common Stock reported on the Nasdaq National Market System on March 10, 2000 was approximately $923 million. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

Sections from the following documents have been incorporated by reference into this Report where indicated below: (1) the Registrant's Proxy Statement relating to its 1999 Annual Meeting of Shareholders has been incorporated by reference into Part III and Part IV of this report and (2) the Registrant's Registration Statements on Form S-1 (Nos. 2-70437 and 33-70054), Form S-3 Registration Statements (Nos. 33-58161, 33-61437, 333-01735, 333-12433 and 333-39221), Form
S-8 Registration  Statements (Nos. 2-94805,  33-40353,  33-73620,  333-41197 and
333-67261), Annual Reports on Form 10-K for the years ended December 31, 1984, 1988 and 1994, and Reports on Form 8-K dated July 17, 1987, August 3, 1988 and January 14, 2000 have been incorporated by reference into Part IV, Item 14.

                             INTER-TEL, INCORPORATED
                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1    Business                                                            3
Item 2    Properties                                                         24
Item 3    Legal Proceedings                                                  24
Item 4    Submission of Matters to a Vote of Security Holders                24

                                     PART II

Item 5    Market for the Registrant's Common Stock
          and Related Shareholder Matters                                    24
Item 6    Selected Financial Data                                            25
Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      26
Item 7A   Quantitative and Qualitative Disclosures About Market Risk         26
Item 8    Financial Statements and Supplementary Data                        26
Item 9    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                             26

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                 27
Item 11   Executive Compensation                                             27
Item 12   Security Ownership of Certain Beneficial Owners and Management     27
Item 13   Certain Relationships and Related Transactions                     27

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K    27

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

     Inter-Tel, incorporated in Arizona in 1969, is a single point of contact, full service provider of digital business telephone systems, call processing software, voice processing software, call accounting software, Internet Protocol ("IP") telephony software, computer telephone integration ("CTI") applications and long distance calling services. Inter-Tel's products and services include the AXXESS and Inter-Tel Axxent digital business communication software platforms, the AXXESSORY TALK voice processing platform, the InterPrise routers, ClearConnect Lite e-Commerce software, and Inter-Tel.net, an IP telephony packet "switched" long distance service. The Company also acquired the Computer Telephony business of eLot, formerly Executone Business Information Systems, Inc. ("Executone"), including the IDS and INFOSTAR Computer Telephony product lines. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol INTL.

     The Company has developed a distribution network of direct sales offices, dealers and value added resellers (VARs) which sell the Company's products to small-to-medium-size organizations and to divisions or departments of larger organizations, including Fortune 500 companies, large service organizations and governmental agencies. The Company has 46 direct sales offices in the United States, one in the United Kingdom, one in Japan and a network of hundreds of dealers and VARs around the world who purchase directly from the Company.

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

PRODUCTS AND SERVICES

     The Company offers a broad range of products and services designed to support the needs of businesses and other organizations requiring voice and data communications systems. The Company's principal products are digital telephone systems which support networked installations up to 20,000 ports, IP telephony products and services, CTI applications, unified messaging software and voice processing software. The Company's principal system sales consist of systems supporting 10 to 4,000 telephones with suggested retail prices of larger systems in excess of $1,000,000 per system, depending on configuration. The Company also offers long distance calling services, network design and implementation services, maintenance, leasing and support services, and resells other telecommunications products.

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

     AXXESS. The AXXESS platform, incorporates advanced technology for computer and telephone integration. The AXXESS platform is designed to provide businesses with the ability to customize applications to enhance their operations and increase productivity. The current AXXESS system release supports up to 20,000 ports and includes such advanced capabilities as primary rate ISDN, integrated call recording, voice prompts in different languages, transparent networking and a Windows-based attendant's console. The AXXESS platform, allows, through fully transparent digital networking, two or more systems to operate as one integrated system, currently with capacity to 20,000 ports.

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

     AXXESS system telephones feature user-friendly, 6-by-16 character LCD displays with menu keys that permit the user to select from multiple menu choices or access additional menu screens. AXXESSORY TALK permits push-button selection of voice processing commands to appear on the telephone's LCD display, as well as voice-prompted selections through the telephone keypad. The AXXESS system currently offers English, Japanese and Spanish voice prompts and LCD displays and allows the user to switch from one language to another. The AXXESS system can support the addition of other languages that the Company expects to add in the future.

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

     Inter-Tel has evolved the AXXESS to a server-based communication system by developing a Windows-NT server-based Central Processing Unit (CPU) for Inter-Tel's AXXESS system. This CPU is designed to handle call processing with greater speed and efficiency. By combining server-based technology and Inter-Tel AXXESS technology, Inter-Tel leverages the benefits of a Win-Tel server and the benefits of a PBX-like hot card insertion of telephony cards. Because this server-based CPU integrates with the AXXESS system, current customers can benefit from the new functionality, while retaining their current system investment.

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

     EXECUTONE IDS/ECLIPSE. The Executone IDS/Eclipse platform, incorporates advanced technology for computer and telephone integration. The IDS/Eclipse platform is designed to provide businesses with the ability to customize applications to enhance their operations and increase productivity. The current IDS/Eclipse system release supports up to 648 ports and includes such advanced capabilities as primary rate ISDN, integrated automatic call distribution (ACD), and an integrated operator's terminal.

     The IDS/Eclipse system incorporates fully-digital processing and transmission to the desktop and open architecture interfaces, which allow the system to be integrated with and controlled by attached computers such as PCs and workstations. The system incorporates object-oriented C software developed by the Company, which facilitates upgrades and the incorporation of additional features and functionality.

     IP TELEPHONY PRODUCTS AND INTER-TEL.NET NETWORK

     IP TELEPHONY VOICE AND DATA ROUTERS. Voice and data routers are transition points between two different network types, such as between the public circuit switched telephone network and a packet switched IP network such as the Internet. IP Router products convert regular voice and facsimile transmissions to or from the compressed data packets that travel over packetized networks. The Company marketss a line of voice and data routers under the InterPrise brand.

     INTER-TEL INTERPRISE PRODUCT LINE. This product line consists of the InterPrise 400 (four analog PSTN access ports), the InterPrise 3200D (up to thirty-two digital PSTN access ports), and the InterPrise 3200N (up to thirty-two access ports using AXXESS networking protocol). These products incorporate high speed embedded DSP technology and a proprietary Inter-Tel operating system, and are used primarily by business customers over their wide-area networks (WAN) and virtual private networks (VPN). The InterPrise Voice and Data Routers enable phone-to-phone and PC-to-phone calling over IP networks.

     INTERPRISE 400. The InterPrise 400 is designed for corporate use over a wide area network ("WAN"). The InterPrise 400 can be attached to an analog trunk interface on the PBX, and the PBX's Automatic Route Selection or Least Cost Routing features will be programmed to automatically route calls through that trunk interface for other locations that also have InterPrise routers/gateways. When phone users wish to place a call, they simply dial the desired telephone number like any other call. The PBX will route the call to the InterPrise 400, which converts it into the compressed or uncompressed, digitized data packets used by the corporate WAN, and routes the call via the WAN to another InterPrise gateway. The second gateway connects with the far-end PBX and dials either the extension number of the desired party or accesses a trunk on the PBX and makes a call into the switched network.

     Because IP telephony converts all transmissions to the same type of packets, both voice and data information can be transmitted using the same data circuits, thereby increasing efficiency and maximizing the use of bandwidth. Bandwidth utilization can be maximized to a point that some users may be able to reduce the overall number of circuits needed.

     INTERPRISE 3200D. The InterPrise 3200D is designed for corporate use over a WAN or VPN.

     CLEARCONNECT SOFTWARE TELEPHONE is a PC-client software that acts as a single port IP telephony gateway and allows callers the ability to make real-time, two-way voice communications over IP networks and realize potential savings compared to standard long distance telephone service.

     Callers connected to an IP network on their PC dial the destination phone number from a familiar Windows graphical user interface ("GUI"). Using the PC's microprocessor and multimedia capabilities, the PC-client software converts the caller's voice into compressed, digitized data packets and routes the call via the IP network to an Inter-Tel InterPrise voice and data router. The InterPrise voice and data router connects with the traditional telephone network and dials the final destination.

     Possible applications for the ClearConnect Software phone are for potential telecommunications savings for mobile employees and for use as on-ramps for long distance minutes to Inter-Tel.net.

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

     CLEARCONNECT LITE. The Company has designed a light-weight version of the ClearConnect technology that can be integrated with e-commerce web sites to provide real-time, two-way voice conversations. A ClearConnect Lite button, when pushed, would automatically connect e-commerce customers to call center agents that can address their questions or provide sales assistance.

     CIRILIUM JOINT VENTURE. In December 1999, Inter-Tel entered into an agreement with Hypercom Corporation to jointly form Cirilium. Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony experience, products and services, including Inter-Tel's Vocal'Net gateway products and technology. Inter-Tel's investment in Cirilium included cash, selected assets, liabilities and technology related to the Vocal'Net products. In addition, 20 employees from Inter-Tel joined Cirilium to work in the entity's management, engineering, sales and operations groups. Cirilium's products are used in the Inter-Tel.net network. Inter-Tel has entered into service agreements with Cirilium to maintain and support ongoing Inter-Tel.net network services.

     INTER-TEL.NET. Inter-Tel.net is an IP long distance network that utilizes the Inter-Tel IP telephony solutions and Cirilium gateways, Service Provider Package and Centralized Accounting System. Inter-Tel.net's points of presence ("POP") include the San Francisco Bay Area, Washington D.C., Chicago, Reno, New York, Phoenix, Atlanta, Houston, Dallas, Miami/Ft. Lauderdale and Los Angeles. Utilizing Cirilium's gateway products and technology (formerly Vocal'Net), Inter-Tel continues to develop and expand Inter-Tel.net, a private IP network designed to carry long distance telephone traffic at rates typically lower than traditional long distance providers. Through international alliances, Inter-Tel.net is participating with businesses in Asia, Europe, Mexico and South America to provide international IP telephony service. Through other third party arrangements, the network is also expanding its domestic points of presence. Commercial traffic is being sold to Inter-Tel's base customers in certain markets, and pre-paid calling cards are being sold through Inter-Tel's branches, certain agents and resellers. Where Inter-Tel.net or one of it's network partners does not have a POP, Inter-Tel.net utilizes traditional Long Distance Carriers to complete the call. See "Factors That May Affect Future Operating Results."

     COMPUTER-TELEPHONE INTEGRATION

     Through CTI, the computer and the telephone are linked into one environment. Inter-Tel's AXXESS and Executone digital communication systems and software enable users to receive phone calls through their desktop PC. Using Caller I.D., a caller's information can be retrieved from the company's database even before the call is accepted. On an individual desktop or a company-wide network basis, Inter-Tel offers a variety of products, such as AXXESSORY Call Center and Executone Sentinal, that can manage automatic call distribution at peak efficiency or route incoming telephone calls, based on various parameters, to a specific person. It can also collect, analyze and report real-time call processing information for staff forecasting and analysis.

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

     UNIFIED MESSAGING AND VOICE PROCESSING SOFTWARE

     Inter-Tel's unified messaging software, AXXESSORY Talk Central, works in conjunction with a variety of messaging platforms, including the Microsoft Exchange messaging application, Lotus Notes, Lotus cc:Mail, Novell's GroupWise and Internet mail applications such as Qualcomm's Eudora. AXXESSORY Talk Central integrates all types of messages into a single-user interface on a PC, supports both voice mail and facsimile mail and provides another means for improving workplace productivity and retrieving messages from a PC connected to a modem.

     Inter-Tel's AXXESSORY Talk, Axxent Talk, IVX500, and Executone INFOSTAR, DVX, EVX, and VX2 are voice processing platforms that work with Inter-Tel's AXXESS-brand and Executone-brand communication platforms. These voice processing platforms provide advanced voice mail, auto attendant, recorded announcements, and messaging notification features for businesses.

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

     NETWORK AND LONG DISTANCE SERVICES. The Company, through its Inter-Tel NetSolutions, Inc. subsidiary, resells a variety of long distance calling services, including domestic and international calling services, 800 calling services, dedicated services, voice and video conferencing, customized billing and a variety of other telecommunication services. Inter-Tel NetSolutions also provides long distance calling services that are a blend of IP Telephony long distance and traditional circuit-switched long distance. The Company believes that certain of its customers desire the convenience of acquiring long distance calling services through the same vendor that the customer uses to purchase its other telephony equipment and services. The Company currently resells long distance services pursuant to contracts with major U.S. long distance carriers. See "Factors That May Affect Future Operating Results."

     Examples of the applications currently supported by Inter-Tel NetSolutions include call centers using T-1 access for incoming toll-free traffic, sales offices using NetSolutions' switched long distance and companies linking multiple offices throughout the country on a frame relay network.

     LEASING SERVICES. The Company offers its Totalease program through its Inter-Tel Leasing, Inc. subsidiary. Totalease enables an end user to acquire a full range of telephony systems, applications, maintenance and support services, from affiliated vendors. The Totalease contract provides a total system financing solution to the customer at a set monthly cost, with system expansion available at predictable additional fees. The typical Totalease contract has a term of 60 months, with the customer entitled to renew the contract at a specified price for up to an additional 36 months.

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

SALES AND DISTRIBUTION

     The Company has developed a distribution network of direct sales offices, dealers and VARs which market the Company's products to small to medium size organizations and divisions or departments of larger organizations. In the United States, the Company has 46 direct sales offices and a network of hundreds of dealers who purchase systems directly from Inter-Tel. These resellers have traditionally sold complex data solutions to customers, and the Company is seeking to leverage its distribution network to capitalize on the merging of the computer and telephony industries. The Company maintains a dealer support office and direct sales office in the United Kingdom and have a network of dealers in the United Kingdom and Europe. In addition, the Company maintains a direct sales office in both Japan and Singapore.

     The Company believes that its success depends in part upon the strength of its distribution channels and its ability to maintain close access to its end user customers. In recent periods, the Company has sought to improve its access to end user customers by effecting strategic acquisitions of resellers of telephony products and services in markets in which the Company has existing direct sales offices and in other strategic markets. The Company has expanded its direct sales office personnel from a total of 625 persons at December 31, 1995 to a total of 1,114 at December 31, 1999.

     The Company's sales through its direct sales offices as a percentage of total sales have decreased from 59.5% of net sales in 1995 to 56.6% of net sales in 1999. Sales to distributors, dealers, and VARs have decreased from 31.7% of net sales in 1995 to 28.0% of net sales in 1999. Sales through the Company's long distance, IP and network services operations have increased from 5.0% of net sales in 1995 to 12.4% of net sales in 1999.

     Direct dealers and VARs typically enter into non-exclusive reseller contracts for a term of one or more years. The Company generally provides support and other services to the reseller pursuant to the terms of the agreement. The agreements often include requirements that the reseller meet or use its best efforts to meet minimum annual purchase quotas. The Company faces intense competition from other telephone system and voice processing system manufacturers for its dealers' attention, as most of the Company's dealers carry products which compete with the Company's products. See "Factors That May Affect Future Operating Results."

     International sales, which include digital communications platforms and IP telephony products, accounted for approximately 2.5%, of net sales in 1999 compared to 2.7% in 1998. In order to sell its products to customers in other countries, the Company must comply with local telecommunications standards. The Company's AXXESS system and IP telephony products can be readily altered through software modifications, which the Company believes will facilitate compliance with these local regulations. In addition, the AXXESS system has been designed to support multi-lingual functionality, and currently supports English, Japanese and Spanish. The Company is presently establishing AXXESS dealer networks in Japan, other parts of Asia and Latin America and is working to expand its dealer network in the United Kingdom and Europe. Starting in 2000, the Company will also be distributing Executone Computer Telephony products in the United Kingdom, Israel, Puerto Rico, and South America. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting intellectual property, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

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

RESEARCH AND DEVELOPMENT

     The Company believes that its ability to enhance its current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements are essential to the Company's success. The Company's research and development efforts over the last several years have been focused primarily on development of and enhancements to the existing AXXESS and AXXESSORY TALK systems with additional applications, capacity and features; development of a unified messaging software application, and expanding the telecommunications networking package. Over the last several years, the research and development efforts of the acquired TMSI organization have focused on the development of the InterPrise IP product line, the ClearConnect software phone, and the ClearConnect Lite e-commerce software. The Company's current efforts are focused on the development and enhancement of IP telephony products such as enhancements to the AXXESS and Executone digital communication systems, enhancements to the AXXESSORY Talk Central unified messaging platform, the IP Phone+ digital telephone, the InterPrise product line, and enhancements to Inter-Tel's NT-CPU PBX. The software-based architecture of the AXXESS and Executone systems facilitate maintenance and support, upgrades, and incorporation of additional features and functionality.

     The Company had a total of 136 personnel engaged in research and development as of December 31, 1999. Research and development expenses were $14,798,000; $11,373,000; and $7,998,000 for 1999, 1998, and 1997, respectively.

MANUFACTURING

     The Company manufactures substantially all of its systems through third party subcontractors located in the United States, the Philippines, the People's Republic of China and Mexico. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce telephone switches, telephones and printed circuit boards to the Company's engineering specifications and designs. The suppliers also inspect and test the equipment before delivering them to the Company, which in some cases then performs systems integration, software loading, final testing and shipment. Varian Associates, Inc. ("Varian"), a multinational electronic company, currently manufacturers a significant portion of the Company's products, including substantially all of the printed circuit boards used in the AXXESS, Executone IDS and Inter-Tel Axxent systems, at the Varian Tempe, Arizona or Poway, California facilities. The Company sold its manufacturing operation for the Executone line of products to Varian on January 31, 2000. Varian will manufacture the Executone line out of the Poway, California facility. The Company maintains written agreements with its principal suppliers. The Company provides a forecast schedule to its suppliers and revises the forecast on a periodic basis. See "Factors That May Effect Future Operating Results."

QUALITY

     The Company believes that the quality of its systems, customer service and support, and other aspects of its organization are a critical element of meeting the needs of its customers. Through its Quality First continuous improvement process initiated in 1991, Inter-Tel implements quality processes throughout its business operations. The Company has established formal procedures to ensure responsiveness to customer requests, monitor response times and measure customer satisfaction. The Company has also established means by which all end users, including customers of the Company's resellers, can make product enhancement requests directly to the Company. The Company supports its dealers and VARs through an extensive training program at the Company's facility and at dealer sites, a toll-free telephone number for sales and technical support, and the provision of end user marketing materials. The Company typically provides a one year warranty on its systems to end users. In manufacturing, the Company continuously monitors the quality of the products produced on its behalf by the Company's manufacturing subcontractors, and is extending the Company's Quality First continuous improvement process to its suppliers.

COMPETITION

     The market for the Company's products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's PABX and key systems products competitors include Lucent Technologies, Inc. ("Lucent") and Northern Telecom Limited ("NorTel"), as well as Comdial Corporation ("Comdial"), Iwatsu America, Inc. ("Iwatsu"), Mitel Corporation ("Mitel"), NEC Corporation ("NEC"), Nitsuko Corporation ("Nitsuko"), Matsushita Electric Industrial Co., Ltd. ("Panasonic"), Siemens Rolm Communications, Inc. ("Siemens"), Toshiba America, Inc. ("Toshiba") and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the RBOCs, which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office.

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

     In the market for IP telephony products, the Company competes against existing IP telephony gateway providers such as Clarent Lucent, NorTel, NetSpeak Corporation, VocalTec Communications Ltd., Nokia IP Products (formerly Vienna Systems Corporation), CISCO Systems, 3Com, Motorola, Cirilium and others. The Company competes against existing IP long distance service providers such as Net2Phone, deltathree.com, ITXC, AT&T and others. Several of these competitors have been active in developing and marketing IP telephony products and have established relationships with customers within their market. Should the market for IP telephony products become fully developed or develop at a rapid rate, large computer companies such as IBM Corporation ("IBM") and Microsoft Corporation ("Microsoft"), or large telephone companies such as AT&T, MCI, Sprint Corporation or Qwest, could choose to develop proprietary software designed to facilitate voice communication over an IP network. In addition, Inter-Tel's router IP solutions may also compete with Cirilium products.

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

INTELLECTUAL PROPERTY RIGHTS

     The Company's future success will depend in part upon its proprietary technology. The Company currently holds patents for eighteen telecommunications and unified messaging products. The remaining life of these patents ranges from 5 to 18 years in duration. The Company has also applied to the U.S. Patent and Trademark Office for seven additional patents. The Company also relies on copyright and trade secret law and contractual provisions to protect its intellectual property. See "Factors That May Effect Future Operating Results."

EMPLOYEES

     As of December 31, 1999, the Company had a total of 1,652 employees, of whom 1,392 were engaged in sales, marketing and customer support, 45 in quality, manufacturing and related operations, 136 in research and development, and 79 in finance and administration. The Company's future success will depend upon its ability to attract, retain and motivate highly qualified employees, who are in great demand. The Company believes that its employee relations are good.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition, to the other information in this Form 10-K, the following are important factors that should be considered in evaluating Inter-Tel and our business.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE SUCCESSFULLY, WE MUST CONTINUALLY INTRODUCE NEW AND ENHANCED PRODUCTS AND SERVICES THAT ACHIEVE BROAD MARKET ACCEPTANCE.

     The market for our products and services is characterized by rapid technological change, evolving industry standards and persistent customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services as well as develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or no not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and could render our products and services obsolete.

     In addition, if the markets for IP network products or CTI applications fail to develop as quickly as we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASING COMMERCIAL ACCEPTANCE OF OUR INTERPRISE PRODUCTS, AXXESS PLATFORM, AND EXECUTONE COMPUTER TELEPHONY PRODUCTS.

     During the past few years, we introduced unified messaging on our AXXESSORY TALK platform, developed a number of enhancements to our existing AXXESS and AXXESSORY Talk platforms and introduced the Inter-Tel Vocal'Net Gateway Server and the Inter-Tel Vocal'Net Service Provider Package. In April 1999, we released the InterPrise 400 voice and data router, the first of a family of voice and data convergence products that will be released over the next year. Also, during October 1999, we released AXXESS 5.1 and AXXESSORY TALK 5.1 software into production. During the past 12 months, sales of our AXXESS digital communications platforms and related software have comprised a substantial portion of our net sales. We expect that our future success will continue to depend, in large part, upon the increasing commercial acceptance of the InterPrise products and the AXXESS platform, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will succeed in the future. Our future success will also depend upon the market acceptance of our other new products and enhancements, including the products that we purchased from Executone, pursuant to our announcement on January 1, 2000.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN ERRORS OR DEFECTS THAT ARE DETECTED ONLY AFTER THEIR RELEASE, WHICH MAY CAUSE US TO INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES.

     Our telecommunications products are highly complex. Although our new products and upgrades are examined prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers may discover program errors or other defects after new products and upgrades have been released. Some of these errors or "bugs" may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards designed to minimize the number of errors or other defects in our products, we cannot assure you that our new products and upgrades will be free of "bugs" when released. If we are unable to quickly or successfully correct "bugs" identified after release, we could experience:

     *   Costs associated with the remediation of any problems;
     *   Costs associated with design modifications;
     *   Loss of or delay in revenues;
     *   Loss of customers;
     *   Failure to achieve market acceptance or loss of market share;
     *   Increased service and warranty costs;
     *   Legal actions by our customers; and
     *   Increased insurance costs.

THE COMPLEXITY OF OUR PRODUCTS COULD CAUSE DELAYS IN THE DEVELOPMENT AND RELEASE OF NEW PRODUCTS AND SERVICES. AS A RESULT, CUSTOMER DEMAND FOR OUR PRODUCTS COULD DECLINE AND OUR BUSINESS WOULD BE HARMED.

     Due to the complexity of our products, we have in the past and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products on a regular and efficient basis, customer demand for our products could decline and our business would be harmed.

THE EMERGING MARKET FOR INTERNET PROTOCOL NETWORK TELEPHONY IS SUBJECT TO MARKET RISKS AND UNCERTAINTIES THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSES.

     The market for IP network voice communications products has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical in the case of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure you that voice communications over IP networks will become widespread. Even if voice communications over IP networks do become widespread in the future, we cannot assure you that our products, particularly the Inter-Tel InterPrise product lines, will successfully compete against other market players and attain broad market acceptance.

     Additional uncertainties involving the development of IP network telephony could harm our business. The adoption of voice communications over IP networks generally requires the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. Due to the lack of user control over network infrastructure and individual system configuration, users of IP network voice communications may experience delays in the transmission of speech, loss of voice packets or inferior sound quality relative to standard telephony networks. If these factors cause the market for IP network voice communications to fail to develop or to develop more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD HARM OUR BUSINESS.

     The regulatory environment for IP network telephony is subject to substantial uncertainty. In the United States, we believe that there are currently few laws or regulations directly applicable to voice communications over IP networks or to access to, or commerce on, IP networks generally. Future changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could significantly harm our business. The increasing commercial acceptance of voice communications over IP networks, as well as other factors, may result in the future application or adoption of a number of laws and regulations relating to the conduct of our business as it relates to telecommunications, such as:

     *   Fees or charges on users and providers of products and services;
     *   Pricing;
     *   Characteristics and quality of services;
     *   Taxes;
     *   Copyrights; and
     *   Additional regulations and obligations upon on-line service providers.

     We cannot assure you that government regulation or government imposition of fees, charges, taxes or regulation would not significantly harm the acceptance and attractiveness of IP network voice communications. We also cannot predict the likelihood that any future legislation or regulation will be enacted, nor the financial impact, if any, of such resulting legislation or regulation. In addition, we may develop and release other products with new telecommunications capabilities or services which could be subject to existing federal government regulations or which could trigger the enactment of additional domestic or foreign government regulations.

WE FACE RISKS ASSOCIATED WITH THE INTER-TEL VOCAL'NET, INTER-TEL SERVICE PROVIDER PACKAGE AND INTER-TEL INTERPRISE PRODUCTS.

Over the past 2 years, we have introduced the Inter-Tel Vocal'Net Server, the Inter-Tel Service Provider Package, and Inter-Tel InterPrise products. We cannot assure you that the functionality, scalability, and reliability of the Inter-Tel Vocal'Net, Inter-Tel Service Provider Package and Inter-Tel InterPrise product lines will achieve broad market acceptance. In addition, we cannot assure you that these products will comply with industry standards or that emerging industry standards will not render our IP telephony products obsolete. If these products fail to achieve market acceptance, our business, financial condition and operating results could be significantly harmed.

THE SUCCESS OF OUR JOINT VENTURE WITH HYPERCOM, AND THE MARKET ACCEPTANCE OF OUR CIRILIUM VENTURE, AS WELL AS OUR OTHER IP NETWORK TELEPHONY PRODUCT AND SERVICE OFFERINGS, IS UNCERTAIN AND IS SUBJECT TO RISKS THAT MAY PREVENT US FROM ACHIEVING OUR OBJECTIVES.

     In December 1999, Inter-Tel entered into an agreement with Hypercom Corporation to jointly form Cirilium. Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony experience, products and services, including Inter-Tel's Vocal'Net gateway products and technology. The market for voice communications over IP networks, as well as the market for data telephony products, services and applications in general, is intensely competitive. Consequently, we cannot assure you that our expectations and objectives for the Cirilium venture with Hypercom will be successfully attained.

     The prospects for market acceptance of the Cirilium venture, and other IP telephony products acquired through our June 1998 purchase of TMSI assets, must be considered in light of the uncertainties to which companies and products in rapidly evolving markets such as IP network telephony are particularly exposed. These uncertainties include:

     *    The continued expansion of the Internet and Internet infrastructures;
     * The development of complementary products necessary to make the Internet a viable commercial network;
     * The continued expansion of other IP networks and IP network infrastructures;
     * The preservation of current volume, distance and time-of-day pricing structures by IP networks;
     * The successful management of access costs, network capacity and voice transmission quality relating to IP network products and services;
     * The resolution of critical issues concerning commercial use of the Internet, such as security, reliability, cost, ease of use, access and quality of service; and
     * The ability of the Internet to meet additional demand or its users' changing requirements on a timely basis and at a commercially reasonable cost.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND MAY BE INFRINGING UPON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

     Our success depends upon our proprietary technology. We currently hold patents for eighteen telecommunication and unified messaging products and have also applied to the U.S. Patent and Trademark Office for seven additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

     We cannot assure you that any patent, trademark or copyright that we own or have applied to own, will not be invalidated, circumvented or challenged by a third party. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could be costly, absorb significant management time and could harm our business.

     We also cannot assure you that third parties will not claim our current or future products or services infringe upon their rights. Occasionally, we are subject to proceedings alleging that we infringed upon third party intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We recently received a letter and viewed a presentation from one of our primary competitors, Lucent, alleging that our AXXESS digital communications platform utilizes inventions covered by certain of such competitor's patents. We are continuing the process of investigating this matter. When any such claims are asserted against us, we may seek to license the third party's intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure you that a license will be available on prices or other terms acceptable to us, if at all. Alternatively, we could resort to litigation to challenge such a claim. Litigation could require us to expend significant sums of cash, divert our management's attention and require us to pay significant damages, develop non-infringing technology or acquire licenses to the technology which is the subject of the asserted infringement. Any of these actions or outcomes could harm our business, financial condition and operating results. If we are unable or choose not to license technology, or decide not to challenge a third party's rights, we could encounter substantial and costly delays in product introductions. These delays could result from efforts to design around asserted third party rights or our discovery that the development, manufacture or sale of products requiring these licenses could be foreclosed.

OUR IP NETWORK PRODUCTS MAY BE VULNERABLE TO VIRUSES, OTHER SYSTEM FAILURE RISKS AND SECURITY CONCERNS.

     The Inter-Tel InterPrise, ClearConnect, AXXESS NT-CPU, and AXXESSORY Talk products may be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service that could harm our operations and revenues. In addition, we may lose customers if inappropriate use of the Internet or other IP networks by third parties jeopardized the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network. User concerns about privacy and security may cause IP networks in general to grow more slowly, and impair market acceptance of our IP network products in particular, until more comprehensive security technologies are developed.

WE MAY EXPERIENCE DIFFICULTIES DEVELOPING, MAINTAINING AND IMPROVING THE QUALITY OF OUR INTERNAL IP NETWORK, INTER-TEL.NET AND DEPEND ON THIRD-PARTY SUPPLIERS OF TELECOMMUNICATIONS AND NETWORK TRANSMISSION SERVICES.

     The Company is currently utilizing Cirilium's Inter-Tel Vocal'Net technology and Inter-Tel InterPrise products to develop and expand our own IP long-distance network, Inter-Tel.net, to carry voice traffic. The Inter-Tel.net network is currently in the process of deployment and, accordingly, is subject to risks and uncertainties. To date, the Inter-Tel.net network has established points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno, Atlanta, Houston, Los Angeles, Dallas, and Miami/Ft. Lauderdale. If the domestic or international market for IP network products fails to develop or develops more slowly than we anticipate, or if we experience difficulty in the integration of the TMSI technology, our Inter-Tel.net network could become financially burdensome to maintain or obsolete, which could harm our business, financial condition and operating results.

     In addition, we are dependent on third-party or affiliate suppliers of telecommunications and Internet network transmission services for implementation of Inter-Tel.net and we currently do not have long-term contracts with these suppliers. The successful expansion of Inter-Tel.net depends on our ability to obtain services from these suppliers. Some of these suppliers are or may become our competitors and have not agreed to restrict competition against us. If these suppliers raise rates, change pricing structures, experience power or bandwidth outages, or suffer delays in provision of local circuits, our operations and business may be harmed. We cannot assure you that there will not be a significant disruption of service provided by these suppliers, now or in the future, that would harm our ability to provide undisrupted services to our customers. We also cannot assure you that products developed by our suppliers will not suffer from speed and scalability problems that could harm our business.

     Moreover, although we have devoted and intend to continue devoting substantial resources to improving the quality of telephone conversations using Cirilium's Inter-Tel Vocal'Net, Inter-Tel InterPrise products, and the Inter-Tel.net network, we cannot assure you that we will be able to eliminate or reduce the problems of voice communications over the Inter-Tel.net network, such as delays in the speech transmission, loss of voice packets and poor sound quality. If we fail to improve the sound quality and other limitations of voice communications over the Inter-Tel.net network and to offer such improvements to our customers on a cost-effective basis, the Inter-Tel.net network could fail to achieve market acceptance and our business, financial condition and operating results would suffer.

WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD PUT PRESSURES ON US.

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors primarily include:

     * PABX and core systems providers such as Lucent, Nortel, Comdial, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens and Toshiba;
     *    large data routing companies such as Cisco Systems and 3Com;
     * voice processing applications providers such as AVT, Active Voice, Centigram and Lucent;
     * long distance services providers such as AT&T, MCI WorldCom, Sprint and Qwest Communications;
     * IP telephony product and service providers such as Clarent, Lucent, NetSpeak, Nortel, VocalTec, Nokia, ITXC, deltathree.com, Net2Phone, Cirilium and others;
     * our current vendors, such as Cisco Systems, Nortel, 3Com, Motorola and MICOM;
     *    large computer corporations such as Microsoft and IBM; and
     * regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

     These and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, which arrangements increase our competitors' ability to address customer needs with their product and service offerings.

     Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to:

     *    develop and expand their product and service offerings more quickly;
     * adapt to new or emerging technologies and changing customer needs faster;
     *    take advantage of acquisitions and other opportunities more readily;
     *    negotiate more favorable licensing agreements with vendors;
     *    devote greater  resources to the marketing and sale of their products;
          and
     *    address customers' service-related issues better.

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their application service charges aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition that could cause our business to suffer.

ANY FUTURE BUSINESS ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

     As part of our business strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

     * difficulty of assimilating the operations, products and personnel of the acquired business;
     *    potential disruption of our ongoing business;
     *    unanticipated costs associated with the acquisition;
     * inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;
     * inability to maintain uniform standards, controls, policies and procedures; and
     * impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

     In particular, in January 2000, we acquired certain assets and liabilities of Executone Information Systems. We may fail to address adequately the risks described above relating to our Executone acquisition, and this failure could harm our operating results. In addition, to the extent that shares of our stock or the rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing shareholders will result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS FOR KEY COMPONENTS AND OUR INCREASING DEPENDENCE ON CONTRACT MANUFACTURERS COULD IMPAIR OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES IN A TIMELY MANNER.

     We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves certain risks and uncertainties, including the possibility of a shortage or delivery delay for certain key components although we believe that alternate sources are available for most key components. We currently manufacture our products through manufacturers located in the United States, the Philippines, the People's Republic of China and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communication platforms as well as substantially all of the Executone Computer Telephony products. Although we set manufacturing specifications and conditions for our products, and all of our contract manufacturers must meet our requirements for manufacturing process and quality assurance before we enter into manufacturing agreements, we have occasionally experienced delays in the supply of components and finished goods. We cannot assure you that we will not experience similar delays in the future.

     Our reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Our business may be harmed by any delay in delivery or any shortage of supply of components or finished goods from a supplier. Our business may also be harmed if we cannot efficiently develop alternative or additional sources if necessary. To date, we have been able to obtain supplies of components and products in a timely manner even though we do not have long-term supply contracts with any of our contract manufacturers. However, we cannot assure you that we will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

WE RELY ON OUR DEALER NETWORK FOR A SUBSTANTIAL PORTION OF OUR NET SALES AND IF THESE DEALERS DO NOT EFFECTIVELY PROMOTE AND SELL OUR PRODUCTS, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     A substantial portion of our net sales is made through our network of independent dealers. We face intense competition from other telephone system and voice processing system manufacturers for these dealers' business, as most of our dealers carry products which compete with our products. We cannot assure you that any of our dealers will not promote the products of our competitors to our detriment. The loss of any significant dealer or group of dealers, including those who distribute the our recently acquired Executone products, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE GROWTH IN OUR BUSINESS OUR ACHIEVE OUR OBJECTIVES.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. Our loss of any key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, make timely product introductions and meet other key objectives and therefore harm our business. We cannot assure you that we will be able to continue attracting and retaining the qualified personnel necessary for the development of our business. Moreover, the growth in our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. Our ability to manage any future growth effectively will require us to attract, train, motivate and manage new employees successfully, to integrate new employees into our overall operations and to continue to improve our operational, financial and management information systems.

GOVERNMENT REGULATION OF THIRD PARTY LONG DISTANCE AND NETWORK SERVICE ENTITIES ON WHICH WE RELY MAY HARM OUR BUSINESS

     Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide network services to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure you that the increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which our prices minimum use requirements are relatively fixed. The market for long distance services is experiencing, and is expected to continue experiencing significant price competition, and this may cause a decrease in end-user rates. We cannot assure you that we will meet minimum use commitments, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable long distance and network services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own long distance and network services will be harmed.

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES HAS RESULTED IN CHANGES TO OUR SALES CYCLES AND BACKLOG WHICH MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

     In the past 24 months, we introduced AXXESS networking systems and software which are typically sold to larger customers at a higher average selling price. Our AXXESS networking products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding our communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to more than nine months, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

     *    volume and timing of orders received during the quarter;
     *    the mix of products sold;
     *    the mix of distribution channels;
     *    general economic conditions;
     *    patterns of capital spending by customers;
     * the timing of new product announcements and releases by us and our competitors;
     * pricing pressures, the cost and effect of acquisitions, in particular the Executone acquisition; and

     * the availability and cost of products and components from our suppliers.

     In addition, we have historically operated with a relatively small backlog, with sales and operating results in any quarter principally dependent on orders booked and shipped in that quarter. This results primarily from our customers' desire for immediate shipment and installation of platforms and software. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as digital communication platforms and associated call processing and voice processing software applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. We cannot assure you that historical trends for small backlog will continue in the future.

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, operating results could be harmed. Because sales of digital communication platforms through our dealers produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. Although to date we have been able to resell the rental streams from leases under our Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales, which have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales. As a result, gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales. In addition, we experience seasonal fluctuations in our operating results, as net sales for the first and third quarters are frequently less than those experienced in the fourth and second quarters, respectively. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in sales and operating results on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, IMPAIRING YOUR ABILITY TO SELL YOUR SHARES AT OR ABOVE PURCHASE PRICE.

     The market price for our Common Stock has been highly volatile. We cannot assure you that you will be able to sell your shares at or above purchase price. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

     *    announcements of developments relating to our business;
     *    fluctuations in our operating results;
     * shortfalls in revenue or earnings relative to securities analysts' expectations;
     *    announcements  of   technological   innovations  or  new  products  or
          enhancements by us or our competitors;
     *    investors' reactions to acquisition announcements;
     *    general conditions in the telecommunications industry;
     *    the market for Internet-related products and services
     *    changes in the national or worldwide economy;
     * changes in legislation or regulation affecting the telecommunications industry;
     *    an outbreak of hostilities;
     * developments relating to our and third party intellectual property rights; and
     *    changes in our relationships with our customers and suppliers.

In  addition,   stock  prices  of  technology  companies  in  general,  and  for
Internet-based voice and data communications companies of technology stocks in particular, have experienced extreme price fluctuations in recent years which have often been unrelated to the operating performance of affected companies. We cannot assure you that the market price of our Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

     The date fields coded in many software products and computer systems need to be able to distinguish 21st century dates from the 20th century dates, including leap year calculations. the failure to be able to accurately distinguish these dates is commonly known as the year 2000 problem. While we have yet to experience any major year 2000 problems, the computer software programs and operating systems used in our internal operations, including our financial, product development, order management and manufacturing systems, could experience errors or interruptions due to the year 2000 problem. In addition, it is possible that our suppliers' and service providers' failure to adequately address the year 2000 problem could have an adverse effect on their operations, which, in turn, could have an adverse impact on us.

OUR CHAIRMAN OF THE BOARD OF DIRECTORS, CEO AND PRESIDENT WILL CONTROL 20.2% OF OUR COMMON STOCK AND BE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL

     As of December 31, 1999, Steven G. Mihaylo, our Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 20.2% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of us.

ANY OF THE FOREGOING COULD RESULT IN A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding Inter-Tel's directors and executive officers as of March 1, 2000.

Name                     Age             Position
----                     ---             --------

Steven G. Mihaylo        56     Chairman of the Board of Directors,
                                  Chief Executive Officer and President
Norman Stout             42     Executive Vice President/Chief
                                  Administrative Officer
Craig W. Rauchle         44     Executive Vice President
Jeffrey T. Ford          38     Senior Vice President/Chief Technology Officer
Kurt R. Kneip            37     Chief Financial Officer, Vice President
                                  and Secretary
J. Robert Anderson       63     Director
Jerry W. Chapman         59     Director
Gary Edens               58     Director
Maurice H. Esperseth     74     Director
C. Roland Haden          59     Director

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

     MR. STOUT was elected Executive Vice President and Chief Administrative Officer and President of Inter-Tel Software and Services in June 1998. From October 1994 to June 1998, he served as a director of the Company. Mr. Stout had been President of Superlite Block, a manufacturer of concrete block, since February 1993. Since 1996 Mr. Stout also had served as President of Oldcastle Architectural West, the parent company of Superlite Block and ten other concrete products plants. Prior thereto he was employed by Boorhem-Fields, Inc. of Dallas, Texas, a manufacturer of crushed stone, as Chief Executive Officer from 1990 to 1993 and as Chief Financial Officer from 1986 to 1990. Previously, Mr. Stout was a Certified Public Accountant with Coopers & Lybrand. Mr. Stout holds an undergraduate degree in Accounting from Texas A&M and an MBA from the University of Texas.

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

     MR. CHAPMAN was elected as a director in December 1999 and previously served as a director in the late 1980's and early 1990's. He is a Certified Public Accountant and recently retired as a partner with Arthur Andersen LLP after over 37 years in public accounting and consulting. During the first half of his career, Mr. Chapman focused his energies in the Audit and Assurance area of practice. In 1980, he moved into the Business and Strategic Consulting areas of practice as well as managing major practice areas for his firms. Mr. Chapman has now opened a consulting practice focusing on providing strategic and market driven services for his clients.

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

     MR. ESPERSETH has been a director of the Company since October 1986. Mr. Esperseth joined the Company in January 1983 as Senior Vice President-Research and Development, after a 32-year career with GTE, and served as Executive Vice President of Inter-Tel from 1986 to 1988. Mr. Esperseth retired as an officer of the Company on December 31, 1989. Mr. Esperseth is not standing for reelection in April 2000.

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

     The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee, consisted of Directors Chapman, Anderson and Haden as of December 31, 1999, is charged with reviewing the Company's annual audit and meets with the Company's independent auditors to review the Company's internal controls and financial management practices. The Audit Committee met two times during the last fiscal year. The Compensation Committee, consisted of Directors Anderson, Esperseth and Edens as of December 31, 1999, recommends to the Board of Directors compensation for the Company's key employees and administers the Company's stock option plans. The Compensation Committee met two times during the last fiscal year.

ITEM 2. PROPERTIES

     The Company maintains its corporate headquarters in 23,000 square feet of a building located in Phoenix, Arizona pursuant to a lease that expires in 2000, and its principal development and distribution operations in a 96,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in 2008. The Company also owns a 70,000 square foot facility located in Reno, Nevada that houses the Inter-Tel.net network operations center, credit and lease finance facilities, business development center and sales office. The Company also leases sales and support offices in a total of 47 locations in the United States, including approximately 147,000 square feet of office space in Milford, Connecticut pursuant to the Executone acquisition, and two locations overseas. The Company's aggregate monthly payments under these leases were approximately $345,000 at December 31, 1999. The Company believes that its facilities will be adequate to meet its current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms. See "Factors That May Effect Future Operating Results."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Inter-Tel Common Stock is traded over-the-counter (symbol INTL) and since February 1983 has been included in the Nasdaq National Market System. As of March 10, 2000 there were of record approximately 1,711 shareholders of the
Company's Common Stock. The Company believes there are approximately 11,750 additional beneficial holders of the Company's Common Stock. The following table sets forth high and low closing prices reported by Nasdaq.

     Until 1997, Inter-Tel had never paid a cash dividend on its Common Stock. During 1998, the Board of Directors declared a quarterly cash dividend of $.01 per share of Common Stock. A dividend has been paid to shareholders of record for each quarter since December 31, 1997. The continuation of this dividend policy will depend on Company earnings, capital requirements for growth, financial conditions and other factors.

     1999        HIGH      LOW                    1998         HIGH       LOW
     ----        ----      ---                    ----         ----       ---
First Quarter    28 1/8    13 3/8            First Quarter     28 1/2     17
Second Quarter   19        11 1/2            Second Quarter    27 1/2     14 7/8
Third Quarter    25 1/2    15 1/8            Third Quarter     18 3/4     12 7/8
Fourth Quarter   26 3/8    14                Fourth Quarter    25 1/4      9 1/2

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY
---------------------------------------------------------------------------------------------------
(In thousands, except
per share amounts and ratios)                       For the years ended December 31,
                                       ------------------------------------------------------------
                                         1999         1998        1997        1996        1995
                                         ----         ----        ----        ----        ----
Net sales                              $314,221    $274,504    $223,569    $185,884     $150,533

Cost of sales                           159,463     140,946     122,363     104,966       87,696
Research and development                 14,798      11,373       7,998       6,581        5,764
Selling, general and administrative      98,430      86,554      69,942      56,386       43,578
Write-off of in-process research and
 development and related costs               --      22,755(1)       --          --           --
Special charge                               --          --          --       4,542(2)     1,315(3)
                                       --------    --------    --------    --------     --------
Operating income                         41,530      12,876(1)   23,266      13,409(2)    12,180(3)
                                       --------    --------    --------    --------     --------

Interest and other income                 2,345       3,018       1,383       1,974        1,674
Interest expense                           (110)        (60)        (47)        (77)        (106)
                                       --------    --------    --------    --------     --------
Income before income taxes               43,765      15,834(1)   24,602      15,306(2)    13,748(3)
Income taxes                             16,619       6,790       9,920       6,264        5,249
                                       --------    --------    --------    --------     --------

Net income                             $ 27,146      $9,044(1)  $14,682      $9,042(2)    $8,499(3)
                                       --------    --------    --------    --------     --------

Net income per share
     Basic                                $1.05       $0.34(1)   $ 0.59      $ 0.35(2)    $ 0.37(3)
     Diluted                              $1.01       $0.32(1)   $ 0.57      $ 0.34(2)    $ 0.36(3)

Average shares outstanding
     Common shares outstanding           25,949      26,602      24,836      25,780       23,056
     Common shares outstanding
      assuming dilution                  27,004      27,846      25,983      26,572       23,766
                                       --------    --------    --------    --------     --------

BALANCE SHEET DATA
Total assets                           $240,249    $197,030    $194,988    $132,611     $118,767
Working capital                          60,925      96,317     123,814      79,709       75,623
Long-term debt                            1,231          --          --          --           --
Shareholders' equity                    168,121     142,686     145,505      94,934       85,117
                                       --------    --------    --------    --------     --------

KEY RATIOS
Current ratio                              2.05        3.17        4.69        4.09         4.36
Term debt/equity                            .01          --          --          --           --
Return on equity-continuing operations     19.0%        6.2%       15.5%       10.6%        18.8%
Return on equity-excluding charges         19.0%       15.6%(1)    15.5%       13.8%(2)     20.6%(3)
                                       --------    --------    --------    --------     --------

----------
(1) 1998 operating income includes a special charge of $22.8 million, which reduced net income by $13.7 million or $.49 per diluted share after tax. This charge reflects the write-off of in-process research and development in connection with the purchase of certain assets and liabilities of Telecom Multimedia Systems, Inc. ("TMSI"). Without this write-off, the
     Company would have reported net income of $22.7 million ($.82 per diluted share) for the year ended December 31, 1998.

(2) 1996 operating income includes a special charge of $4.5 million, which reduced net income by $2.7 million or $.10 per diluted share after tax. This special charge reflects the decision by the Company to replace its MIS system software. Without this special charge, the Company would have reported net income of $11.8 million ($.44 per diluted share) for the year ended December 31, 1996.

(3) 1995 operating income includes a special charge of $1.3 million, which reduced net income by $815,000, or $.03 per diluted share after tax. This special charge reflects the costs associated with integrating the operations of entities acquired in May 1995. Without this special charge, the Company would have reported operating income of approximately $13.5 million and net income of approximately $9.3 million ($.39 per diluted share) for the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  information  required by this Item is  incorporated  by  reference  to
Exhibit 13.0.

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

     The  information  required by this Item is  incorporated  by  reference  to
Exhibit 13.0.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors and executive officers is included at the end of Part I, Item 1 of this report under the caption "Directors and Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS

     The following consolidated financial statements of Inter-Tel, Incorporated, and subsidiaries, are incorporated by reference to Exhibit 13.0.

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated balance sheets--December 31, 1999 and 1998

     Consolidated statements of income--years ended December 31, 1999, 1998 and 1997

     Consolidated statements of shareholders' equity--years ended December 31, 1999, 1998 and 1997

     Consolidated statements of cash flows--years ended December 31, 1999, 1998 and 1997

     Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

     Schedule for the three years ended December 31, 1999:

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

    10.15(1)    Registrant's form of standard Distributor Agreement.

    10.16(1)    Registrant's form of standard Service Agreement.

    10.34(2)*   1984 Incentive Stock Option Plan and forms of Stock Option
                Agreement.

    10.35(3) Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

    10.37(3)*   Tax Deferred Savings Plan.

    10.51(11)*  1990 Directors' Stock Option Plan and form of Stock Option
                Agreement.

    10.52(15)*  Inter-Tel, Incorporated Long-Term Incentive Plan and forms of
                Stock Option Agreements.

    10.53(12)   Agreement between Registrant and Maxon Systems, Inc. dated
                February 27, 1990.

    10.54(12)   Agreement between Registrant and Varian Tempe Electronics Center dated February 26, 1991.

    10.55(12)   Agreement between Registrant and Jetcrown Industrial Ltd. dated
                February 18, 1993.

    10.56(13)*  Employee Stock Ownership Plan.

    10.57(14)   Loan and Security Agreement dated March 4, 1997 between Bank
                One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.

    10.58(16)   Development, Supply and License Agreement between Registrant and
                QUALCOMM dated January 17, 1996.

    10.59(17)*  Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

    10.60(17)*  Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

    13.0(18)    Excerpts from Annual Report to Security Holders.
----------

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

(13) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 33-73620).

(14) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(15) Previously filed with Registrant's Proxy Statement dated March 23, 1994.

(16) Previously filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17) Previously filed with Registrant's Registration Statement on Form S-8 (File No. 333-41197).

(18) Filed herewith, except as noted.

* Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

     (b) Reports on Form 8-K.

     None. The Company filed Form 8-K (File No. 333-67261) on January 14, 2000 in connection with the acquisition of selected assets and liabilities of the computer telephone division of Executone Business Information Systems, Inc.

     (c) Exhibits.

     13.0 Excerpts from Annual Report to Security Holders. (financial statements and management's discussion and analysis are filed herewith; a copy of the excerpts of the Company's Annual Report to Security Holders will be available upon request by writing to Shareholder Relations, Inter-Tel, Incorporated, 120
N. 44th Street, Suite 200, Phoenix, Arizona 85034)

     23.0 Consent of Ernst & Young LLP, Independent Auditors.

     24.1 Power of Attorney.

     See Item 14(a) (3) also.

     (d) Financial Statement Schedules. The response to this portion of Item 14 is submitted as a separate section of this report. See Item 8.

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

                                        INTER-TEL, INCORPORATED

                                        BY: /s/ Steven G.  Mihaylo
                                            ------------------------------------
                                            Steven G.  Mihaylo
                                            Chairman and Chief Executive Officer

Dated: March 15, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

---------------------------------------------------------------------------------------------
 COL. A                       COL. B               COL. C             COL. D       COL. E
 ------                       ------               ------             ------       ------
                             ----------------------------------------------------------------
                                                        ADDITIONS
                             ----------------------------------------------------------------
                                           Charged      Charged to
                             Balance at    to           Other         Charged to    Balance
                             Beginning     Costs &      Accounts      Deductions    at End of
 DESCRIPTION                 of Period     Expenses     Describe      Describe      Period
 -----------                 ---------     --------     --------      --------      ------
YEAR ENDED DECEMBER 31, 1999

Deducted from asset accounts:
 Allowance for doubtful
 accounts                     $4,604       $4,623        $2,628(3)     $3,041(1)     $8,814
 Allowance for lease
 accounts                     $5,716       $3,773        $   --        $2,755(1)     $6,734
 Inventory allowance          $5,453       $1,508        $   83(3)     $1,195(2)     $5,849

YEAR ENDED DECEMBER 31, 1998

Deducted from asset accounts:
 Allowance for doubtful
 accounts                     $3,722       $2,963        $  137(4)     $2,218(1)     $4,604
 Allowance for lease
 accounts                     $3,969       $2,688        $   --        $  941(1)     $5,716
 Inventory allowance          $5,740       $1,828        $   --        $2,115(2)     $5,453

YEAR ENDED DECEMBER 31, 1997

Deducted from asset accounts:
 Allowance for doubtful
 accounts                     $3,096       $2,194        $   17        $1,585(1)     $3,722
 Allowance for lease
 accounts                     $2,706       $1,910        $   --        $  647(1)     $3,969
 Inventory allowance          $2,979       $4,021        $   --        $1,260(2)     $5,740

----------
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory written off.
(3)  Acquired in purchase of Tri-Com, Matrix and Network Services Agency.
(4)  Acquired in purchase of TMSI and Integrated Telecom Services Corporation.