Form 10-Q
period 2000-03-31
INTER TEL INC
filed 2000-05-15
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
   March 31, 2000                                               0-10211

                             INTER-TEL, INCORPORATED

Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                        120 NORTH 44TH STREET, SUITE 200
                           PHOENIX, ARIZONA 85034-1822

                                 (602) 302-8900

                                 --------------

                                  Common Stock

              (26,333,137 shares outstanding as of March 31, 2000)

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

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited, except
          December 31, 1999 balance sheet)

          Condensed consolidated balance sheets--March 31,                    3
          2000 and December 31, 1999

          Condensed consolidated statements of income--three                  4
          months ended March 31, 2000 and March 31, 1999

          Condensed consolidated statements of cash flows                     5
          --three months ended March 31, 2000 and
           March 31, 1999

          Notes to condensed consolidated financial                           6
          statements--March 31, 2000

Item 2.   Management's Discussion and Analysis of Financial                   8
          Condition and Results of Operations

PART II. OTHER INFORMATION                                                   21

SIGNATURES                                                                   22

PART I. FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)                                          March 31,   December 31,
                                                          2000         1999
                                                        ---------    ---------
                                                       (Unaudited)   (Audited)
ASSETS
CURRENT ASSETS
     Cash and equivalents                               $  20,768    $  19,226
     Accounts receivable -- net                            63,262       49,583
     Inventories                                           28,700       18,816
     Net investment in sales-leases                        15,479       14,466
     Restricted cash for acquisition                           --       12,097
     Prepaid expenses and other assets                     16,510        4,926
                                                        ---------    ---------
          TOTAL CURRENT ASSETS                            144,719      119,114

PROPERTY, PLANT & EQUIPMENT                                34,029       28,706
EQUIPMENT HELD UNDER LEASE, NET                             4,762        5,310
GOODWILL                                                   46,894       16,452
OTHER ASSETS                                               32,065       70,667
                                                        ---------    ---------
                                                        $ 262,469    $ 240,249
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                   $  36,246    $  20,540
     Other current liabilities                             39,663       37,649
                                                        ---------    ---------
          TOTAL CURRENT LIABILITIES                        75,909       58,189

DEFERRED TAXES                                              7,927        6,278
OTHER LIABILITIES                                          10,502        7,661

SHAREHOLDERS' EQUITY
     Common stock, no par value - authorized
       100,000,000 shares, issued and outstanding
       - 26,135,640 in 1999                               107,280      106,853
     Less:  Shareholder loans                              (1,046)      (1,116)
     Retained earnings                                     72,977       75,835
     Accumulated other comprehensive income                   (83)         177
                                                        ---------    ---------
                                                          179,128      181,749

     Less: Treasury stock at cost                         (10,997)     (13,628)
                                                        ---------    ---------
        TOTAL SHAREHOLDERS' EQUITY                        168,131      168,121

                                                        $ 262,469    $ 240,249
                                                        =========    =========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           Three Months Ended
(In thousands, except                                     ---------------------
per share amounts)                                        March 31,    March 31,
                                                            2000         1999
                                                          --------     --------
NET SALES                                                 $ 96,363     $ 65,525
     Cost of sales                                          54,823       33,853
                                                          --------     --------
GROSS PROFIT                                                41,540       31,672

     Research & development                                  5,668        3,307
     Selling, general, and administrative                   30,911       20,579
     In-process research and development                     5,433           --
                                                          --------     --------
                                                            42,012       23,886

OPERATING INCOME (LOSS)                                       (472)       7,786

     Equity Share of Cirilium Corp.'s net losses            (1,699)          --
     Interest and other income                                 277          434
     Interest expense                                          (75)         (12)
                                                          --------     --------
INCOME (LOSS) BEFORE TAXES                                  (1,969)       8,208
     Income tax provision (benefit)                           (748)       3,116
                                                          --------     --------

NET INCOME (LOSS)                                         $ (1,221)    $  5,092
                                                          ========     ========

NET INCOME (LOSS) PER SHARE
     Basic                                                $  (0.05)    $   0.20
                                                          ========     ========
     Diluted                                              $  (0.05)    $   0.19
                                                          ========     ========

Average number of common shares
     Outstanding - Basic                                    26,249       26,096
                                                          ========     ========

Average number of common shares
     Outstanding - Diluted                                  26,249       27,277
                                                          ========     ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            Three Months Ended
                                                           --------------------
(In thousands)                                             March 31,   March 31,
                                                             2000        1999
                                                           --------    --------
OPERATING ACTIVITIES
Net income (loss)                                            (1,221)   $  5,092
Adjustments to reflect operating activities:
     Depreciation and amortization                            3,194       2,123
     Purchased in-process research and development            5,433          --
     Changes in operating assets and liabilities            (14,350)     (6,807)
     Other                                                    5,755       3,233
                                                           --------    --------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                      (1,189)      3,641

INVESTING ACTIVITIES
     Additions to property and equipment                     (2,963)     (2,069)
     Additions to operating leases                              (41)     (2,876)
     Proceeds from disposal of property and equipment             7          --
     Proceeds from disposition of business segment            6,602          --
     Cash used in acquisitions                               (1,647)       (220)
                                                           --------    --------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                        1,958      (5,165)

FINANCING ACTIVITIES
     Cash dividends paid                                       (262)       (260)
     Payments on long-term debt                                (222)         --
     Proceeds from exercise of stock options                  1,257         853
                                                           --------    --------
NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                               773         593

INCREASE (DECREASE) IN CASH
        AND EQUIVALENTS                                       1,542        (931)

CASH AND EQUIVALENTS AT
     BEGINNING OF PERIOD                                     19,226      63,124
                                                           --------    --------
CASH AND EQUIVALENTS AT
     END OF PERIOD                                         $ 20,768    $ 62,193
                                                           ========    ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

For the first quarter ended March 31, 2000, the Company owned more than 20% but less than 50% of Cirilium Corporation ("Cirilium"). Therefore, the Company recorded the activity of Cirilium using the equity method of accounting.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                        -----------------------
(In thousands, except                                   March 31,      March 31,
per share amounts)                                        2000           1999
                                                        --------       --------
Numerator:
  Net Income                                            $ (1,221)      $  5,092
                                                        ========       ========
Denominator:
  Denominator for basic earnings per
    share - weighted average shares                       26,249         26,096

  Effect of dilutive securities:
    Employee and director stock options                       --          1,181
                                                        --------       --------
  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                        26,249         27,277
                                                        --------       --------

Basic earnings per share                                $  (0.05)      $   0.20
                                                        ========       ========

Diluted earnings per share                              $  (0.05)      $   0.19
                                                        ========       ========

In the first quarter of 2000, the effect of diluted securities would have had an antidilutive impact on earnings per share. Accordingly, employee and director stock options were not included in the diluted earnings per share. If the Company had reported positive earnings during the quarter, the denominator for calculating dilutive earnings per share would have increased by 1,228 to 27,477.

NOTE C - ACQUISITIONS AND DISPOSITIONS

On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. ("Executone") for $44.3 million in cash plus related acquisition costs, subject to purchase price adjustments as of the closing date. Executone is based in Milford, CT, and also has offices located in Poway, California and Oakton, Virginia. Executone specializes in database design and systems integration for small- to medium-size businesses that utilize advanced telecommunications products and services. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes) was written-off as purchased in-process research and development since there was no alternative use. The Executone transaction was accounted for using the purchase method of accounting. During the first quarter, the Executone division recognized losses of approximately $2.5 million ($1.5 million after taxes, or $.06 per diluted share) excluding the charge for in-process research and development.

In connection with the Executone acquisition, the Company sold a portion of the assets and liabilities to Varian Associates, Inc. ("Varian") of Tempe, Arizona. The Company sold approximately $6.6 million of inventory and fixed assets at net book value, thereby generating no gain or loss on the transaction.

Inter-Tel also acquired Intercomm Americas, Inc. ("ICA") during the first quarter of 2000 for $580,000 plus 750,000 shares of stock in Inter-Tel's wholly-owned subsidiary, Inter-Tel.net. Such stock may be converted by the seller into Inter-Tel, Incorporated common stock on June 30, 2001, June 30, 2002 or June 30, 2003 if Inter-Tel.net has not completed an initial public offering of Inter-Tel.net's stock by any of those dates. If Inter-Tel.net does not complete an initial public offering by August 31, 2003, the Company has the right to convert the seller's Inter-Tel.net stock to Inter-Tel shares pursuant to the same conversion ratio. The conversion ratio is dependent on the fair market value of the Company's common stock at the date of conversion, if applicable. ICA is an IP telephony-based long distance carrier that originates and terminates IP telephony-based long distance traffic from and to Mexico and has an IP network throughout Mexico. The ICA transaction was accounted for using the purchase method of accounting. The operations related to ICA were not significant to the Company's consolidated operations.

NOTE D - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

During the first quarter of 2000, Inter-Tel completed the acquisition of Executone (see NOTE C above). The aggregate purchase price of the Executone acquisition was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes), or $0.13 per diluted share, was written-off as purchased in-process research and development. Including this charge, the Company incurred net losses of $1.2 million ($0.05 per diluted share) for the first quarter ended March 31, 2000.

NOTE E - SEGMENT INFORMATION

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

Prior to this quarter, the Company had viewed its operations as principally one segment; telephone systems, telecommunications software and hardware, and related long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia and South America. As a result, financial information disclosed previously materially represented all of the financial information related to the Company's principal operating segment. Although the operations of Executone are identified separately below, the Executone operations are similar and comparable to the principal segment. Accordingly, future disclosures may reflect the Executone operations combined with the principal segment.

In the first quarter of 2000, the Company generated income from business segments as follows:

(in thousands, except per share                 Principal
amounts)                                         Segment    Executone    Cirilium  Inter-tel.net  Total
                                                 --------    --------    --------    --------    --------
NET SALES                                        $ 79,121    $ 14,800                $  2,442    $ 96,363

OPERATING INCOME (LOSS)                             9,483      (7,825)         --      (2,130)       (472)

   Equity Share of Cirilium Corp.'s net losses         --          --      (1,699)         --      (1,699)

   Interest and other income                          337         (60)                     --         277

   Interest expense                                   (34)        (41)                     --         (75)

NET INCOME (LOSS)                                   6,067      (4,914)     (1,053)     (1,321)     (1,221)

NET INCOME (LOSS) PER SHARE--DILUTED             $   0.23    $  (0.19)   $  (0.04)   $  (0.05)   $  (0.05)

Average number of common
   shares outstanding -- Diluted                   26,249      26,249      26,249      26,249      26,249

     In  December  1999,  Inter-Tel  entered  into an  agreement  with  Hypercom
Corporation to jointly form Cirilium Corporation ("Cirilium"). Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony products and services, including Inter-Tel's Vocal'Net gateway products and technology.

     The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $93.8 million and $64.1 million of total revenues for the quarters ended March 31, 2000 and 1999, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the first quarters of 2000 and 1999, revenues from customers located internationally accounted for 2.6% and 2.2% of total revenues, respectively.

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

OVERVIEW

     Inter-Tel is a leading provider of business key telephone systems, voice processing systems and related software applications for the 40+ station key telephone system market in the United Sates. Inter-Tel is also a leading provider of IP telephony voice and data convergence products. Inter-Tel's products include the AXXESS business telephone system, AXXESSORY TALK voice mail system, Executone computer telephony products, and the InterPrise voice and data routers. Inter-Tel also operates Inter-Tel.net, an IP telephony-based long distance network. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol INTL.

RESULTS OF OPERATIONS

     Net sales increased 47.1% to $96.4 million in the first quarter of 2000 from $65.5 million in the first quarter of 1999. For the quarter ended March 31, 2000, sales from the Company's direct sales offices and from wholesale distribution increased approximately $12.2 million compared to the first quarter of 1999. Sales from the Company's network services group increased $3.3 million over the same periods. The remaining increases were attributable to acquisitions during the quarter and increases from other operations. Please refer to Note E for additional segment reporting information.

The following table sets forth selected statements of income data as a percentage of net sales:

                                                           Three months
                                                          Ended March 31,
                                                          ----------------
                                                          2000       1999
                                                          -----      -----
     Net sales                                            100.0%     100.0%
     Cost of sales                                         56.9       51.7
                                                          -----      -----
     Gross Profit                                          43.1       48.3
     Research and development                               5.9        5.0
     Selling, general and administrative                   32.1       31.4
     IPRD write-off                                         5.6         --
                                                          -----      -----
     Operating income (loss)                               (0.5)      11.9
     Equity share of Cirilium Corp.'s net losses           (1.8)        --
     Interest and other income                              0.3        0.6
     Interest expense                                      (0.1)       0.0
                                                          -----      -----
     Income (loss) before income taxes                     (2.0)      12.5
     Income Taxes                                          (0.8)       4.7
                                                          -----      -----
     Net Income                                            (1.3)%      7.8%
                                                          =====      =====

     Gross profit for the first quarter of 2000 increased 31.2% to $41.5 million, or 43.1% of net sales, from $31.7 million, or 48.3% of net sales, in the first quarter of 1999. The decline in gross profit as a percentage of sales (or gross margin) was primarily attributable to Executone operations, which generated significantly lower margins than the Company's principal segment, as well as the impact of a different sales mix of products and services, and sales through different distribution channels. Increases in sales of traditional and Internet Protocol long distance services, through the Company's NetSolutions and Inter-Tel.net subsidiaries, as a percentage of total sales, also contributed to lower gross margins. In addition, competitive pricing pressures on telephone systems negatively impacted gross margins during the first quarter of 2000.

     Research and development expenses for the first quarter of 2000 increased 71.4% to $5.7 million, or 5.9% of net sales, from $3.3 million, or 5.0% of net sales, for the first quarter of 1999. These increases were primarily attributable to expenses relating to the Executone acquisition, the continued development of the AXXESS networking software and systems, and the design and development of the Company's CTI applications. The Company expects that for the foreseeable future research and development expenses will continue to increase in absolute dollars as the Company continues to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Selling, general and administrative expenses in the first quarter of 2000 increased to $30.9 million, or 32.1% of net sales, from $20.6 million, or 31.4% of net sales, in the first quarter of 1999. The increase in absolute dollars and as a percentage of net sales was primarily due to the acquisition of Executone, as well as increased selling, incentive, training and other compensation costs attributable to the growth of the Company's direct sales offices and additional personnel and marketing expenses to support the operations of Inter-Tel.net. The Company expects that for the foreseeable future selling, general and administrative expenses will continue to increase in absolute dollars, but may vary as a percentage of net sales.

     On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. for $44.3 million in cash plus related acquisition costs, subject to purchase price adjustments as of the closing date. Of the total purchase price, $5.4 million, or $3.4 million after taxes, was written-off as purchased in-process research and development.

     In  December  1999,  Inter-Tel  entered  into an  agreement  with  Hypercom
Corporation to jointly form Cirilium Corporation ("Cirilium"). Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony products and services, including Inter-Tel's Vocal'Net gateway products and technology. The Company owns approximately 47.5% of the outstanding capital stock of Cirilium. Accordingly, the Company recorded the net losses of Cirilium as a single line item below operating income. Pretax losses from Cirilium totaled $1.7 million during the first quarter of 2000.

     Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest decreased in 2000 compared to 1999 based on a lower level of invested funds, principally due to expenditures relating to the Executone acquisition. Other changes in other income primarily reflected differences in net foreign exchange rate gains and losses.

     Net loss for the first quarter was $1.2 million ($0.05 per diluted share) reflecting the write-off of in-process research and development costs noted above, compared to net income of $5.1 million ($0.19 per diluted share) for the first quarter of 1999. Excluding the write-off of in-process research and development costs, net income for the quarter ended March 31, 2000 would have been $2.15 million, or $0.08 per diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had $20.8 million in cash and equivalents, which represented an increase of approximately $1.5 million from December 31, 1999. The Company maintains a $15.0 million unsecured revolving line of credit with Bank One, Arizona, NA. This credit facility is annually renewable and is available through June 1, 2000. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the Company has used the credit facility primarily to support international letters of credit to suppliers. On December 31, 1999, the Company paid cash of approximately $44.3 million plus acquisition costs to purchase certain assets of Executone. This transaction closed on January 1, 2000. The remaining cash balances may be used to further develop and expand Inter-Tel.net and for potential acquisitions, strategic alliances, working capital and general corporate purposes.

         Net cash used in operating activities totaled $1.2 million for the three months ended March 31, 2000, compared to cash provided by operating activities of $3.6 million for the same period in 1999. The operating cash used in the first quarter of 2000 was primarily the result of increases in net operating assets and liabilities, offset by cash generated from operations

(excluding the write-off of in-process research and development costs of $5.4 million associated with the Executone acquisition), including non-cash depreciation and amortization charges. Cash used in operating assets and liabilities in the three month period ended March 31, 2000 was $14.4 million, compared to cash used of $6.8 million in the same period of 1999. During the first quarter of 2000, the Company had higher accounts receivable, inventory, investment in sales-leases and prepaid expenses and other assets that were attributable primarily to the Executone acquisition. The Company expects to expand sales through its direct sales office and dealer networks, including those acquired in the Executone acquisition, which is expected to require working capital for increased accounts receivable and inventories. During the first quarter of 2000, accounts payable and other current liabilities increased primarily as a result of the assumption of liabilities of Executone.

     Net cash provided by investing activities, primarily in the form of cash received from the disposition of the manufacturing operations of Executone to Varian of $6.6 million, offset by cash used for acquisitions, capital and operating lease expenditures, totaled $2.0 million for the quarter ended March 31, 2000, compared to cash used of $5.2 million for the quarter ended March 31, 1999. Net cash used in acquisitions totaled approximately $1.6 million in 2000. Capital expenditures totaled approximately $3.0 million for the same period. The Company anticipates additional capital expenditures during 2000, principally relating to expenditures for equipment and management information systems used in its operations, for facilities expansion and Executone and Inter-Tel.net operations.

     Net cash provided by financing activities totaled $773,000 in the three months ended March 31, 2000 compared to $593,000 for the same period in 1999, related primarily to proceeds from the exercise of stock options, less cash dividends paid.

     The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $175.5 million and $163.7 million remained unbilled at March 31, 2000 and December 31, 1999, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

     The Company believes that its working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand its Executone operations and Inter-Tel.net network, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or the Inter-Tel.net network or through additional acquisitions, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

FACTORS THAT MAY AFFECT RESULTS OF FUTURE OPERATIONS

     THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY RISK FACTORS INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS" BELOW. IN EVALUATING THE COMPANY'S BUSINESS, SHAREHOLDERS AND PROSPECTIVE INVESTORS SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS IN ADDITION TO THE OTHER INFORMATION SET FORTH IN THIS DOCUMENT.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE SUCCESSFULLY, WE MUST CONTINUALLY INTRODUCE NEW AND ENHANCED PRODUCTS AND SERVICES THAT ACHIEVE BROAD MARKET ACCEPTANCE.

The market for our products and services is characterized by rapid technological change, evolving industry standards and persistent customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services as well as develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and could render our products and services obsolete.

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

During the past few years, we have introduced unified messaging on our AXXESSORY TALK platform, developed a number of enhancements to our existing AXXESS and AXXESSORY Talk platforms, introduced the Inter-Tel Vocal'Net Gateway Server and the Inter-Tel Vocal'Net Service Provider Package, and in April 1999, we released the InterPrise 400 voice and data router, our first of a family of voice and data convergence products. Also, during October 1999, we released AXXESS 5.1 and AXXESSORY TALK 5.1 software into production. During the past 12 months, sales of our AXXESS digital communications platforms and related software have comprised a substantial portion of our net sales. We expect that our future success will continue to depend, in large part, upon the increasing commercial acceptance of the InterPrise products and the AXXESS platform, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will succeed in the future. Our future success will also depend upon the market acceptance of our other new products and enhancements, including the products that we purchased from Executone, pursuant to our announcement on January 1, 2000.

WE FACE RISKS ASSOCIATED WITH THE INTER-TEL VOCAL'NET, INTER-TEL SERVICE PROVIDER PACKAGE AND INTER-TEL INTERPRISE PRODUCTS.

Over the past 2 years, we have introduced the Inter-Tel Vocal'Net Server, the Inter-Tel Service Provider Package, and Inter-Tel InterPrise products. Although the Inter-Tel Vocal'Net gateways and Service Provider Package were transferred to Cirilium in 1999, the products continue to be used in the Inter-Tel.net network. We cannot assure you that the functionality, scalability, and reliability of the Inter-Tel Vocal'Net gateways, Inter-Tel Service Provider Package and Inter-Tel InterPrise product lines will achieve broad market acceptance. In addition, we cannot assure you that these products will comply with industry standards or that emerging industry standards will not render our IP telephony products obsolete. If these products fail to achieve market acceptance, our business, financial condition and operating results could be significantly harmed.

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

Consequently, we cannot assure you that our expectations and objectives for the Cirilium venture with Hypercom will be successfully attained. For the quarter ended March 31, 2000, we recorded a net loss of $1.2 million, or $(0.04) per share, related to our interest in Cirilium.

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

Our telecommunications products are highly complex. Although our new products and upgrades are examined and tested prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers may discover program errors or other defects after new products and upgrades have been released. Some of these errors or "bugs" may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards designed to minimize the number of errors or other defects in our products, we cannot assure you that our new products and upgrades will be free of bugs when released. If we are unable to quickly or successfully correct bugs identified after release, we could experience:

     *    costs associated with the remediation of any problems;
     *    costs associated with design modifications;
     *    loss of or delay in revenues;
     *    loss of customers;
     *    failure to achieve market acceptance or loss of market share;
     *    increased service and warranty costs;
     *    legal actions by our customers; and
     *    increased insurance costs.

THE COMPLEXITY OF OUR PRODUCTS COULD CAUSE DELAYS IN THE DEVELOPMENT AND RELEASE OF NEW PRODUCTS AND SERVICES. AS A RESULT, CUSTOMER DEMAND FOR OUR PRODUCTS COULD DECLINE, WHICH COULD CAUSE OUR BUSINESS TO BE HARMED.

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

The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure you that voice communications over IP networks will become widespread. Even if voice communications over IP networks become widespread in the future, we cannot assure you that our products, particularly the Inter-Tel InterPrise product lines, will successfully compete against other market players and attain broad market acceptance.

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

Substantial government regulation or government imposition of fees, charges, taxes or regulation may significantly harm the acceptance and attractiveness of IP network voice communications. Also, we cannot predict the likelihood that any future legislation or regulation will be enacted, nor the financial impact, if any, of such resulting legislation or regulation. In addition, we may develop and release other products with new telecommunications capabilities or services which could be subject to existing federal government regulations or which could trigger the enactment of additional domestic or foreign government regulations.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND MAY BE INFRINGING UPON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

Our success depends upon our proprietary technology. We currently hold patents for 18 telecommunication and unified messaging products and have also applied to the U.S. Patent and Trademark Office for seven additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

We cannot assure you that any patent, trademark or copyright that we own or have applied to own, will not be invalidated, circumvented or challenged by a third party. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could be costly, absorb significant management time and harm our business.

We also cannot assure you that third parties will not claim our current or future products or services infringe upon their rights. Occasionally, we are subject to proceedings alleging that certain of our key products infringed upon third party intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We recently received a letter and viewed a presentation from one of our primary competitors, Lucent, alleging that our AXXESS digital communications platform utilizes inventions covered by certain of such competitor's patents. We are continuing the process of investigating this matter. Additionally, we recently received a letter from AT&T alleging that certain of our IP products infringe upon certain intellectual property protected by AT&T's patents. When any such claims are asserted against us, we may seek to license the third party's intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure you that a license will be available on prices or other terms acceptable to us, if at all. Alternatively, we could resort to litigation to challenge such a claim. Litigation could require us to expend significant sums of cash and divert our management's attention. In the event that a court renders an enforceable decision with respect to our intellectual property, we may be required to pay significant damages, develop non-infringing technology or acquire licenses to the technology that is the subject of the infringement. Any of these actions or outcomes could harm our business, financial condition and operating results. If we are unable or choose not to license technology, or decide not to challenge a third party's rights, we could encounter substantial and costly delays in product introductions. These delays could result from efforts to design around asserted third party rights or our discovery that the development, manufacture or sale of products requiring these licenses could be foreclosed.

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

WE MAY EXPERIENCE DIFFICULTIES DEVELOPING, MAINTAINING AND IMPROVING THE QUALITY OF INTER-TEL.NET, OUR INTERNAL IP NETWORK, AND REQUIRE MORE DEPENDENCE ON THIRD-PARTY SUPPLIERS OF TELECOMMUNICATIONS AND NETWORK TRANSMISSION SERVICES.

The Company is currently utilizing Cirilium's Inter-Tel Vocal'Net technology and Inter-Tel InterPrise products to develop and expand our own IP long-distance network, Inter-Tel.net, to carry voice and data traffic. The Inter-Tel.net network is currently in the process of deployment and, accordingly, is subject to risks and uncertainties. To date, the Inter-Tel.net network has established domestic points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno, Atlanta, Houston, Los Angeles, Dallas and Miami/Ft. Lauderdale, and international points of presence in Monterey, Puebla, Mexico City and Guadalajara. In addition, Inter-Tel.net has alliances with other third party domestic and international IP long distance providers to originate and terminate calls. If the domestic or international market for IP network products fails to develop or develops more slowly than we anticipate, or if we experience difficulty in the integration of the TMSI technology, our Inter-Tel.net network could become financially burdensome to maintain or obsolete, which could harm our business.

In addition, we are dependent on third-party or affiliate suppliers of telecommunications and Internet network transmission services for implementation of Inter-Tel.net, and we currently do not have long-term contracts with these suppliers. The successful expansion of Inter-Tel.net depends on our ability to obtain services from these suppliers. Some of these suppliers are or may become our competitors and have not agreed to restrict competition against us. If these suppliers raise rates, change pricing structures, experience power or bandwidth outages, or suffer delays in provision of local circuits, our operations and business may be harmed. We cannot assure you that there will not be a significant disruption of service provided by these suppliers, now or in the future, that would harm our ability to provide undisrupted services to our customers. We also cannot assure you that products developed by our suppliers will not suffer from speed and scalability problems that could harm our business.

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

ANY BUSINESS ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

As part of our business strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

     * difficulty of assimilating the operations, products and personnel of the acquired business;
     *    potential disruption of our ongoing business;
     *    unanticipated costs associated with the acquisition;
     * inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;
     *    the division of management's attention from our core business;
     * inability to maintain uniform standards, controls, policies and procedures; and
     * impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

In particular, in January 2000, we acquired certain assets and liabilities of Executone Information Systems. We may fail to address adequately the risks described above relating to our Executone acquisition, and this failure could harm our operating results. In this regard, our gross profit for the quarter ended March 31, 2000 was negatively affected by Executone operations, which generated significant operating losses. These losses were principally attributable to significant margin erosion in Executone's system sales. In addition, to the extent that shares of our stock or the rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing shareholders will result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS FOR KEY COMPONENTS AND OUR INCREASING DEPENDENCE ON CONTRACT MANUFACTURERS COULD IMPAIR OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES IN A TIMELY MANNER.

We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves certain risks and uncertainties, including the possibility of a shortage or delivery delay for certain key components, although we believe that alternate sources are available for most key components. We currently manufacture our products through manufacturers located in the United States, the Philippines, the People's Republic of China and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communication platforms as well as substantially all of the Executone Computer Telephony products. Although we set manufacturing specifications and conditions for our products, and all of our contract manufacturers must meet our requirements for manufacturing process and quality assurance before we enter into manufacturing agreements, we have occasionally experienced delays in the supply of components and finished goods. We cannot assure you that we will not experience similar delays in the future.

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

A substantial portion of our net sales is made through our network of independent dealers. We face intense competition from other telephone system and voice processing system manufacturers for these dealers' business, as most of our dealers carry products that compete with our products. We cannot assure you that any of our dealers will not promote the products of our competitors to our detriment. The loss of any significant dealer or group of dealers, including those who distribute our recently acquired Executone products, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE GROWTH IN OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. Our loss of any key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, make timely product introductions and meet other key objectives and therefore harm our business. We cannot assure you that we will be able to continue attracting and retaining the qualified personnel necessary for the development of our business. Moreover, the growth in our business has placed, and is expected to continue to place, a significant strain on our personnel, management and other resources. Our ability to manage any future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management information systems.

GOVERNMENT REGULATION OF THIRD PARTY LONG DISTANCE AND NETWORK SERVICE ENTITIES ON WHICH WE RELY MAY HARM OUR BUSINESS

Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide network services to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure you that the increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which we have minimum use requirements and/or costs. The market for long distance services is experiencing, and is expected to continue experiencing significant price competition, and this may cause a decrease in end-user rates. We cannot assure you that we will meet minimum use commitments, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable long distance and network services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own long distance and network services will be harmed.

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

Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

     *    volume and timing of orders received during the quarter;
     *    the mix of products sold;
     *    the mix of distribution channels;
     *    general economic conditions;
     *    patterns of capital spending by customers;
     * the timing of new product announcements and releases by us and our competitors;
     * the operating results of Cirilium, which are largely beyond our ability to control;
     * pricing pressures, the cost and effect of acquisitions, in particular the Executone acquisition; and
     * the availability and cost of products and components from our suppliers.

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

YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

The date fields coded in many software products and computer systems need to be able to distinguish 21st century dates from the 20th century dates, including leap year calculations. The failure to be able to accurately distinguish these dates is commonly known as the year 2000 problem. While we have yet to experience any material year 2000 problems, the computer software programs and operating systems used in our internal operations, including our financial, product development, order management and manufacturing systems, could experience errors or interruptions due to the year 2000 problem. In addition, it is possible that our suppliers' and service providers' failure to adequately address the year 2000 problem could have an adverse effect on their operations, which, in turn, could have an adverse impact on us.

OUR CHAIRMAN OF THE BOARD OF DIRECTORS, CEO AND PRESIDENT WILL CONTROL 20.6% OF OUR COMMON STOCK AND BE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL

As of December 31, 1999, Steven G. Mihaylo, our Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 20.6% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of us.

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION

     Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of shareholders, if a stockholder of the Company fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement. Since the Company mailed its proxy statement for the 2000 annual meeting of stockholders on May 3, 2000, the deadline for receipt of any such stockholder proposal for the 2001 annual meeting of stockholders is March 9, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibits: Exhibit 27: Financial Data Schedule

     Reports on Form 8-K:

     During the quarter ended March 31, 2000 the Company filed the following current reports on Form 8-K:

     1. On January 14, 2000, effective on the report date of January 1, 2000, the Company filed Form 8-K in connection with acquisition of the computer telephony assets of Executone Information Systems, Inc. ("Executone") for $44.3 million in cash plus the assumption of certain liabilities, subject to purchase price adjustments as of the closing date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTER-TEL, INCORPORATED


May 15, 2000                            /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo
                                        Chairman of the Board, Chief Executive
                                        Officer and President


May 15, 2000                            /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip
                                        Vice President and
                                        Chief Financial Officer