Form 10-Q
period 2000-06-30
INTER TEL INC
filed 2000-08-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER:

             JUNE 30, 2000                                   0-10211


                             INTER-TEL, INCORPORATED


   Incorporated in the State of Arizona               I.R.S. No. 86-0220994


                        120 NORTH 44TH STREET, SUITE 200
                           PHOENIX, ARIZONA 85034-1822

                                 (602) 302-8900



                                  Common Stock
               (26,424,825 shares outstanding as of June 30, 2000)

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
                    INTER-TEL, INCORPORATED AND SUBSIDIARIES

                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       3

        Condensed consolidated balance sheets--June 30,
          2000 and December 31, 1999                                           3

        Condensed consolidated statements of operations -- three and six
          months ended June 30, 2000 and June 30, 1999                         4

        Condensed consolidated statements of cash flows -- three and
          six months ended June 30, 2000 and June 30, 1999                     5

        Notes to condensed consolidated financial statements --
          June 30, 2000                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             11

PART II. OTHER INFORMATION                                                    24

SIGNATURES                                                                    25

PART I. FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)                                          June 30,    December 31,
                                                          2000          1999
                                                       ---------    ------------
                                                      (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS
     Cash and equivalents                              $  29,170      $  19,226
     Accounts receivable - net                            60,225         49,583
     Inventories                                          29,977         18,816
     Net investment in sales-leases                       13,741         14,466
     Restricted cash for acquisition                          --         12,097
     Deferred income taxes                                27,165             --
     Prepaid expenses and other assets                     7,766          4,926
                                                       ---------      ---------
     TOTAL CURRENT ASSETS                                168,044        119,114

PROPERTY, PLANT & EQUIPMENT                               29,806         28,706
EQUIPMENT HELD UNDER LEASE, NET                            4,520          5,310
GOODWILL AND OTHER INTANGIBLES                            16,852         16,452
NET INVESTMENT IN SALES-LEASES                            23,639         30,258
RESTRICTED CASH FOR ACQUISITION                               --         32,203
OTHER ASSETS                                               4,745          8,206
                                                       ---------      ---------
                                                       $ 247,606      $ 240,249
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                  $  41,568      $  20,540
     Accrued expenses                                     29,470         25,937
     Restructuring charges                                 4,825             --
     Current maturities of long-term debt                  1,040            525
     Other current liabilities                            11,993         11,187
                                                       ---------      ---------
     TOTAL CURRENT LIABILITIES                            88,896         58,189

DEFERRED TAX LIABILITY                                     7,804          6,278
LONG TERM DEBT                                             2,954          1,231
OTHER LIABILITIES                                         13,322          6,430

SHAREHOLDERS' EQUITY
     Common Stock                                        107,280        106,853
     Less:  shareholder loans                             (1,018)        (1,116)
     Retained earnings                                    38,093         75,835
     Accumulated other comprehensive income                   56            177
                                                       ---------      ---------
                                                         144,411        181,749

     Less:  Treasury stock at cost                        (9,781)       (13,628)
                                                       ---------      ---------

TOTAL SHAREHOLDERS' EQUITY                               134,630        168,121
                                                       ---------      ---------

                                                       $ 247,606      $ 240,249
                                                       =========      =========
See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except                                   Three Months               Six Months
per share amounts)                                      Ended June 30,           Ended June 30,
                                                     2000         1999         2000         1999
                                                   ---------    ---------    ---------    ---------
NET SALES                                          $ 101,089    $  77,788    $ 197,452    $ 143,313

Cost of sales                                         63,040       38,269      117,863       72,122
Cost of sales - Executone restructuring                7,639           --        7,639           --
                                                   ---------    ---------    ---------    ---------
Total cost of sales                                   70,679       38,269      125,502       72,122

GROSS PROFIT                                          30,410       39,519       71,950       71,191

     Research & development                            5,431        3,725       11,099        7,032
     Selling, general and administrative              32,954       24,625       63,865       45,204
     Restructuring charge                             45,245           --       45,245           --
     In-process research and development                  --           --        5,433           --
                                                   ---------    ---------    ---------    ---------
                                                      83,630       28,350      125,642       52,236
                                                   ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                              (53,220)      11,169      (53,692)      18,955

     Equity share of Cirilium Corp.'s net losses      (2,215)          --       (3,914)          --
     Interest and other income                           396          491          673          925
     Interest expense                                    (62)         (13)        (137)         (25)
                                                   ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                    (55,101)      11,647      (57,070)      19,855
INCOME TAXES                                         (20,939)       4,426      (21,687)       7,542
                                                   ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                  $ (34,162)   $   7,221    $ (35,383)   $  12,313
                                                   =========    =========    =========    =========

NET INCOME (LOSS) PER SHARE-BASIC                  $   (1.30)   $    0.28    $   (1.34)   $    0.47
                                                   =========    =========    =========    =========

NET INCOME (LOSS) PER SHARE-DILUTED                $   (1.30)   $    0.27    $   (1.34)   $    0.46
                                                   =========    =========    =========    =========
Average number of common shares
     Outstanding - Basic                              26,371       25,826       26,310       25,961
                                                   =========    =========    =========    =========
Average number of common shares
     Outstanding - Diluted                            26,371       26,711       26,310       26,994
                                                   =========    =========    =========    =========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands, except                                    Three Months            Six Months
per share amounts)                                      Ended June 30,          Ended June 30,
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
OPERATING ACTIVITIES
Net Income (loss)                                     (34,162)      7,221     (35,383)     12,313
Adjustments to reflect operating activities:
       Depreciation and amortization                    3,562       2,201       6,756       4,324
       Non-cash portion of restructuring charge        41,783          --      41,783          --
       Purchased in-process research and
          development                                      --          --       5,433          --
       Changes in operating assets and liabilities     (6,397)     (5,704)    (20,749)    (12,511)
       Other                                            6,546       3,701      12,303       6,934
                                                     --------    --------    --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES              11,332       7,419      10,143      11,060

INVESTING ACTIVITIES
     Additions to property and equipment and
       operating leases                                (3,197)     (4,435)     (6,201)     (9,380)
     Proceeds from disposal of property
       and equipment                                        4       1,999          11       1,999
     Proceeds from disposition of business segment         --          --       6,602          --
     Cash used in acquisitions                             --        (500)     (1,647)       (720)
                                                     --------    --------    --------    --------

NET CASH USED IN INVESTING ACTIVITIES                  (3,193)     (2,936)     (1,235)     (8,101)

FINANCING ACTIVITIES
     Cash dividends paid                                 (263)       (262)       (526)       (522)
     Payments on long-term debt                          (329)         --        (551)         --
     Treasury stock purchases                              --      (6,682)         --      (6,682)
     Proceeds from stock issued under the ESPP            495         421         495         421
     Proceeds from exercise of stock options              360         160       1,618       1,013
                                                     --------    --------    --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       263      (6,363)      1,036      (5,770)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS             8,402      (1,880)      9,944      (2,811)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            20,768      62,193      19,226      63,124
                                                     --------    --------    --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                $ 29,170    $ 60,313    $ 29,170    $ 60,313
                                                     ========    ========    ========    ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B--EARNINGS PER SHARE

     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                       Three Months Ended              Six Months Ended
per share amounts)                      June 30, 2000  June 30, 1999   June 30, 2000  June 30, 1999
                                        -------------  -------------   -------------  -------------
Numerator:
  Net income                               $(34,162)      $ 7,221         $(35,383)      $12,313
                                           ========       =======         ========       =======

Denominator:
  Denominator for basic earnings per
   share - weighted average shares           26,371        25,826           26,310        25,961

Effect of dilutive securities:
  Employee and director stock options            --           885               --         1,033
                                           --------       -------         --------       -------

Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions            26,371        26,711           26,310        26,994
                                           ========       =======         ========       =======

Basic earnings per share                   $  (1.30)      $  0.28         $  (1.34)      $  0.47
                                           ========       =======         ========       =======

Diluted earnings per share                 $  (1.30)      $  0.27         $  (1.34)      $  0.46
                                           ========       =======         ========       =======

NOTE C - ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING CHARGES

EXECUTONE

     On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. ("Executone") for $44.3 million in cash plus related acquisition costs, subject to purchase price adjustments as of the closing date. Executone was based in Milford, CT, with offices located in Poway, California and Oakton, Virginia. Executone specialized in database design and systems integration for small- to medium-size businesses that utilize advanced telecommunications products and services. The

     Executone transaction was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes) was written-off as purchased in-process research and development. During the first quarter of 2000, the Executone division recognized losses of approximately $2.5 million ($1.5 million after taxes, or $.06 per diluted share) excluding the charge for in-process research and development.

     In connection with the Executone acquisition, the Company sold Executone's manufacturing assets and liabilities to Varian Associates, Inc. ("Varian") of Tempe, Arizona at a net book value of $6.6 million.

     During the second quarter of 2000, the Executone division continued to experience significant losses. The Executone division recognized pre-tax losses during the second quarter and six months ended June 30, 2000 of $3.4 million, or $2.1 million after-tax ($.08 per diluted share) and $5.9 million, or $3.6 million after-tax ($.14 per diluted share), respectively. As a result of these losses, together with other considerations noted below, the Company decided to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to the Executone operations. At the time the original purchase was recorded, the Company had not anticipated closing the Milford facility. After incurring higher than anticipated losses from Executone operations and after a deterioration in the Executone business, including loss of dealers and customers, delays in introduction and acceptance of new products, the Company's management decided it was in the best interests of the Company and its shareholders to close the Connecticut facility and consolidate its operations into the Company's metro-Phoenix, Arizona facilities.

     The Company has revised its acquisition plan and, accordingly, has accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. The Company has finalized its plan for the exiting of activities and the involuntary termination or relocation of employees in connection with the integration of Executone operations. Accrued costs associated with this plan are estimates.

     The Company formulated and announced plans during the second quarter for the closure and consolidation of the Executone Milford facility. On May 22, the Company announced that it would be closing the Executone facility in Milford and consolidating the Executone operations into the Company's existing operations in Arizona. On that date, members of the Company's management notified all of the Executone employees of the plans to consolidate the facilities and each employee was offered the opportunity to relocate to Arizona. The costs of employee termination benefits related to the reduction of approximately 140 positions in Milford relating to those employees who chose not to move, which represented substantially all of the employees of that facility.

     The Company expects that the consolidation of the Milford, CT facility will be completed by the end of 2000, except for certain long-term contractual obligations described below. The Company expects that the operations in Poway, CA will be consolidated with the Arizona operations on or before the end of 2000. The Executone operation in Oakton, Virginia will remain in operation as a sales office for Inter-Tel's Government Systems group.

     In addition to the personnel severance, termination, plant closure and other related costs attributable to the plant closing, the Company also recorded a reserve for costs associated with building, furniture and equipment lease obligations, as well as write-offs for impairment of assets, including inventory, accounts and notes receivable, fixed assets and goodwill.

     Inventories were impaired based on current sales prices compared to current costs, the decision by a number of dealers to no longer sell the Executone product, customer preference for Inter-Tel branded products over Executone branded products, excess and obsolete inventory, and management's decision not to pursue continued product development on new or existing product lines. During the first six months of 2000, various dealers and customers failed to purchase Executone products for new installations, purchased less products, took on competitive product lines and/or otherwise gave notice to the Company of the intent to reduce or minimize further business transactions with the Company for Executone products.

     Exit costs associated with the closure of the Milford facility also include liabilities for building, furniture and equipment lease, and other contractual obligations. The Company is liable for the lease on the Milford buildings through January 2005. Various furniture leases run concurrently through March 2002. Other capital leases for computer and other equipment terminate on varying dates through September 2002. To date, other than a sublease agreement with eLOT, Inc. for part of the facility and equipment, the Company has been unable to sublease a significant portion of the buildings or the related furniture and equipment. The reserve for lease and other contractual obligations is identified in the table below.

     The Executone business has operated at a cash deficit since the acquisition date. Pre-tax operating losses for Executone totaled approximately $5.9 million during the first six months of 2000, and the Company has experienced negative cash flows during this same period. In addition to incurring ongoing losses from Executone operations and business deterioration, the Company has experienced loss of Executone dealers and customers, delays in introduction and acceptance of new products, a deterioration in the accounts receivable agings, customer preference for Inter-Tel branded products over the Executone brand and the lack of continuity of personnel, including loss of key management and product development personnel. As a result, the Company believes that the Executone business now offers no value from the Executone business, products and related trademark, brand and name. Dealer and customer lists have yielded much less value than originally anticipated from the transaction. Accordingly, the Company has increased its reserve for accounts receivable.

     In addition, as part of the restructuring, the Company has recorded a charge for impairment to the goodwill. For the six months ended June 30, 2000, the Company experienced negative cash flows from the Executone division of approximately $9.8 million. Revenues, customer orders for new installations of Executone products, customer and employee retention, trade and brand name recognition, and other reasons for initially purchasing the Executone computer telephony business have fallen significantly below management expectations. Accordingly, the Company has determined that no value exists in the goodwill originally recorded for the Executone operations. Refer to the table below for more information regarding the details of the charge.

     The following tables summarize details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed.

                                                                       RESERVE
                                    CASH/   RESTRUCTURING              BALANCE
         DESCRIPTION               NONCASH     CHARGE      ACTIVITY   AT 6/30/00
         -----------               -------     ------      --------   ----------
                                                 (In thousands)

PERSONNEL COSTS:
  Severance and termination costs   Cash       $(1,583)        134     $(1,449)
  Other Plant closure costs         Cash          (230)         25        (205)

LEASE TERMINATION AND OTHER
CONTRACTUAL OBLIGATIONS (NET OF
ANTICIPATED RECOVERY):
  Building and equipment leases     Cash        (7,444)        173      (7,271)
  Other contractual obligations     Cash        (1,700)         --      (1,700)

IMPAIRMENT OF ASSETS:
  Inventories                      NonCash      (5,939)      5,939          --
  Accounts receivable              NonCash      (1,685)      1,685          --
  Fixed assets                     NonCash      (3,151)      3,151          --
  Net intangible assets            NonCash     (29,184)     29,184          --
                                              --------                --------
TOTAL                                          (50,916)                (10,625)
                                              ========                ========

     Included in the total Executone restructuring costs of $50.9 million is a $45.2 million restructuring charge for exit costs and asset impairment, and $7.6 million associated with the impairment of inventories, which has accordingly been recorded as additional costs of sales. Refer to Management's Discussion and Analysis for additional information.

INTER-TEL.NET

     During the second quarter, Inter-Tel recorded a pre-tax charge associated with Inter-Tel.net operations of $2.0 million ($1.2 million after-tax), related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of redundant facilities. Inter-Tel.net is in the process of adding new technology to be implemented throughout the Inter-Tel.net network. The changes to the Inter-Tel.net network are designed to improve the voice quality, design and interoperability, and to allow Inter-Tel to better position itself to sell services to its enterprise customers.

     The pre-tax charge associated with Inter-Tel.net is related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network, and lease termination costs of redundant facilities, summarized as follows:

                                                                       RESERVE
                                    CASH/   RESTRUCTURING              BALANCE
         DESCRIPTION               NONCASH     CHARGE      ACTIVITY   AT 6/30/00
         -----------               -------     ------      --------   ----------
                                                 (In thousands)
LEASE TERMINATION OBLIGATIONS
(NET OF ANTICIPATED RECOVERY):
  Building leases                   Cash         (144)          27       (117)

IMPAIRMENT OF ASSETS:
  Fixed assets                     NonCash     (1,824)       1,824         --
                                               ------                    ----
TOTAL                                          (1,968)                   (117)
                                               ======                    ====

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

     Prior to this quarter, the Company had viewed its operations as principally one segment; telephone systems, telecommunications software and hardware, and related long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia and South America. As a result, financial information disclosed previously materially represented all of the financial information related to the Company's principal operating segment. Although the operations of Executone are identified separately below, the Executone operations are similar and comparable to the principal segment and future disclosures will likely reflect the Executone operations combined with the principal segment.

     In the second quarter of 2000, the Company generated income from business segments, including one-time charges, as follows:

(in thousands, except per share                 PRINCIPAL                             INTER-
amounts)                                         SEGMENT     EXECUTONE   CIRILIUM    TEL.NET       TOTAL
                                                 -------     ---------   --------    -------       -----
Net sales                                        $ 80,460    $ 13,638    $     --    $  6,991    $ 101,089


Operating income (loss)                             8,555     (54,218)         --      (7,557)   $ (53,220)

   Equity Share of Cirilium Corp.'s net losses         --          --      (2,215)         --       (2,215)
   Interest and other income                          422         (27)         --           1          396
   Interest expense                                   (27)        (35)         --          --          (62)

Net income (loss)                                   5,549     (33,654)     (1,373)     (4,684)     (34,162)

Net Income (loss) per share--diluted             $   0.21    $  (1.28)   $  (0.05)   $  (0.18)   $   (1.30)

Average number of common
   shares outstanding - diluted                    27,063      26,371      26,371      26,371       26,371

     In  December  1999,  Inter-Tel  entered  into an  agreement  with  Hypercom
Corporation to jointly form Cirilium Corporation ("Cirilium"). Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony products and services, including Inter-Tel's Vocal'Net gateway products and technology.

     The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $98.4 million and $76.0 million of total revenues for the quarters ended June 30, 2000 and 1999, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the second quarters of 2000 and 1999, revenues from customers located internationally accounted for 2.6% and 2.2% of total revenues, respectively.

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

OVERVIEW

     Inter-Tel is a leading provider of business telephone systems, voice processing systems and related software applications for the 40+ station telephone system market in the United Sates. Inter-Tel is also a leading provider of IP telephony voice and data convergence products. Inter-Tel's products include the AXXESS business telephone system, AXXESSORY TALK voice mail system, Executone computer telephony products, and the InterPrise voice and data routers. Inter-Tel also operates Inter-Tel.net, an IP telephony-based long distance network. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol INTL.

RESULTS OF OPERATIONS

     Net sales for the second quarter of 2000 increased 30.0% to $101.1 million, compared to $77.8 million in the second quarter of 1999. Net sales increased 37.8% to $197.5 million in the first six months of 2000, compared to $143.3 million in the first six months of 1999. For the quarter and six months ended June 30, 2000, sales from wholesale distribution and direct sales offices accounted for approximately $14.5 million and $42.6 million, respectively, of the increase in net sales. The increase in net sales was also attributable to increases in sales of network services.

     The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                   -------------------      -------------------
                                    2000         1999        2000         1999
                                   ------       ------      ------       ------

NET SALES                           100.0%       100.0%      100.0%       100.0%
Cost of sales                        62.4         49.2        59.7         50.3
Cost of sales - Executone
    Restructuring                     7.6          0.0         3.9          0.0
                                   ------       ------      ------       ------
Total cost of sales                  69.9         49.2        63.6         50.3

GROSS PROFIT                         30.1         50.8        36.4         49.7

Research and development              5.4          4.8         5.6          4.9
Selling, general and
    administrative                   32.6         31.6        32.3         31.5
Restructuring Charge                 44.7          0.0        22.9          0.0
IPRD write-off                        0.0          0.0         2.8          0.0
                                   ------       ------      ------       ------

OPERATING INCOME                    (52.6)        14.4       (27.2)        13.3

Equity Share of Cirilium
  Corp's net losses                  (2.2)         0.0        (2.0)         0.0
Interest and other income             0.4          0.6         0.3          0.6
Interest expense                     (0.1)         0.0        (0.1)         0.0
Income taxes                        (20.7)         5.7       (11.0)         5.3
                                   ------       ------      ------       ------
Net income (loss)                   (33.8)%        9.3%      (17.9)%        8.6%
                                   ======       ======      ======       ======

     Included in the table above are total Executone restructuring costs of $50.9 million. The restructuring charge for exit costs and asset impairment represents $45.2 million, and the remaining $7.6 million is associated with the impairment of inventories, which has accordingly been recorded as additional costs of sales. The restructuring costs are the result of management's decision to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to the entire Executone operations. After incurring higher than anticipated losses from Executone operations and experiencing a material deterioration in the business, including loss of dealers and customers, delays in introduction and acceptance of new products, management decided it was in the best interests of the Company and its shareholders to close the Connecticut facility, consolidate the operations into the Company's metro Phoenix, Arizona facilities and record the one-time charge.

     Gross profit for the second quarter of 2000 excluding the Executone restructuring costs was $38.0 million, or 37.6% of net sales, compared to $39.5 million, or 50.8% of net sales, for the second quarter of 1999. Gross profit increased 11.8% to $79.6 million, or 40.3% of net sales, in the first six months of 2000 compared to $71.2 million, or 49.7% of net sales, in the first six months of 1999. Including the Executone restructuring cost of sales, gross margin was 30.1% and 36.4% for the second quarter and six months ended June 30, 2000, respectively. Gross margins in the second quarter of 2000 excluding the Executone restructuring costs decreased primarily as a result of lower margins from Inter-Tel.net and the acquired Executone operations. To a lesser extent, margins were lower as a result of sales channel and product mix, as well as competitive pricing pressures. A smaller portion of the Company's sales increases were through direct channels, where the Company has historically generated higher margins, as compared to sales through the network services group, which has generated lower gross margins.

     Research and development expenses for the second quarter of 2000 increased to $5.4 million, or 5.4% of net sales, compared to $3.7 million, or 4.8% of net sales, for the second quarter of 1999. Research and development expenses increased to $11.1 million, or 5.6% of net sales, in the first six months of 2000 compared to $7.0 million, or 4.9% of net sales, in the first six months of 1999. The increases in absolute dollars and as a percentage of net sales in both periods were primarily attributable to expenses relating to the development and introduction of new products, including the continuing development and improvement of the Company's AXXESS digital communication platforms, call processing and voice processing software, CTI products, unified messaging and IP voice solutions. Costs were also incurred for new and sustaining product development associated with the Executone operations. With the exception of the acquired Executone operations, the Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop new software and to enhance existing technologies and products. These expenses may vary in the future, however, as a percentage of net sales.

     Selling, general and administrative expenses for the second quarter of 2000 increased in absolute dollars to $32.95 million compared to $24.6 million for the second quarter of 1999. Selling, general and administrative expenses increased to $63.9 million in the first six months of 2000 compared to $45.2 million in the first six months of 1999. The increases in absolute dollars and as a percentage of net sales for the quarter and six months ended June 30, 2000, were attributable in part to continued efforts to hire and train additional sales personnel throughout Inter-Tel's direct sales offices. During the second quarter, the Company analyzed productive and non-productive employees, and through attrition and layoffs, incurred higher than anticipated costs. The Company has also incurred additional personnel and marketing costs to support the operations of Inter-Tel.net. The Company has incurred and will incur additional costs associated with the closure of the Executone facility in Milford, CT, including moving and integration costs that were not included in the one-time charge. With the exception of costs associated with the Executone operations, the Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary in the future as a percentage of net sales.

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

     In  December  1999,  Inter-Tel  entered  into an  agreement  with  Hypercom
Corporation to jointly form Cirilium Corporation ("Cirilium"). Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony products and services, including Inter-Tel's Vocal'Net gateway products and technology. The Company owns approximately 45.25% of the outstanding capital stock of Cirilium. Accordingly, the Company recorded the net losses of Cirilium as a single line item below operating income. Pretax losses from Cirilium totaled $2.2 million and $3.9 million for the quarter and six months ended June 30, 2000, respectively.

     During the second quarter, the Company recorded a one-time after-tax restructuring charge of $31.6 million associated with the restructuring and write-off of assets in connection with the acquired Executone operations, including $4.7 million after-tax for the impairment of inventories included in cost of sales. Included in the remaining after-tax charge of $26.9 million were costs for the plant closure, severance and related termination benefits for terminated employees, lease obligations and other contractual obligations, as well as the impairment of accounts receivable, fixed assets and intangible assets. In addition, during the second quarter, Inter-Tel recorded an after-tax charge associated with Inter-Tel.net operations of $1.2 million, related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of redundant facilities. The charges, including the amounts attributable to cost of sales, reduced diluted earnings per share by $1.24 per share and $1.25 per share for the second quarter and six months ended June 30, 2000, respectively.

     Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest decreased in both comparable periods of 2000 based on a lower level of invested funds. Other changes in other income primarily reflected differences in net foreign exchange rate gains and losses.

     Net loss for the second quarter was $34.2 million (loss of $1.30 per diluted share), compared to net income of $7.2 million ($0.27 per diluted share) for the second quarter of 1999, reflecting the charges (including cost of sales) associated with the Executone and Inter-Tel.net operations noted above. Net loss for the six months ended June 30, 1999 was $35.4 million (loss of $1.34 per diluted share), compared to net income of $12.3 million, or $0.46 per diluted share, in the first six months of 1999, reflecting again the charges noted above. Excluding such charges, net loss for the quarter ended June 30, 2000 would have been reduced to $1.4 million (loss of $0.05 per share). Moreover, excluding the charges, net income for the six months ended June 30, 1999 would have been $773,000 ($0.03 per diluted share).

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had $29.2 million in cash and equivalents, which represented an increase of approximately $9.9 million from December 31, 1999. On June 1, 2000, the Company increased its unsecured revolving line of credit with Bank One, Arizona, NA to $25 million. This credit facility is available through June 1, 2002. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the Company has used the credit facility primarily to support international letters of credit to suppliers. On December 31, 1999, the Company paid cash of approximately $44.3 million plus acquisition costs to purchase certain assets of Executone. This transaction closed on January 1, 2000. The remaining cash balances may be used to further develop and expand Inter-Tel.net and for potential acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $10.1 million for the six months ended June 30, 2000, compared to $11.1 million for the same period in 1999. The operating cash provided in the six months ended June 30, 2000 was primarily the result of income from operations after considering the non-cash portion of restructuring charges and the non-cash depreciation and amortization charges. Cash used in operating assets and liabilities in the six month period ended June 30, 2000 was $20.7 million, compared to $12.5 million in the same period of 1999. During the first six months of 2000, the Company had higher accounts receivable, inventory, and prepaid expenses and other assets than at December 31, 1999, attributable primarily to the Executone acquisition. The Company expects to expand sales through its direct sales office and dealer networks, which is expected to require working capital for increased accounts receivable and inventories. During the fist six months of 2000, accounts payable and other current liabilities increased primarily as a result of the assumption of liabilities of Executone.

     Net cash used in investing activities, primarily in the form of cash used for acquisitions, capital and operating lease expenditures, offset by cash received from the disposition of the manufacturing operations of Executone to Varian of $6.6 million, totaled $1.2 million for the six months ended June 30, 2000, compared to cash used of $8.1 million for the six months ended June 30, 1999. Net cash used in acquisitions totaled approximately $1.6 million in 2000. Capital expenditures totaled approximately $6.2 million for the same period. The Company anticipates additional capital expenditures during 2000, principally relating to expenditures for equipment and management information systems used in its operations, for facilities expansion and the Inter-Tel.net network and operations.

     Net cash provided by financing activities totaled $1.0 million in the six months ended June 30, 2000 was primarily attributable to the proceeds from the stock option and purchase plans, offset by payments for cash dividends and long-term debt. For the six months ended June 30, 1999, net cash used in financing activities of $5.8 million related primarily to treasury stock purchases of $6.7 million and cash dividends paid, less proceeds from the stock option and purchase plans.

     The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing, Inc. subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $180.2 million and $163.7 million remained unbilled at June 30, 2000 and December 31, 1999, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

     The Company believes that its working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand its business operations and the Inter-Tel.net network, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or the Inter-Tel.net network or additional acquisitions, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASING COMMERCIAL ACCEPTANCE OF OUR INTERPRISE PRODUCTS, AXXESS PLATFORM, AND RELATED COMPUTER TELEPHONY PRODUCTS.

     During the past few years, we have introduced unified messaging on our AXXESSORY TALK platform, developed a number of enhancements to our existing AXXESS and AXXESSORY Talk platforms, introduced the Inter-Tel Vocal'Net Gateway Server and the Inter-Tel Vocal'Net Service Provider Package, and in April 1999, we released the InterPrise 400 voice and data router, our first of a family of voice and data convergence products. Also, during October 1999, we released AXXESS 5.1 and AXXESSORY TALK 5.1 software into production. During the past 12 months, sales of our AXXESS digital communications platforms and related software have comprised a substantial portion of our net sales. We expect that our future success will continue to depend, in large part, upon the increasing commercial acceptance of the InterPrise products and the AXXESS platform, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure that these products or platforms will succeed in the future. Our future success will also depend upon the market acceptance of our other new products and enhancements.

WE FACE RISKS ASSOCIATED WITH THE INTER-TEL VOCAL'NET, INTER-TEL SERVICE PROVIDER PACKAGE AND INTER-TEL INTERPRISE PRODUCTS.

     Over the past 2 years, we have introduced the Inter-Tel Vocal'Net Server, the Inter-Tel Service Provider Package, and Inter-Tel InterPrise products. Although the Inter-Tel Vocal'Net gateways and Service Provider Package were transferred to Cirilium in 1999, the products continue to be used in the Inter-Tel.net network. However, we recently announced that we will replace the Vocal'Net Servers currently in place in this network, and accordingly, we wrote-down these assets to net realizable value as of June 30, 2000. We cannot assure that the functionality, scalability, and reliability of the Inter-Tel Vocal'Net gateways or its respective replacement technology, Inter-Tel Service Provider Package and Inter-Tel InterPrise product lines will achieve broad market acceptance. In addition, we cannot assure that these products will comply with industry standards or that emerging industry standards will not render our IP telephony products obsolete. If these products fail to achieve market acceptance, our business, financial condition and operating results could be significantly harmed.

THE SUCCESS OF OUR JOINT VENTURE WITH HYPERCOM, AND THE MARKET ACCEPTANCE OF OUR CIRILIUM VENTURE, AS WELL AS OUR OTHER IP NETWORK TELEPHONY PRODUCT AND SERVICE OFFERINGS, IS UNCERTAIN AND IS SUBJECT TO RISKS THAT MAY PREVENT US FROM ACHIEVING OUR OBJECTIVES.

     In December 1999, Inter-Tel entered into an agreement with Hypercom Corporation to jointly form Cirilium. Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony experience, products and services, including Inter-Tel's Vocal'Net gateway products and technology. The market for packet switched technology, as well as the market for data telephony products, services and applications in general, is intensely competitive. Consequently, we cannot assure that our expectations and objectives for the Cirilium venture with Hypercom will be successfully attained. For the quarter ended June 30, 2000, we recorded a pre-tax loss of $2.2 million, or $1.4 million after-tax (loss of $0.05 per diluted share) related to our interest in Cirilium. In addition, during the second quarter, we incurred a charge to write-down the Vocal'Net Servers in the Inter-Tel.net network to net realizable value.

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

     Our telecommunications products are highly complex. Although our new products and upgrades are examined and tested prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers may discover program errors or other defects after new products and upgrades have been released. Some of these errors or "bugs" may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards designed to minimize the number of errors or other defects in our products, we cannot assure that our new products and upgrades will be free of bugs when released. If we are unable to quickly or successfully correct bugs identified after release, we could experience:

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

     The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure that packet switched technology networks will become widespread. Even if packet switched technology networks become widespread in the future, we cannot assure that our products, particularly the Inter-Tel InterPrise product lines, will successfully compete against other market players and attain broad market acceptance.

     Additional uncertainties involving the development of IP network telephony could harm our business. The adoption of packet switched technology networks generally requires the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. Due to the lack of user control over network infrastructure and individual system configuration, users of IP network voice communications may experience delays in the transmission of speech, loss of voice packets or inferior sound quality relative to standard telephony networks. If these factors cause the market for IP network voice communications to fail to develop or to develop more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results.

ANY BUSINESS ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

     As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

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

     In particular, in January 2000, we acquired certain assets and liabilities of Executone Information Systems, Inc. We were adversely affected by several of the risks described above relating to our Executone acquisition, including the risks related to unanticipated acquisition costs and impairment of employee and customer relationships, which risks substantially harmed our operating results. Specifically, our gross profit for the quarter ended June 30, 2000 was negatively affected by Executone operations, which generated significant operating losses, principally attributable to significant margin erosion in Executone's system sales and sustained high operating costs. For these and other reasons noted in the footnotes and in the section above titled Management's Discussion and Analysis of financial condition and results of operations, we wrote-off our investment in Executone.

     In addition to the risks related to acquisitions mentioned above, to the extent that shares of our stock or the rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing shareholders will result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD HARM OUR BUSINESS.

     The regulatory environment for IP network telephony is subject to substantial uncertainty. In the United States, we believe that there are currently few laws or regulations directly applicable to packet switched technology networks or to access to, or commerce on, IP networks generally. Future changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could significantly harm our business. The increasing commercial acceptance of packet switched technology networks, as well as other factors, may result in the future application or adoption of a number of laws and regulations relating to the conduct of our business as it relates to telecommunications, such as:

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

     We cannot assure that any patent, trademark or copyright that we own or have applied to own, will not be invalidated, circumvented or challenged by a third party. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure that the protection of our proprietary rights will be adequate or that competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could be costly, absorb significant management time and harm our business.

     We also cannot assure that third parties will not claim our current or future products or services infringe upon their rights. Occasionally, we are subject to proceedings alleging that certain of our key products infringed upon third party intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We recently received a letter and viewed a presentation from one of our primary competitors, Lucent, alleging that our AXXESS digital communications platform utilizes inventions covered by certain of such competitor's patents. We are continuing the process of investigating this matter. Additionally, we recently received a letter from AT&T alleging that certain of our IP products infringe upon certain intellectual property protected by AT&T's patents. This matter is also being investigated. When any such claims are asserted against us, we may seek to license the third party's intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure that a license will be available on prices or other terms acceptable to us, if at all. Alternatively, we could resort to litigation to challenge such a claim. Litigation could require us to expend significant sums of cash and divert our management's attention. In the event that a court renders an enforceable decision with respect to our intellectual property, we may be required to pay significant damages, develop non-infringing technology or acquire licenses to the technology that is the subject of the infringement. Any of these actions or outcomes could harm our business, financial condition and operating results. If we are unable or choose not to license technology, or decide not to challenge a third party's rights, we could encounter substantial and costly delays in product introductions. These delays could result from efforts to design around asserted third party rights or our discovery that the development, manufacture or sale of products requiring these licenses could be foreclosed.

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

     The Company is currently utilizing Cirilium's Inter-Tel Vocal'Net technology until the new replacement technology is installed, and utilizing Inter-Tel InterPrise products to develop and expand our own IP long-distance network, Inter-Tel.net, to carry voice and data traffic. The Inter-Tel.net network is currently in the process of deployment and, accordingly, is subject to risks and uncertainties. As noted earlier, we will replace the Vocal'Net Servers in the Inter-Tel.net network to allow for deployment of new technology and greater interoperability of the network. To date, the Inter-Tel.net network has established domestic points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno, Atlanta, Houston, Los Angeles, Dallas and Miami/Ft. Lauderdale, and international points of presence in Hong Kong, Monterey, Puebla, Mexico City and Guadalajara. In addition, Inter-Tel.net has alliances with other third party domestic and international IP long distance providers to originate and terminate calls. If the domestic or international market for IP network products fails to develop or develops more slowly than we anticipate, or if we experience difficulty in the integration of the TMSI technology, our Inter-Tel.net network could become financially burdensome to maintain or obsolete, which could harm our business.

     In addition, we are dependent on third-party or affiliate suppliers of telecommunications and Internet network transmission services for implementation of Inter-Tel.net, and we currently do not have long-term contracts with these suppliers. The successful expansion of Inter-Tel.net depends on our ability to obtain services from these suppliers. Some of these suppliers are or may become our competitors and have not agreed to restrict competition against us. If these suppliers raise rates, change pricing structures, experience power or bandwidth outages, or suffer delays in provision of local circuits, our operations and business may be harmed. We cannot assure that there will not be a significant disruption of service provided by these suppliers, now or in the future, that would harm our ability to provide undisrupted services to our customers. We also cannot assure that products developed by our suppliers will not suffer from speed and scalability problems that could harm our business.

     Moreover, although we have devoted and intend to continue devoting substantial resources to improving the quality of telephone conversations using technology that will replace Cirilium's Inter-Tel Vocal'Net, Inter-Tel
InterPrise products, and the Inter-Tel.net network, we cannot assure that we will be able to eliminate or reduce the problems of voice communications over the Inter-Tel.net network, such as delays in the speech transmission, loss of voice packets and poor sound quality. If we fail to improve the sound quality and other limitations of voice communications over the Inter-Tel.net network and to offer such improvements to our customers on a cost-effective basis, the Inter-Tel.net network could fail to achieve market acceptance and our business, financial condition and operating results would suffer.

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

     We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves certain risks and uncertainties, including the possibility of a shortage or delivery delay for certain key components, although we believe that alternate sources are available for most key components. We currently manufacture our products through manufacturers located in the United States, the Philippines, the People's Republic of China and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communication platforms as well as substantially all of the Executone Computer Telephony products. Although we set manufacturing specifications and conditions for our products, and all of our contract manufacturers must meet our requirements for manufacturing process and quality assurance before we enter into manufacturing agreements, we have occasionally experienced delays in the supply of components and finished goods. We cannot assure that we will not experience similar delays in the future.

     Our reliance on third party manufacturers involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Our business may be harmed by any delay in delivery or any shortage of supply of components or finished goods from a supplier. Our business may also be harmed if we cannot efficiently develop alternative or additional sources if necessary. To date, we have been able to obtain supplies of components and products in a timely manner even though we do not have long-term supply contracts with any of our contract manufacturers. However, we cannot assure that we will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing and delivery terms in the future.

WE RELY ON OUR DEALER NETWORK FOR A SUBSTANTIAL PORTION OF OUR NET SALES AND IF THESE DEALERS DO NOT EFFECTIVELY PROMOTE AND SELL OUR PRODUCTS, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     A substantial portion of our net sales is made through our network of independent dealers. We face intense competition from other telephone system and voice processing system manufacturers for these dealers' business, as most of our dealers carry products that compete with our products. We cannot assure that any of our dealers will not promote the products of our competitors to our detriment. The loss of any significant dealer or group of dealers, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE GROWTH IN OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. Our loss of any key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, make timely product introductions and meet other key objectives and therefore harm our business. For example, our inability to retain key executives of Executone following our Executone acquisition has impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. We cannot assure that we will be able to continue attracting and retaining the qualified personnel necessary for the development of our business.

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

GOVERNMENT REGULATION OF THIRD PARTY LONG DISTANCE AND NETWORK SERVICE ENTITIES ON WHICH WE RELY MAY HARM OUR BUSINESS

     Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide network services to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure that the increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which we have minimum use requirements and/or costs. The market for long distance services is experiencing, and is expected to continue experiencing significant price competition, and this may cause a decrease in end-user rates. We cannot assure that we will meet minimum use commitments, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable long distance and network services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own long distance and network services will be harmed.

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES HAS RESULTED IN CHANGES TO OUR SALES CYCLES AND BACKLOG WHICH MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

     In the past few years, we introduced AXXESS networking systems and software which are typically sold to larger customers at a higher average selling price. Our AXXESS networking products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding our communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to more than nine months, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

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

     In addition, we have historically operated with a relatively small backlog, with sales and operating results in any quarter principally dependent on orders booked and shipped in that quarter. This results primarily from our customers' desire for immediate shipment and installation of platforms and software. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as digital communication platforms and associated call processing and voice processing software applications is largely dependent on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. We cannot assure that historical trends for small backlog will continue in the future.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, IMPAIRING YOUR ABILITY TO SELL YOUR SHARES AT OR ABOVE PURCHASE PRICE.

     The market price for our Common Stock has been highly volatile. We cannot assure that you will be able to sell your shares at or above purchase price. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

     *    announcements of developments relating to our business;
     *    fluctuations in our operating results;
     * shortfalls in revenue or earnings relative to securities analysts' expectations;
     *    announcements  of   technological   innovations  or  new  products  or
          enhancements by us or our competitors;
     *    announcements  of  acquisitions  or  planned   acquisitions  of  other
          companies or businesses;
     *    investors' reactions to acquisition announcements;
     *    general conditions in the telecommunications industry;
     *    the market for Internet-related products and services
     *    changes in the national or worldwide economy;
     * changes in legislation or regulation affecting the telecommunications industry;
     *    an outbreak of hostilities;
     * developments relating to our and third party intellectual property rights; and
     *    changes in our relationships with our customers and suppliers.

     In addition, stock prices of technology companies in general, and for Internet-based voice and data communications companies of technology stocks in particular, have experienced extreme price fluctuations in recent years which have often been unrelated to the operating performance of affected companies. We cannot assure that the market price of our Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

OUR CHAIRMAN OF THE BOARD OF DIRECTORS, CEO AND PRESIDENT WILL CONTROL 20.5% OF OUR COMMON STOCK AND BE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL

     As of June 30, 2000, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 20.5% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

1. On May 3, 2000, at the Company's annual meeting of shareholders, the shareholders of the Company elected the following directors, each of whom was a nominee of the Company:

Name                              Votes For     Votes Withheld
----                              ---------     --------------

Steven G. Mihaylo                 16,237,162        375,896
J. Robert Anderson                16,235,862        377,196
Jerry W. Chapman                  16,233,722        379,336
Gary D. Edens                     16,236,072        376,986
C. Roland Haden                   16,236,384        376,674

ITEM 5. OTHER INFORMATION

     Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of shareholders, if a stockholder of the Company fails to notify the Company by January 3, 2000, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     Exhibit 27.1 - Financial Data Schedule for June 30, 2000

     Reports on Form 8-K -- None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTER-TEL, INCORPORATED


Date: August 14, 2000                   /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President


Date: August 14, 2000                   /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President
                                        and Chief Financial Officer