Form 10-Q/A
period 2000-06-30
INTER TEL INC
filed 2000-08-17
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                Explanatory Note

This amendment amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 by the Registrant. The cover page and Item 4 of Part II have been amended.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

1. On May 3, 2000, at the Registrant's annual meeting of shareholders, the shareholders of the Registrant elected the following directors, each of whom was a nominee of the Registrant:

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

2. The proposal to approve adoption of an Amendment to the Registrant's 1997 Long-Term Incentive Plan to increase the shares reserved by 1,250,000 shares and to amend the plan to prohibit the repricing of options under the Plan was approved by the Registrant's shareholders, receiving the following votes:

                                   Votes For                  Percentage
                                   ---------                  ----------
For:                               13,021,718                     78.4%
Against:                            3,511,522                     21.1%
Abstain                                79,818                      0.5%

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTER-TEL, INCORPORATED


Date:  August 16, 2000                  /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President


Date:  August 16, 2000                  /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President
                                        and Chief Financial Officer