Form 10-Q
period 2000-09-30
INTER TEL INC
filed 2000-11-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER:

          SEPTEMBER 30, 2000                                0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                        120 NORTH 44TH STREET, SUITE 200
                           PHOENIX, ARIZONA 85034-1822

                                 (602) 302-8900



                                  Common Stock
            (26,443,477 shares outstanding as of September 30, 2000)

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

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets--September 30, 2000 and
        December 31, 1999                                                     3

        Condensed consolidated statements of operations--three and nine
        months ended September 30, 2000 and September 30, 1999                4

        Condensed consolidated statements of cash flows - three and nine
        months ended September 30, 2000 and September 30, 1999                5

        Notes to condensed consolidated financial statements --
        September 30, 2000                                                    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10

PART II. OTHER INFORMATION                                                   24

SIGNATURES                                                                   25

                         PART I. FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)                                      September 30,   December 31,
                                                        2000            1999
                                                     (Unaudited)      (Audited)
                                                      ---------       ---------
ASSETS
CURRENT ASSETS
  Cash and equivalents                                $  22,322       $  19,226
  Accounts receivable - net                              63,465          49,583
  Inventories                                            40,308          18,816
  Net investment in sales-leases                         17,198          14,466
  Restricted cash for acquisition                                        12,097
  Deferred income taxes                                                      --
  Prepaid expenses and other assets                      30,415           4,926
                                                      ---------       ---------
     TOTAL CURRENT ASSETS                               173,708         119,114

PROPERTY, PLANT & EQUIPMENT                              29,984          28,706
EQUIPMENT HELD UNDER LEASE, NET                           4,031           5,310
GOODWILL AND OTHER INTANGIBLES                           16,246          16,452
NET INVESTMENT IN SALES-LEASES                           22,954          30,258
RESTRICTED CASH FOR ACQUISITION                                          32,203
OTHER ASSETS                                                692           8,206
                                                      ---------       ---------
                                                      $ 247,615       $ 240,249
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                    $  46,503       $  20,540
  Accrued expenses                                       30,755          25,937
  Restructuring charges                                                      --
  Current maturities of long-term debt                    1,001             525
  Other current liabilities                              11,799          11,187
                                                      ---------       ---------
     TOTAL CURRENT LIABILITIES                           90,058          58,189

DEFERRED TAX LIABILITY                                    4,870           6,278
LONG TERM DEBT                                            2,732           1,231
OTHER LIABILITIES                                        13,755           6,430

SHAREHOLDERS' EQUITY
  Common Stock                                          107,280         106,853
  Less: shareholder loans                                (1,018)         (1,116)
  Retained earnings                                      39,741          75,835
  Accumulated other comprehensive income                   (233)            177
                                                      ---------       ---------
                                                        145,770         181,749

     Less: Treasury stock at cost                        (9,570)        (13,628)
                                                      ---------       ---------

TOTAL SHAREHOLDERS' EQUITY                              136,200         168,121
                                                      ---------       ---------

                                                      $ 247,615       $ 240,249
                                                      =========       =========

See accompanying notes

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except                                 Three Months                Nine Months
per share amounts)                                 Ended September 30,        Ended September 30,
                                                 ----------------------     -----------------------
                                                    2000         1999         2000          1999
                                                 ---------     --------     ---------     ---------
NET SALES                                        $ 102,650     $ 81,800     $ 300,102     $ 225,113

Cost of sales                                       58,852       41,811       176,715       113,933
Cost of sales - Executone restructuring                 --           --         7,639            --
                                                 ---------     --------     ---------     ---------
Total cost of sales                                 58,852       41,811       184,354       113,933

GROSS PROFIT                                        43,798       39,989       115,748       111,180

  Research & development                             4,389        3,896        15,488        10,928
  Selling, general and administrative               31,158       25,511        95,023        70,715
  Restructuring charge                                                         45,245
  In-process research and development                   --           --         5,433            --
                                                 ---------     --------     ---------     ---------

OPERATING INCOME (LOSS)                              8,251       10,582       (45,441)       29,537

  Equity share of Cirilium Corp.'s net losses       (2,024)                    (5,938)
  Write-off of Cirilium Corp. investment            (2,045)                    (2,045)
  Interest and other income                            122          863           795         1,788
  Interest expense                                     (32)         (29)         (169)          (54)
                                                 ---------     --------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                    4,272       11,416       (52,798)       31,271
INCOME TAXES                                         2,188        4,347       (19,499)       11,889
                                                 ---------     --------     ---------     ---------

NET INCOME (LOSS)                                $   2,084     $  7,069     $ (33,299)    $  19,382
                                                 =========     ========     =========     =========

NET INCOME (LOSS) PER SHARE-BASIC                $    0.08     $   0.27     $   (1.26)    $    0.75
                                                 =========     ========     =========     =========

NET INCOME (LOSS) PER SHARE-DILUTED              $    0.08     $   0.26     $   (1.26)    $    0.72
                                                 =========     ========     =========     =========
Average number of common shares
  Outstanding - Basic                               26,435       25,880        26,351        25,934
                                                 =========     ========     =========     =========
Average number of common shares
  Outstanding - Diluted                             26,940       27,040        26,351        27,009
                                                 =========     ========     =========     =========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands, except                                      Three Months               Nine Months
per share amounts)                                      Ended September 30,       Ended September 30,
                                                       ---------------------     ---------------------
                                                         2000         1999         2000         1999
                                                       --------     --------     --------     --------
OPERATING ACTIVITIES
Net Income (loss)                                      $  2,084     $  7,069     $(33,299)    $ 19,382
Adjustments to reflect operating activities:
  Depreciation and amortization                           3,076        2,250        9,832        6,574
  Non-cash portion of restructuring charge                   --           --       41,783           --
  Purchased in-process research and development              --           --        5,433           --
  Changes in operating assets and liabilities            (9,708)       1,165      (30,457)     (11,346)
  Other                                                     825          (64)      13,128        6,870
                                                       --------     --------     --------     --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (3,723)      10,420        6,420       21,480

INVESTING ACTIVITIES
  Additions to property and equipment and
    operating leases                                     (2,173)      (4,274)      (8,373)     (13,654)
  Proceeds from disposal of property and equipment           10            2           20        2,001
  Proceeds from disposition of business segment              --           --        6,602           --
  Cash used in acquisitions                                (478)      (3,068)      (2,124)      (3,788)
                                                       --------     --------     --------     --------

NET CASH USED IN INVESTING ACTIVITIES                    (2,641)      (7,340)      (3,875)     (15,441)

FINANCING ACTIVITIES
  Cash dividends paid                                      (264)        (258)        (790)        (780)
  Payments on long-term debt                               (261)          --         (812)          --
  Treasury stock purchases                                  (37)          --          (37)      (6,681)
  Proceeds from stock issued under the ESPP                  --           --          449          421
  Proceeds from exercise of stock options                    78          429        1,742        1,441
                                                       --------     --------     --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (484)         171          552       (5,599)

 INCREASE (DECREASE) IN CASH AND EQUIVALENTS             (6,848)       3,251        3,097          440

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              29,170       60,313       19,225       63,124
                                                       --------     --------     --------     --------

CASH AND EQUIVALENTS AT END OF PERIOD                  $ 22,322     $ 63,564     $ 22,322     $ 63,564
                                                       ========     ========     ========     ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B--EARNINGS PER SHARE

     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended     Nine Months Ended
                                                 -------------------   --------------------
(In thousands, except                           Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
per share amounts)                                2000        1999       2000        1999
                                                 -------    --------   --------     -------
Numerator:
  Net income                                     $ 2,084    $  7,069   $(33,299)    $19,382
                                                 =======    ========   ========     =======
Denominator:
  Denominator for basic earnings per
   share - weighted average shares                26,435      25,880     26,351      25,934

Effect of dilutive securities:
  Employee and director stock options                505       1,160         --       1,075
                                                 -------    --------   --------     -------
Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                 26,940      27,040     26,351      27,009
                                                 =======    ========   ========     =======

Basic earnings per share                         $  0.08    $   0.27   $  (1.26)    $  0.75
                                                 =======    ========   ========     =======

Diluted earnings per share                       $  0.08    $   0.26   $  (1.26)    $  0.72
                                                 =======    ========   ========     =======

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

     The Company has accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. The Company has finalized its plan for the exiting of activities and the involuntary termination or relocation of employees in connection with the integration of Executone operations. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter for reserve balances have not changed as of September 30, 2000.

     The Company formulated and announced plans during the second quarter for the closure and consolidation of the Executone Milford facility. On May 22, 2000 the Company announced that it would be closing the Executone facility in Milford and consolidating the Executone operations into the Company's existing operations in Arizona. On that date, members of the Company's management notified all of the Executone employees of the plans to consolidate the facilities and each employee was offered the opportunity to relocate to Arizona. The costs of employee termination benefits related to the reduction of approximately 140 positions in Milford relating to those employees who chose not to move, which represented substantially all of the employees of that facility. The Company expects that the consolidation of the Milford, CT facility will be completed by the end of 2000, except for certain long-term contractual obligations described below. The Company expects that the operations in Poway, CA will be consolidated with the Arizona operations on or before the end of 2000. The Executone operation in Oakton, Virginia will remain in operation as a sales office for Inter-Tel's Government Systems group.

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

     Exit costs associated with the closure of the Milford facility also include liabilities for building, furniture and equipment lease, and other contractual obligations. The Company is liable for the lease on the Milford buildings through January 2005. Various furniture leases run concurrently through March 2002. Other capital leases for computer and other equipment terminate on varying dates through September 2002. To date, other than a sublease agreement with eLOT, Inc. for a portion of the facility and equipment, the Company has been unable to sublease a significant portion of the buildings or the related furniture and equipment. The reserve for lease and other contractual obligations is identified in the table below.

     The following tables summarize details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through September 30, 2000.

                                                                                      RESERVE
                                                 CASH/    RESTRUCTURING               BALANCE
DESCRIPTION                                    NON-CASH      CHARGE      ACTIVITY    AT 9/30/00
-----------                                    --------      ------      --------    ----------
                                                                (In thousands)
PERSONNEL COSTS:
  Severance and termination costs              Cash        $ (1,583)     $ 1,399      $  (184)
  Other Plant closure costs                    Cash            (230)          30         (200)

LEASE TERMINATION AND OTHER CONTRACTUAL
 OBLIGATIONS (NET OF ANTICIPATED RECOVERY):
  Building and equipment leases                Cash          (7,444)         631       (6,813)
  Other contractual obligations                Cash          (1,700)          --       (1,700)

IMPAIRMENT OF ASSETS:
  Inventories                                  Non-Cash      (3,454)       1,060       (2,394)
  Prepaid inventory and other expenses         Non-Cash      (2,485)       2,485           --
  Accounts receivable                          Non-Cash      (1,685)          --       (1,685)
  Fixed assets                                 Non-Cash      (3,151)       3,151           --
  Net intangible assets                        Non-Cash     (29,184)      29,184           --
                                                           --------      -------     --------
TOTAL                                                      $(50,916)     $37,940     $(12,976)
                                                           ========      =======     ========

     Included in the total Executone restructuring costs of $50.9 million is a $45.2 million restructuring charge for exit costs and asset impairment, and $7.6 million associated with the impairment of inventories, which has accordingly been recorded as additional costs of sales. Refer to Management's Discussion and Analysis for additional information.

INTER-TEL.NET

     During the second quarter of 2000, Inter-Tel recorded a pre-tax charge associated with Inter-Tel.NET operations of $2.0 million ($1.2 million after-tax), related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of redundant facilities. Inter-Tel.NET is in the process of adding new technology to be implemented throughout the Inter-Tel.NET network. The changes to the Inter-Tel.NET network are designed to improve the voice quality, design and interoperability of the network, and to allow Inter-Tel to better position itself to sell services to its enterprise customers.

     The pre-tax charge associated with Inter-Tel.NET is related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network, and lease termination costs of certain redundant facilities. The following table summarizes the details of the write-down and activity in the reserve balances from the date of the write-down through September 30, 2000:

                                                                                      RESERVE
                                                CASH/    RESTRUCTURING               BALANCE
DESCRIPTION                                   NON-CASH      CHARGE      ACTIVITY    AT 9/30/00
-----------                                   --------      ------      --------    ----------
                                                               (In thousands)
LEASE TERMINATION OBLIGATIONS
 (NET OF ANTICIPATED RECOVERY):
  Building leases                              Cash         $  (144)     $   40       $(104)

IMPAIRMENT OF ASSETS:
  Fixed assets                                 Non-Cash      (1,824)      1,824          --
                                                            -------      ------       -----
TOTAL                                                       $(1,968)     $1,864       $(104)
                                                            =======      ======       =====

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

     Prior to 2000, the Company had viewed its operations as principally one segment: telephone systems, telecommunications software and hardware, and related long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia and South America. As a result, financial information disclosed previously represented substantially all of the financial information related to the Company's principal operating segment. Although the operations of Executone were identified separately in the first and second quarters of 2000, the Executone operations are similar and comparable to the principal segment. Beginning in the 3rd quarter and directly as a result of the charge and reorganization associated with the Executone operations, the Company no longer accounts for or directly reports the Executone operations on a stand alone basis. The operations have been integrated with the Company's existing wholesale and national and government account operations. Accordingly, separate segment disclosures are not available.

     In  December  1999,  Inter-Tel  entered  into an  agreement  with  Hypercom
Corporation to jointly form Cirilium Corporation ("Cirilium"). Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony products and services, including Inter-Tel's Vocal'Net gateway products and technology. As of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $4.6 million ($0.13 per diluted share) for the third quarter. This charge includes the write-off of Inter-Tel's remaining basis in Cirilium Corporation. Accordingly, we do not expect to report the operations of Cirilium as a separate business segment. Refer to the table below for a summary of the operations for the third quarter.

     In the third quarter of 2000, the Company generated income from business segments, including one-time charges, as follows:

(in thousands, except per share                           PRINCIPAL
amounts)                                                   SEGMENT     CIRILIUM   INTER-TEL.NET    TOTAL
                                                           -------     --------   -------------    -----
Net sales                                                  $ 96,234     $    --     $  6,416     $ 102,650

Operating income (loss)                                      13,038        (574)      (4,213)        8,251

Equity Share of Cirilium Corp.'s net losses                      --      (2,024)          --        (2,024)
Write-off of Cirilium Corp. investment                           --      (2,045)          --        (2,045)
Interest and other income                                       122          --           --           122
Interest expense                                                (32)         --           --           (32)

Net income (loss)                                             8,141      (3,445)      (2,612)        2,084

Net income (loss) per diluted share                        $   0.30     $ (0.13)    $  (0.10)    $    0.08

Average number of common shares outstanding - diluted        26,940      26,940       26,940        26,940

     The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $100.2 million and $79.9 million of total revenues for the quarters ended September 30, 2000 and 1999, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the third quarters of 2000 and 1999, revenues from customers located internationally accounted for 2.4% and 2.3% of total revenues, respectively.

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

OVERVIEW

     Inter-Tel is a leading provider of business telephone systems, voice processing systems and related software applications for the 40+ station telephone system market in the United Sates. Inter-Tel is also a leading provider of IP telephony voice and data convergence products. Inter-Tel's products include the AXXESS business telephone system, AXXESSORY TALK voice mail system, Executone computer telephony products, and the InterPrise voice and data routers. In addition, Inter-Tel operates Inter-Tel.NET, an IP-based telephony services provider. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol INTL.

RESULTS OF OPERATIONS

     Net sales for the third quarter of 2000 increased 25.5 % to $102.6 million, compared to $81.8 million in the third quarter of 1999. Net sales increased 33.3% to $300.1 million in the first nine months of 2000, compared to $225.1 million in the first nine months of 1999. For the quarter and nine months ended September 30, 2000, sales from wholesale distribution, direct sales offices, and government and national accounts accounted for approximately $15.5 million and $56.2 million, respectively, of the increase in net sales. For the quarter and nine months ended September 30, 2000, sales from Inter-Tel.NET accounted for approximately $5.6 million and $14.2 million, respectively, of the increase in net sales. The increase in net sales for the third quarter of 2000 was also attributable, to a lesser extent, to increases in sales of other long distance and network services, as well as increases in sales in Inter-Tel's international and leasing operations.

     The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       ----------------      ----------------
                                        2000       1999       2000       1999
                                       -----      -----      -----      -----
NET SALES                              100.0%     100.0%     100.0%     100.0%
Cost of sales                           57.3       51.1       58.9       50.6
Cost of sales - Executone
 restructuring                            --         --        2.5         --
                                       -----      -----      -----      -----
Total cost of sales                     57.3       51.1       61.4       50.6

GROSS PROFIT                            42.7       48.9       38.6       49.4

Research and development                 4.3        4.8        5.2        4.9
Selling, general and administrative     30.4       31.2       31.7       31.4
Restructuring Charge                      --                  15.1
IPRD write-off                            --         --        1.8         --
                                       -----      -----      -----      -----

OPERATING INCOME                         8.0       12.9      (15.1)      13.1

Equity Share of Cirilium Corp's
 net losses                             (2.0)        --       (2.0)        --
Write-off Cirilium Corp. investment     (2.0)                 (0.7)
Interest and other income                0.1        1.0        0.3        0.8
Interest expense                         0.0        0.0       (0.1)       0.0
Income taxes                             2.1        5.3       (6.5)       5.3
                                       -----      -----      -----      -----
Net income (loss)                        2.0%       8.6%     (11.1)%      8.6%
                                       =====      =====      =====      =====

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

     In addition, during the second quarter of 2000, Inter-Tel recorded an after-tax charge associated with Inter-Tel.NET operations of $1.2 million, related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of redundant facilities. Finally, as of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from

Cirilium from all sources were $4.6 million ($0.13 per diluted share) for the third quarter. This charge includes the write-off of Inter-Tel's remaining basis in Cirilium Corporation.

     Gross profit for the third quarter of 2000 was $43.8 million, or 42.7% of net sales, compared to $40.0 million, or 48.9% of net sales, for the third quarter of 1999. Gross profit, excluding the Executone restructuring costs, increased 11.0% to $123.4 million, or 41.1% of net sales, in the first nine months of 2000 compared to $111.2 million, or 49.4% of net sales, in the first nine months of 1999. Including the Executone restructuring cost of sales, gross margin was 38.6% for the nine months ended September 30, 2000. Gross margins in the third quarter and nine months ended September 30, 2000 decreased primarily as a result of lower margins from Inter-Tel.NET and the acquired Executone operations. To a lesser extent, margins were lower as a result of sales channel and product mix, as well as competitive pricing pressures. As compared to prior quarters, during the third quarter of 2000, the Company generated a smaller portion of the Company's sales increases through direct channels, where the Company has historically generated higher margins, in contrast to sales through the network services group, which has historically generated lower gross margins.

     Research and development expenses for the third quarter of 2000 were $4.4 million, or 4.3% of net sales, compared to $3.9 million, or 4.8% of net sales, for the third quarter of 1999. Research and development expenses increased to $15.5 million, or 5.2% of net sales, in the first nine months of 2000 compared to $10.9 million, or 4.9% of net sales, in the first nine months of 1999. The increases in absolute dollars in both periods were primarily attributable to expenses relating to the development and introduction of new products, including the continuing development and improvement of the Company's AXXESS digital communication platforms, call processing and voice processing software, CTI products, unified messaging and IP voice solutions. Costs were also incurred for new and sustaining product development associated with the Executone operations. With the exception of the acquired Executone operations, the Company expects that research and development expenses will continue to increase in absolute dollars as the Company continues to develop new software and to enhance existing technologies and products. These expenses may vary in the future, however, as a percentage of net sales.

     Selling, general and administrative expenses for the third quarter of 2000 increased in absolute dollars to $31.2 million, compared to $25.5 million for the third quarter of 1999, but decreased as a percentage of net sales from 31.2% in the third quarter of 1999 to 30.4% for the comparable period in 2000. Selling, general and administrative expenses increased to $95.0 million, or 31.7% of net sales, in the first nine months of 2000 compared to $70.7 million, or 31.4% of net sales, in the first nine months of 1999. The increases in absolute dollars for the quarter and nine months ended September 30, 2000 were attributable in part to costs associated with the closure of the Executone facility in Milford, CT, including moving and integration costs that were not included in the charges described above. Additional costs were related to continued efforts to hire and train additional technical and sales personnel throughout Inter-Tel's direct sales offices. The Company has also incurred additional personnel and marketing costs to support the operations of Inter-Tel.NET, which added to the increase of these expenses during this period. Selling, general and administrative expenses decreased as a percentage of net sales for the third quarter of 2000 compared to the third quarter of 1999 as a result of higher sales volume and reduced expenses from Executone operations and selling expenses as a percentage of net sales. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary in the future as a percentage of net sales.

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

     In  December  1999,  Inter-Tel  entered  into an  agreement  with  Hypercom
Corporation to jointly form Cirilium Corporation ("Cirilium"). Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony products and services, including Inter-Tel's Vocal'Net gateway products and technology. Through September 28, 2000, the Company owned approximately 45% of the outstanding capital stock of Cirilium. Accordingly, the Company recorded the net losses of Cirilium as a single line item below operating income. During the third quarter, the Company recorded a pre-tax net loss of approximately $2.0 million relating to Inter-Tel's equity interest in Cirilium Corporation. In addition, as of the close of the third quarter, the Company has written off its remaining investment in Cirilium of $2.0 million, based on the Company's decision not to provide additional cash to fund future operations of Cirilum. Total pre-tax losses from Cirilium from all sources were $4.6 million ($0.13 per diluted share) for the quarter. This charge includes the write-off of Inter-Tel's remaining basis in Cirilium. Pretax losses from Cirilium, including the write-off, totaled $4.6 million and $8.6 million for the quarter and nine months ended September 30, 2000, respectively.

     During the second quarter of 2000, the Company recorded a one-time after-tax restructuring charge of $31.6 million associated with the restructuring and write-off of assets in connection with the acquired Executone operations, including $4.7 million after-tax for the impairment of inventories included in cost of sales. Included in the remaining after-tax charge of $26.9 million were costs for the plant closure, severance and related termination benefits for terminated employees, lease obligations and other contractual obligations, as well as the impairment of accounts receivable, fixed assets and intangible assets. In addition, during the second quarter, Inter-Tel recorded an after-tax charge associated with Inter-Tel.NET operations of $1.2 million, related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of redundant facilities. The charges, including the amounts attributable to cost of sales, reduced diluted earnings per share by $1.24 per share for the second quarter.

     Other income consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest decreased in both comparable periods of 2000 based on a lower level of invested funds. Other changes in other income primarily reflected differences in net foreign exchange rate gains and losses.

     The Company's income tax rate for the third quarter increased to 51% compared to 38% for 1999 and the first half of 2000. The rate increased as a result of the write-off of the Company's investment in Cirilium, for which the Company does not currently expect to obtain a full tax benefit. The Company expects the fourth quarter tax rate to decrease to a level similar to the tax rate effective for the nine months ended September 30, 2000.

     Net income for the third quarter was $2.1 million ($0.08 per diluted share), compared to net income of $7.1 million ($0.26 per diluted share) for the third quarter of 1999, reflecting the charges (including cost of sales) associated with the Executone, Cirilium and Inter-Tel.NET operations noted above. Net loss for the nine months ended September 30, 1999 was $33.3 million (loss of $1.26 per diluted share), compared to net income of $19.4 million, or $0.72 per diluted share, in the first nine months of 1999, reflecting again the charges noted above. Excluding such charges, net income for the quarter ended September 30, 2000 would have been $5.5 million ($0.21 per diluted share). Moreover, excluding the charges, net income for the nine months ended September 30, 2000 would have been $8.7 million ($0.32 per diluted share).

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had $22.3 million in cash and equivalents, which represented an increase of approximately $3.1 million from December 31, 1999. On June 1, 2000, the Company increased its unsecured revolving line of credit with Bank One, Arizona, NA to $25 million. This credit facility is available through June 1, 2002. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the Company has used the credit facility primarily to support international letters of credit to suppliers. On December 31, 1999, the Company paid cash of approximately $44.3 million plus acquisition costs to purchase certain assets of Executone. This transaction closed on January 1, 2000. The remaining cash balances may be used to further develop and expand Inter-Tel.NET and for potential acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $6.4 million for the nine months ended September 30, 2000, compared to $21.5 million for the same period in 1999. The operating cash provided in the nine months ended September 30, 2000 was primarily the result of income from operations after considering the non-cash portion of restructuring charges and the non-cash depreciation and amortization charges. Cash used in operating assets and liabilities in the nine month period ended September 30, 2000 was $30.5 million, compared to $11.3 million in the same period of 1999. During the first nine months of 2000, the Company had higher accounts receivable, inventory, and prepaid expenses and other assets than at December 31, 1999, attributable primarily to the Executone acquisition. The Company expects to expand sales through its direct sales office and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable and inventories. During the fist nine months of 2000, accounts payable and other current liabilities increased primarily as a result of the assumption of liabilities of Executone.

     Net cash used in investing activities, primarily in the form of cash used for acquisitions, capital and operating lease expenditures, offset by cash received from the disposition of the manufacturing operations of Executone to Varian of $6.6 million, totaled $3.9 million for the nine months ended September 30, 2000, compared to $15.4 million for the nine months ended September 30, 1999. Net cash used in acquisitions totaled approximately $2.1 million in 2000. Capital expenditures totaled approximately $8.4 million for the same period. The Company anticipates additional capital expenditures during 2000, principally relating to expenditures for equipment and management information systems used in its operations, for facilities expansion and expansion of the Inter-Tel.NET network and operations.

     Net cash provided by financing activities totaled $552,000 in the nine months ended September 30, 2000 was primarily attributable to the proceeds from the stock option and purchase plans, offset by payments for cash dividends, long-term debt and stock repurchases. For the nine months ended September 30, 1999, net cash used in financing activities of $5.6 million related primarily to treasury stock purchases of $6.7 million and cash dividends paid, less proceeds from the stock option and purchase plans.

     The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing, Inc. subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $188.3 million and $163.7 million remained unbilled at September 30, 2000 and December 31, 1999, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

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

     In addition, if the markets for IP network products or CTI applications fail to develop or develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASING COMMERCIAL ACCEPTANCE OF OUR INTERPRISE PRODUCTS, AXXESS PLATFORM, AND RELATED COMPUTER TELEPHONY PRODUCTS.

     During the past few years, we have introduced transparent networking and unified messaging on our AXXESS and AXXESSORY Talk platforms and introduced our InterPrise family of voice and data convergence products. In 2000, we introduced ClearConnect, a software-based telephone that runs on a PC, ClearConnectLite, an e-commerce "touch-to-talk" web call product, a line of IP voice terminals that add IP telephony to the AXXESS platform, and several other telephony-related products. During the past 12 months, sales of our AXXESS digital communications platforms and related software have comprised a substantial portion of our net sales. We expect that our future success will continue to depend, in large part, upon the increasing commercial acceptance of the InterPrise products and the AXXESS platform, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure that these products or platforms will succeed in the future. Our future success will also depend upon the market acceptance of our other new products and enhancements.

WE FACE RISKS ASSOCIATED WITH THE INTER-TEL VOCAL'NET, INTER-TEL SERVICE PROVIDER PACKAGE AND INTER-TEL INTERPRISE PRODUCTS.

     Over the past few years, we have introduced the Inter-Tel Vocal'Net Server, the Inter-Tel Service Provider Package, and Inter-Tel InterPrise products. Although the Inter-Tel Vocal'Net gateways and Service Provider Package were transferred in 1999 to Cirilium, a Company in which we currently have an ownership stake of approximately 19%, we continue to use some of these products in the Inter-Tel.NET network. We cannot assure that the functionality, scalability, and reliability of the Inter-Tel Vocal'Net gateways or its replacement technology, Inter-Tel Service Provider Package and Inter-Tel InterPrise product lines will achieve market acceptance. In addition, we cannot assure that these products will comply with industry standards or that emerging industry standards will not render our IP telephony products obsolete. If these products fail to achieve market acceptance, our business, financial condition and operating results could be significantly harmed.

THE SUCCESS OF OUR JOINT VENTURE WITH HYPERCOM, AND THE MARKET ACCEPTANCE OF OUR CIRILIUM VENTURE, AS WELL AS OUR OTHER IP NETWORK TELEPHONY PRODUCT AND SERVICE OFFERINGS, IS UNCERTAIN AND IS SUBJECT TO RISKS THAT MAY PREVENT US FROM ACHIEVING OUR OBJECTIVES.

     In December 1999, Inter-Tel entered into an agreement with Hypercom Corporation to jointly form Cirilium. Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony experience, products and services, including Inter-Tel's Vocal'Net gateway products and technology. The market for packet switched technology, as well as the market for data telephony products, services and applications in general, is intensely competitive. Consequently, we cannot assure that our expectations and objectives for the Cirilium venture with Hypercom will be successfully attained. For the quarter ended September 30, 2000, we recorded a pre-tax loss of $2.0 million related to our equity share of Cirilium's net losses. As of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $4.6 million ($0.13 per diluted share) for the third quarter. This charge includes the write-off of Inter-Tel's remaining basis in Cirilium Corporation.

     During the second quarter of 2000, we also incurred a charge to write-down the Vocal'Net Servers in the Inter-Tel.NET network to net realizable value. The prospects for market acceptance of the Cirilium venture, and other IP telephony products acquired through our September 1998 purchase of TMSI assets, must be considered in light of the uncertainties to which companies and products in rapidly evolving markets such as IP network telephony are particularly exposed. These uncertainties include:

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

In particular, in January 2000, we acquired certain assets and liabilities of Executone Information Systems, Inc. We were adversely affected by several of the risks described above relating to our Executone acquisition, including the risks related to unanticipated acquisition costs and impairment of employee and customer relationships, as well as the erosion of gross and operating margins, which risks substantially harmed our operating results. For these and other reasons noted in the footnotes and in the section above titled Management's Discussion and Analysis of financial condition and results of operations, we wrote-off our investment in Executone during the second quarter of 2000. In addition to the Executone losses discussed above, for the quarter ended September 30, 2000, we recorded a pre-tax loss of $2.0 million related to our equity share of Cirilium's net losses. As of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $4.6 million for the third quarter.

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

     We also cannot assure that third parties will not claim our current or future products or services infringe upon their rights. Occasionally, we are subject to proceedings alleging that certain of our key products infringed upon third party intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We have viewed presentations from one of our primary competitors, Lucent, alleging that our AXXESS digital communications platform utilizes inventions covered by certain of such competitor's patents. We are continuing the process of investigating this matter. Additionally, we recently received a letter from AT&T alleging that certain of our IP products infringe upon certain intellectual property protected by AT&T's patents. This matter is also being investigated. When any such claims are asserted against us, we may seek to license the third party's intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure that a license will be available on prices or other terms acceptable to us, if at all.

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

WE MAY EXPERIENCE DIFFICULTIES DEVELOPING, MAINTAINING AND IMPROVING THE QUALITY OF THE INTER-TEL.NET NETWORK, AND REQUIRE MORE DEPENDENCE ON THIRD-PARTY SUPPLIERS OF TELECOMMUNICATIONS AND NETWORK TRANSMISSION SERVICES.

     The Company is currently utilizing some of Cirilium's Inter-Tel Vocal'Net technology, but has also installed new Cisco Systems and new Cirilium 6200 technology in the Inter-Tel.NET network. We are also utilizing Inter-Tel InterPrise products to develop and expand our own IP long-distance network to carry voice and data traffic. The Inter-Tel.NET network is still in the process of deployment and, accordingly, is subject to risks and uncertainties. As noted earlier, we have replaced some and expect to replace additional Vocal'Net Servers in the Inter-Tel.NET network with new technology to improve the reliability, functionality and interoperability of the network. To date, the Inter-Tel.NET network has established domestic points of presence in the San Francisco Bay Area, Washington, D.C., Chicago, New York, Phoenix, Reno, Atlanta, Houston, Los Angeles, Dallas and Miami/Ft. Lauderdale, and international points of presence in Hong Kong, Monterey, Puebla, Mexico City and Guadalajara. In addition, Inter-Tel.NET has alliances with other third party domestic and international IP long distance providers to originate and terminate calls. If the domestic or international market for IP network products fails to develop or develops more slowly than we anticipate, or if we experience difficulty in the integration of the TMSI technology, our Inter-Tel.NET network could become financially burdensome to maintain or obsolete, which could harm our business.

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

WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD PUT PRESSURES ON US.

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors primarily include:

* PABX and core systems providers such as Lucent, Avaya, Nortel, Comdial, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens and Toshiba;
*    large data routing companies such as Cisco Systems and 3Com;
* voice processing applications providers such as AVT, Active Voice, Centigram and Lucent;
* long distance services providers such as AT&T, MCI WorldCom, Sprint and Qwest Communications;
* IP telephony product and service providers such as Clarent, Lucent, NetSpeak, Nortel, VocalTec, Nokia, iBasis, Concert, DeltaThree, GRIC, ITXC, deltasix.com, Net2Phone, Cirilium and others;
*    large computer corporations such as Microsoft and IBM; and
* regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

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

     We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves certain risks and uncertainties, including the possibility of a shortage or delivery delay for certain key components, although we believe that alternate sources are available for most key components. We currently manufacture our products through manufacturers located in the United States, the Philippines, the People's Republic of China and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the AXXESS and Inter-Tel Axxent digital communication platforms as well as substantially all of what remains to support the Executone Computer Telephony products. Although we set manufacturing specifications and conditions for our products, and all of our contract manufacturers must meet our requirements for manufacturing process and quality assurance before we enter into manufacturing agreements, we have occasionally experienced delays in the supply of components and finished goods. We cannot assure that we will not experience similar delays in the future.

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

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. Our loss of any key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, make timely product introductions and meet other key objectives and therefore harm our business. For example, our inability to retain key executives of Executone following our Executone acquisition impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. We cannot assure that we will be able to continue attracting and retaining the qualified personnel necessary for the development of our business.

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

     In the past few years, we introduced AXXESS networking systems and software which are typically sold to larger customers at a higher average selling price. Our AXXESS networking products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding our communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from six months to more than nine months, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

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

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, operating results could be harmed. Because sales of digital communication platforms through our dealers produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. Although to date we have been able to resell the rental streams from leases under our Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales, which have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales. As a result, gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales. In addition, we experience seasonal fluctuations in our operating results, as net sales for the first and third quarters are frequently less than those experienced in the fourth and third quarters, respectively. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in sales and operating results on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

OUR CHAIRMAN OF THE BOARD OF DIRECTORS, CEO AND PRESIDENT WILL CONTROL 20.3% OF OUR COMMON STOCK AND BE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL

     As of September 30, 2000, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 20.3% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of shareholders, if a stockholder of the Company fails to notify the Company by January 3, 2001, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     Exhibit 27.1 - Financial  Data Schedule for September 30, 2000

     Reports on Form 8-K -- None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTER-TEL, INCORPORATED


Date: November 14, 2000                 /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President



Date: November 14, 2000                 /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President and Chief Financial
                                        Officer