Form 10-K
period 2000-12-31
INTER TEL INC
filed 2001-03-23
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NUMBER:
    DECEMBER 31, 2000                                         0-10211

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

                                  Common Stock
               (24,555,622 shares outstanding as of March 9, 2001)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of the Company's Common Stock reported on the Nasdaq National Market System on March 9, 2001 was approximately $177.9 million. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

Items 10 (as to Directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement relating to its 2001 Annual Meeting of Shareholders.


                             INTER-TEL, INCORPORATED
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                   PART I                                   Page

Item 1   Business                                                              3
Item 2   Properties                                                           24
Item 3   Legal Proceedings                                                    24
Item 4   Submission of Matters to a Vote of Security Holders                  24

                                PART II

Item 5   Market for the Registrant's Common Stock                             24
         and Related Shareholder Matters
Item 6   Selected Financial Data                                              25
Item 7   Management's Discussion and Analysis of Financial Condition          25
             and Results of Operations
Item 7A  Quantitative and Qualitative Disclosures About Market Risk           26
Item 8   Financial Statements and Supplementary Data                          26
Item 9   Changes in and Disagreements with Accountants on Accounting and      26
             Financial Disclosure

                               PART III

Item 10  Directors and Executive Officers of the Registrant                   26
Item 11  Executive Compensation                                               27
Item 12  Security Ownership of Certain Beneficial Owners and Management       27
Item 13  Certain Relationships and Related Transactions                       27

                                PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K      27

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         THIS ANNUAL REPORT TO SHAREHOLDERS ON FORM 10-K ("10-K") CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS 10-K SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" BELOW AND ELSEWHERE IN THIS DOCUMENT. IN EVALUATING THE COMPANY'S BUSINESS, SHAREHOLDERS AND PROSPECTIVE INVESTORS SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS IN ADDITION TO THE OTHER INFORMATION SET FORTH IN THIS DOCUMENT.

         Inter-Tel, incorporated in Arizona in 1969, is a single point of contact, full service provider of digital business telephone systems, call processing software, voice processing software, call accounting software, Internet Protocol ("IP") telephony software, computer telephone integration ("CTI") applications, IP and traditional long distance calling, and other communications services. Inter-Tel's products and services include the AXXESS and ECLIPSE2 digital business communication software platforms, with integrated voice processing and unified messaging systems, InterPrise voice and data routers, ClearConnect Talk-to-Agent e-Commerce software, and IP telephony communications services. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "INTL."

         The Company has developed a distribution network of direct sales offices, dealers and value added resellers, or VARs, which sell the Company's products to small-to-medium-size organizations and to divisions or departments of larger organizations, including Fortune 500 companies, large service organizations and governmental agencies. As of December 31, 2000, the Company had 47 direct sales offices in the United States, one in Japan and a network of hundreds of dealers and VARs around the world who purchase directly from the Company. The Company also maintains a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the UK and parts of mainland Europe. In January 2001, the Company acquired selected assets and liabilities of Convergent, Technologies, Inc. ("Convergent"). As a result of the Convergent acquisition, the Company added 8 more direct sales offices in the United States.

PRODUCTS AND SERVICES

         The Company offers a broad range of products and services designed to support the needs of businesses and other organizations requiring voice and data communications systems. The Company's principal products are digital telephone systems which support networked installations up to 20,000 ports, IP telephony products and services, CTI applications, unified messaging software and voice processing software. The Company principally sells systems supporting 10 to 4,000 telephones with suggested retail prices of larger systems in excess of $1,000,000 per system, depending on configuration. The Company also offers long distance calling services, network design and implementation services, maintenance, leasing and support services, and resells other telecommunications products.

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

         AXXESS BY INTER-TEL AND ECLIPSE2 BY INTER-TEL. The AXXESS and
ECLIPSE2 platforms, incorporate advanced technology for computer and telephone integration. These platforms are designed to provide businesses with the ability to customize applications to enhance their operations and to increase productivity. The current system releases support up to 20,000 ports and include such advanced capabilities as primary rate ISDN, integrated call recording, voice prompts in different languages, transparent networking and a Windows-based attendant's console. The platforms allow, through fully transparent digital networking, two or more systems to operate as one integrated system, currently with capacity up to 20,000 ports.

         The AXXESS and ECLIPSE2 systems incorporate fully-digital processing and transmission to the desktop and open architecture interfaces, which allow the systems to be integrated with and controlled by attached computers such as PCs and workstations. The systems incorporate object-oriented C++ software developed by the Company, which facilitates upgrades and the incorporation of additional features and functionality.

         AXXESS and ECLIPSE2 system telephones feature user-friendly, 6-by-16 character LCD displays with menu keys that permit the user to select from multiple menu choices or access additional menu screens. These systems also feature integrated voice processing, which permits push-button selection of voice processing commands to appear on the telephone's LCD display, as well as voice-prompted selections through the telephone keypad. The systems currently offer English, Japanese and Spanish voice prompts and LCD displays and allows the user to switch from one language to another. The systems can support the addition of other languages that the Company expects to add in the future.

         The AXXESS and ECLIPSE2 systems' open architecture interfaces permit tight integration with a PC or workstation system bus, using several industry-standard interfaces to provide efficient access to voice processing and other applications on the PC or workstation. Applications include database look-up (which utilizes Caller-ID information to retrieve customer information automatically from a computerized database), automated attendant, interactive voice response, automatic call distribution (which queues and prioritizes incoming calls), and call accounting (which permits the monitoring of telephone usage and toll cost). The system is managed through a Microsoft Windows-based graphical user interface on a PC.

         The AXXESS and ECLIPSE2 systems utilize advanced software to configure and utilize real-time digital signal processor semiconductor components ("DSPs") incorporated into the system hardware. The use of DSPs and related software lowers system costs, permits higher functionality and increases system flexibility. For example, DSPs can be configured by the system manager for different combinations of speakerphones, conference capabilities and other DSP-based facilities. The system's speakerphones incorporate full-duplex technology, which permits speakerphones to transmit in both directions at the same time without the need to override one speaker's voice to prevent feedback interference.

         Inter-Tel has evolved the AXXESS and ECLIPSE2 SYSTEMS to server-based communication systems by developing a Windows-NT server-based Central Processing Unit, or CPU for the Inter-Tel systems. This CPU is designed to handle call processing with greater speed and efficiency. By combining server-based technology and Inter-Tel AXXESS and ECLIPSE2 technology, Inter-Tel leverages the benefits of a standards-based computer server and the benefits of a PBX, such as equipment maintenance during system operation. Because this server-based CPU integrates with the Inter-Tel systems, current customers can benefit from the new functionality and call handling capacity, while retaining their current system investment.

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

         IP TELEPHONY PRODUCTS AND INTER-TEL.NET NETWORK

         IP TELEPHONY VOICE AND DATA GATEWAYS/ROUTERS. Voice and data routers are transition points between two different network types, such as between the public circuit switched telephone network and a packet switched IP network such as the Internet. IP Router products convert regular voice and facsimile transmissions to or from the compressed data packets that travel over packetized networks. The Company markets a line of voice and data routers under the InterPrise brand.

         INTERPRISE BY INTER-TEL. This product line consists of the InterPrise 400 (four analog PSTN access ports), the InterPrise 3200D (up to twenty-four digital PSTN access ports), and the InterPrise 3200N (up to thirty access ports using AXXESS networking protocol). These products incorporate high speed embedded DSP technology and a proprietary Inter-Tel operating system, and are used primarily by business customers over their wide-area networks, or WANs, and virtual private networks, or VPNs. The InterPrise Voice and Data Routers enable phone-to-phone and PC-to-phone calling over IP networks.

         INTERPRISE 400. The InterPrise 400 is designed for corporate use over a WAN. The InterPrise 400 can be attached to analog trunk or station interfaces on most US PBX systems. The PBX can then be programmed to use Automatic Route Selection or Least Cost Routing features to automatically route calls through that trunk interface for other locations that also have InterPrise routers/gateways. When phone users wish to place a call, they simply dial the desired telephone number like any other call. The PBX will route the call to the InterPrise 400, which converts it into the compressed or uncompressed, digitized data packets used by the corporate WAN, and routes the call via the WAN to another InterPrise gateway. The second gateway connects with the far-end PBX and dials either the extension number of the desired party or accesses a trunk on the PBX and makes a call into the switched network.

         Because IP telephony converts all transmissions to the same type of packets, both voice and data information can be transmitted using the same data circuits, thereby increasing efficiency and maximizing the use of bandwidth. Bandwidth utilization can be maximized to an extent such that some users may be able to reduce the overall number of circuits needed.

         INTERPRISE 3200D. The InterPrise 3200D is designed for corporate use over a WAN or VPN and can be connected to a T1 interface on most US PBX systems. The 3200D provides the same functionality as the InterPrise 400, but has a capacity of 24 channels.

         CLEARCONNECT - SOFTPHONE is PC-client software that acts as a single port IP telephony gateway and allows callers the ability to make real-time, two-way voice communications over IP networks.

         Callers connected to an IP network on their PC dial the destination phone number from a familiar Windows graphical user interface. Using the PC's microprocessor and multimedia capabilities, the PC-client software converts the caller's voice into compressed, digitized data packets and routes the call via the IP network to an Inter-Tel InterPrise voice and data router. The InterPrise voice and data router connects with the traditional telephone network and dials the final destination.

         The Company believes the ClearConnect SoftPhone could provide telecommunications savings for mobile employees by providing long-distance communication through Inter-Tel.NET at a lower total cost than standard long distance telephone service.

         The Company believes that the opportunity to leverage the potential for reduced cost phone calls is only one of the many opportunities for IP telephony. For this reason, the Company continues to enhance its product line.

         CLEARCONNECT - TALK TO AGENT. The Company has created web communications software that can be integrated with e-commerce web sites to provide real-time, two-way voice conversations. A Talk to Agent button automatically connects e-commerce customers to call center agents that can address their questions or provide sales assistance.

         INTER-TEL.NET. The Company through its subsidiary, Inter-Tel.NET, Inc., provides high quality communications services over data networks using IP with domestic points of presence (POPs) in Reno, New York, Los Angeles, Phoenix, Dallas and Miami/Ft. Lauderdale and International POPs in Mexico City, Monterrey, Guadalajara and Puebla Mexico and Hong Kong. Inter-Tel continues to develop its IP network of high capacity switches/gateways and privately managed bandwidth which can accommodate large volumes of traffic and provide quality and reliable service at levels difficult to achieve over unmanaged networks using the public internet. The managed network, routing structure and bandwidth capacity are designed to create a cost-effective solution. Through international alliances, Inter-Tel.NET is participating with businesses in Asia, Europe, Mexico and South America to provide international IP telephony service. The Company's core customer base includes telecommunication service providers, such as long distance carriers, resellers, Competitive Local Exchange Carriers, or CLECs, and data network providers that offer their end users access to voice, fax and other enhanced service. Where Inter-Tel.NET or one of its network partners does not have a POP, Inter-Tel.NET utilizes other IP networks or traditional Long Distance Carriers to complete the call. For risks associated with our Inter-Tel.NET business, see "Factors That May Affect Future Operating Results."

         COMPUTER-TELEPHONE INTEGRATION (CTI)

         Through CTI, the computer and the telephone are linked into one environment. Inter-Tel's AXXESS and Eclipse2 digital communication systems and software enable users to receive phone calls through their desktop PC. Using Caller I.D., a caller's information can be retrieved from a company's database even before the call is accepted. On an individual desktop or a company-wide network basis, Inter-Tel offers a variety of Call Center Suite products that can manage automatic call distribution at peak efficiency or route incoming telephone calls, based on various parameters, to a specific person. Inter-Tel's Call Center Suite products can also collect, analyze and report real-time call processing information for staff forecasting and analysis.

         Through the use of Microsoft's TAPI and Novell's TSAPI standard interfaces, Inter-Tel's software applications work with other "off-the-shelf" Windows applications such as personal information managers, call routing or call management. Inter-Tel has formed relationships with a number of third party software developers to integrate with their existing applications to create a working environment for database, personal organizer, or terminal emulation programs.

         If these off-the-shelf applications do not adequately meet the needs of a customer, the open design of Inter-Tel's software enables independent software developers to write custom applications through Inter-Tel's Developer Program. Alternatively, Inter-Tel's CTI Solutions Group can provide professional consulting services or can develop individual customer applications, for either desktop or local area network or LAN-based applications.

         UNIFIED MESSAGING AND VOICE PROCESSING SOFTWARE

         Inter-Tel's AXXESS and Eclipse2 Unified Messaging Software works in conjunction with a variety of messaging platforms, including the Microsoft Exchange messaging application, Lotus Notes, Lotus cc:Mail, Novell's GroupWise and Internet mail applications such as Qualcomm's

Eudora. Unified Messaging Software integrates all types of messages into a single-user interface on a PC, supports both voice mail and facsimile mail and provides another means for improving workplace productivity.

Inter-Tel's Voice Processing Unit and Unified Messaging Software, IVX500, and Executone DVX, EVX, and VX2 voice processing platforms work with Inter-Tel's AXXESS-brand, Eclipse2, and Executone communication platforms. These voice processing platforms provide advanced voice mail, auto attendant, recorded announcements, and messaging notification features for businesses.

         OTHER SERVICES AND PRODUCTS

         NETWORKING TECHNOLOGIES INTEGRATION. To develop a solid foundation for advanced data and telecommunications networking, customers require strategic network expertise from their networking provider. Inter-Tel designs, installs and supports the complete integration of a customer's complex data and telecommunications network, from land-based LANs to geographically dispersed WANs.

         By forming relationships with major manufacturers of hardware and software technologies, Inter-Tel provides the routers, ATM, LAN and WAN switches, file servers, intelligent hubs and other devices required for the customer's intranet or for usage of the Internet. Pre-sale design support, project coordination for implementation, and installation support are offered on the full line of Inter-Tel server-based telephony products, InterPrise products, and services.

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

         LEASING SERVICES. The Company offers its Totalease program through its Inter-Tel Leasing, Inc. subsidiary. Totalease enables an end user to acquire a full range of telephony systems, applications, maintenance and support services from affiliated vendors. The Totalease contract provides a total system financing solution to the customer at a set monthly cost, with system expansion available at predictable additional fees. The typical Totalease contract has a term of 60 months, with the customer entitled to renew the contract at a specified price for up to an additional 36 months.

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

         OTHER PRODUCTS. Inter-Tel also distributes other leading telecommunications products from its Factored Products Division through its direct sales offices, dealers and Value Added Resellers, or VARs. The Factored Products Division represents products that Inter-Tel has endorsed as leading communications peripherals utilized in many day-to-day functions. Businesses require telecommunications products to provide increased productivity, ease of operations and reliability.

Many of these products interface with Inter-Tel telephone systems. Inter-Tel's product selection consists of videoconferencing, battery backup, headsets, surge protection, paging equipment, wireless communications and data multiplexers.

SALES AND DISTRIBUTION

         The Company has developed a distribution network of direct sales offices, dealers and VARs which market the Company's products to small to medium size organizations and divisions or departments of larger organizations. As of December 31, 2000, in the United States, the Company had 47 direct sales offices and a network of hundreds of dealers which purchase systems directly from Inter-Tel. These resellers have traditionally sold complex data solutions to customers, and the Company is seeking to leverage its distribution network to capitalize on the convergence of data communications and telecommunications. The Company also maintains a wholesale distribution office in the United Kingdom that supplies its dealers and distributors throughout the UK and parts of mainland Europe. In addition, the Company maintains a direct sales office and a dealer in Japan. In January 2001, the Company acquired selected assets and liabilities of Convergent. As a result of the Convergent acquisition, the Company added 8 more direct sales offices in the United States.

         The Company believes that its success depends in part upon the strength of its distribution channels and its ability to maintain close access to its end user customers. In recent periods, the Company has sought to improve its access to end user customers by effecting strategic acquisitions of resellers of telephony products and services in markets in which the Company has existing direct sales offices and in other strategic markets. As of December 31, 2000, the Company's direct sales office personnel consisted of a total of 1,035 persons.

         The Company's sales through its direct sales offices and government and national accounts group as a percentage of total sales have decreased from 56.7% of net sales in 1999 to 52.6% of net sales in 2000. Sales to distributors, dealers, and VARs have increased from 26.6% of net sales in 1999 to 27.0% of net sales in 2000. Sales through the Company's long distance, IP and network services operations have increased from 10.6% of net sales in 1999 to 13.5% of net sales in 2000.

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

         International sales, which include digital communications platforms and IP telephony products, accounted for approximately 2.6% of net sales in 2000, compared to 2.5% in 1999. In order to sell its products to customers in other countries, the Company must comply with local telecommunications standards. The Company's AXXESS system, ECLIPSE2, and IP telephony products can be readily altered through software modifications, which the Company believes would facilitate compliance with these local regulations. In addition, the AXXESS and ECLIPSE2 systems have been designed to support multi-lingual functionality, and both currently support English, Japanese and Spanish.

         The Company is working to expand its dealer network in the United Kingdom, Europe, Japan and Latin America. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting intellectual property, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. Fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all.

CUSTOMER SERVICE AND SUPPORT

         The Company believes that customer service and support are critical components of customer satisfaction and the success of the Company's business. The Company operates a technical support hotline to provide a range of telephone support to its distributors, dealers and end user customers through the web and a toll-free number. The Company also provides on-site customer support and, through remote diagnostic procedures, has the ability to detect and correct system problems from its technical support facilities. In 2000, The Company began an initiative to greatly enhance its Internet and Extranet capabilities. The Company designed its new website to offer state-of-the-art support for sales and technical support activities, for both associates in our direct sales offices and dealer channel. The Company is also designing the website to offer a wide array of sales and technical information, including an on-line product and service catalog, more efficient order processing, PDF sales brochures, competitive information, on-line technical manuals, FAQ's in important areas, and convenient "touch-to-talk" live operator help employing our own ClearConnect two-way voice over IP technology. The new website launched in conjunction with The Company's major annual dealer conference in January 2001.

         Information taken from customer service call records allows feedback into Inter-Tel's Quality First continuous improvement process, thus providing direction for product and service enhancements. The Company's direct sales offices and resellers can receive service activity reports summarizing the reasons that technicians are asking for assistance and common issues that give rise to technical inquiries. This allows our direct sales offices and resellers to analyze trends in their service operations and provide better customer service.

RESEARCH AND DEVELOPMENT

         The Company believes that its ability to enhance its current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements are essential to the Company's success. The Company's research and development efforts over the last several years have been focused primarily on development of and enhancements to AXXESS and Eclipse2 Call Processing and Voice Processing with additional applications, incorporating IP convergence features into these platforms including IP telephones, development of Unified Messaging Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. Over the last several years, the research and development efforts have also focused on the development of the InterPrise product line, the ClearConnect SoftPhone, and the ClearConnect Talk to Agent Web Communications Software. The Company's current efforts are focused on the development and enhancement of IP telephony products and features for the AXXESS and ECLIPSE2 digital communication platforms, enhancements to Unified
Messaging Software, the IP PhonePlus digital telephone, the InterPrise voice and data router product line, and enhancements to Inter-Tel's NT-CPU PBX. The software-based architecture of the AXXESS and Eclipse2 systems facilitate maintenance and support, upgrades, and incorporation of additional features and functionality.

         The Company had a total of 193 personnel engaged in research and development and related technical service and support functions as of December 31, 2000. Research and development expenses were $19,489,000; $14,798,000; and $11,373,000; for 2000, 1999, and 1998, respectively.

MANUFACTURING

         The Company manufactures substantially all of its systems through third party subcontractors located in the United States, the Philippines, the People's Republic of China and Mexico. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce telephone switches, telephones and printed circuit boards to the Company's engineering specifications and designs. The suppliers also inspect and test the equipment before delivering them to the Company, which in some cases then performs systems integration, software loading, final testing and shipment. Varian Associates, Inc. ("Varian"), a multinational electronic company, currently manufacturers a significant portion of the Company's products, including substantially all of the printed circuit boards used in the AXXESS and ECLIPSE2 products, the Inter-Tel Axxent systems, and most of the Executone products at the Varian Tempe, Arizona or Poway, California facilities. The Company sold its manufacturing operation for the Executone line of products to Varian on January 31, 2000. The Company maintains written agreements with its principal suppliers. The Company provides a forecast schedule to its suppliers and revises the forecast on a periodic basis. Delays by our suppliers in delivering components integral to our manufacturing processes could cause us to fail to produce our products in a timely manner, which could harm our business.

QUALITY

         The Company believes that the quality of its systems, customer service and support, and other aspects of its organization are a critical element of meeting the needs of its customers. Through its Quality First continuous improvement process initiated in 1991, Inter-Tel implements quality processes throughout its business operations. The Company has established formal procedures to ensure responsiveness to customer requests, monitor response times and measure customer satisfaction. The Company has also established means by which all end users, including customers of the Company's resellers, can make product enhancement requests directly to the Company. The Company supports its dealers and VARs through an extensive training program at the Company's facility and at dealer sites, a toll-free telephone number for sales and technical support, an Extranet site offering up-to-date sales and support information, and the provision of end user marketing materials. The Company typically provides a one year warranty on its systems to end users. In manufacturing, the Company continuously monitors the quality of the products produced on its behalf by the Company's manufacturing subcontractors, and is extending the Company's Quality First continuous improvement process to its suppliers.

COMPETITION

         The market for the Company's products is highly competitive and in recent periods has been characterized by pricing pressures and business consolidations. The Company's PABX and key systems products competitors include Avaya, a spin-off of Lucent Technologies, Inc. ("Lucent") and Northern Telecom Limited ("NorTel"), as well as Comdial Corporation ("Comdial"), Iwatsu America, Inc. ("Iwatsu"), Mitel Corporation ("Mitel"), NEC Corporation ("NEC"), Nitsuko Corporation ("Nitsuko"), Matsushita Electric Industrial Co., Ltd. ("Panasonic"), Siemens Rolm Communications, Inc. ("Siemens"), Toshiba America, Inc. ("Toshiba") and others. Many of these competitors have significantly greater financial, marketing and technical resources than the Company. The Company also competes against the regional Bell operating companies (RBOCs), which offer systems produced by one or more of the aforementioned competitors and also offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office.

         In the market for voice processing applications, including voice mail, the Company competes against Applied Voice Technology, Inc. ("AVT"), Active Voice Corporation ("Active Voice"), ADC Telecommunication, Inc. ("ADC") (via acquisition of Centigram Communications Corporation), Lucent, Avaya and other competitors, certain of which have significantly greater resources than the Company. In the market for long distance services, the Company competes against AT&T, MCI WorldCom, Inc. ("MCI"), Sprint Corporation, Qwest Communications Corporation ("Qwest") and other competitors, many of which have significantly greater resources than the Company. The Company also expects to compete with RBOCs, cable television companies, satellite and other wireless broadband service providers and others for long distance business as those companies gradually respond to the Telecommunications Act. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. The Company believes that it competes favorably in its markets with respect to the price, performance and features of its systems, as well as the level of service and support that the Company provides to its customers. Certain of the Company's competitors have significantly greater name recognition and distribution capabilities than the Company.

         In the market for IP telephony products geared toward the enterprise markets, the Company competes against existing IP telephony gateway providers such as Lucent, Avaya, NorTel, CISCO Systems, 3Com, ADC, Motorola, and others. The Company competes against existing IP long distance service providers such as Concert, deltathree.com, iBasis, ITXC, Net2Phone and traditional telephone carriers such as AT&T and others. Several of these competitors have been active in developing and marketing IP telephony products and have established relationships with customers within their market. Should the market for IP telephony products become fully developed or develop at a rapid rate, large computer companies such as IBM Corporation ("IBM") and Microsoft Corporation ("Microsoft"), or large telephone companies such as AT&T, MCI, Sprint Corporation or Qwest, could choose to develop proprietary software designed to facilitate voice communication over an IP network or they may choose to develop their own IP network. In addition, Inter-Tel's router IP solutions may also compete with Cirilium products.

         As the Company competes for local telephone service, long distance service and IP network access, it faces additional competition from established foreign and domestic long distance carriers, RBOCs and other providers. Many of these competitors have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than the Company. In addition, RBOCs and other providers have greater name recognition, more established positions in the market and long standing relationships with customers. Accordingly, the Company cannot assure its investors that the Company will compete successfully in these markets.

         The Company expects that competition will continue to be intense in the markets addressed by the Company, and the Company cannot assure its investors that the Company will be able to continue to compete successfully.

INTELLECTUAL PROPERTY RIGHTS

         The Company's future success will depend in part upon its proprietary technology. The Company currently holds patents for 17 telecommunications and unified messaging products. The remaining life of these patents ranges from 5 to 17 years in duration. The Company has also applied to the U.S. Patent and Trademark Office for 6 additional patents. The Company also relies on copyright and trade secret law and contractual provisions to protect its intellectual property.

EMPLOYEES

         As of December 31, 2000, the Company had a total of 1,763 employees, of whom 1,418 were engaged in sales, marketing and customer support; 63 in quality, manufacturing and related operations; 193 in research and development and related technical service and support functions; and 89 in finance and administration. The Company's future success will depend upon its ability to attract, retain and motivate highly qualified employees, who are in great demand. The Company believes that its employee relations are good.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In addition, to the other information in this Report on Form 10-K, the following are important factors that should be considered in evaluating Inter-Tel and our business. This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of many risk factors including, without limitation, those set forth under "Factors That May Affect Future Results Of Operations" below. In evaluating the Company's business, shareholders and prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE SUCCESSFULLY, WE MUST CONTINUALLY INTRODUCE NEW AND ENHANCED PRODUCTS AND SERVICES THAT ACHIEVE BROAD MARKET ACCEPTANCE.

The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services as well as develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and could render our products and services obsolete.

In addition, if the markets for IP network products, CTI applications or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASING COMMERCIAL ACCEPTANCE OF OUR AXXESS AND ECLIPSE2 PLATFORMS, INTERPRISE PRODUCTS, AND RELATED COMPUTER TELEPHONY PRODUCTS.

During the past few years, we have introduced transparent networking and unified messaging on our AXXESS and ECLIPSE2 platforms and introduced our InterPrise family of voice and data convergence products. In 2000, we introduced ClearConnect, a software-based telephone that runs on a PC, ClearConnect Talk-to-Agent, an e-commerce "touch-to-talk" web call product, a line of IP voice terminals that add IP telephony to the AXXESS and ECLIPSE2 platforms, and several other telephony-related products. During the past 12 months, sales of our AXXESS digital communications platforms and related software have comprised a substantial portion of our net sales. We expect that our future success will continue to depend, in large part, upon the increasing commercial acceptance of the InterPrise and related Computer Telephony products, the AXXESS platform, and the ECLIPSE2 platform, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure that these products or platforms will succeed in the future.

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

Moreover, the adoption of packet switched technology networks generally requires the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. If the market for IP network voice communications fails to develop or to develop more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns; equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and fax communications over the Internet, and the delivery of other value-added services, is still in the early stages of development.

Historically, the sound quality of calls placed over IP-based networks was poor. As the IP-based telephony industry has grown, sound quality has improved, but the technology requires further refinement. Data-based networks have not achieved the levels of quality and reliability of the public-switched telephone network. We cannot assure you that the data network will ever achieve the reliability that the public-switched network has historically delivered. Accordingly, we cannot assure you that communications service providers and their end-user customers will be receptive to, and subscribe for, any other additional services we elect to deploy on our network. Any problems, perceived or real, with the reliability or functionality of any new services that we offer could discourage communications service providers from offering these services to their customers. In addition, the development of new services, such as unified communications services, may require substantial capital expenditures to be made well in advance of generating any revenue from such services or demonstrating any market acceptance of such services. If carriers and communications service providers do not employ our network to offer any new services to their customers, or if their customers do not subscribe for the services when offered, our financial condition and results of operations would be materially adversely affected.

BUSINESS ACQUISITIONS OR JOINT VENTURES MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

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

In particular, in January 2000, we acquired certain assets and assumed certain liabilities of Executone Information Systems, Inc. We were adversely affected by several of the risks described above relating to our Executone acquisition, including the risks related to unanticipated acquisition costs and impairment of employee and customer relationships, as well as the erosion of gross and operating margins, which risks substantially harmed our operating results. For these and other reasons noted in the footnotes to our financial statements and in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations, we wrote-off our investment in Executone during the second quarter of 2000. In addition to the Executone losses discussed above, for the quarter ended September 30, 2000, we also recorded a pre-tax loss of $2.0 million related to our equity share of Cirilium's net losses. As of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $8.6 million for 2000.

In January 2001, we acquired certain assets and assumed certain liabilities of Convergent. Generally, Inter-Tel acquired the voice customer base, accounts receivable, some inventory and fixed assets along with assumption of liabilities for warranty, maintenance and specified leased premises costs. In connection with the Convergent acquisition, we hired approximately 210 Convergent employees, and opened 8 Inter-Tel branch offices in previous Convergent locations. In addition to the foregoing risks and uncertainties we face generally in our acquisitions, we may experience the following difficulties or risks associated with the Convergent acquisition:

* substantially all of Convergent's sales were of our competitor's products and services, and these manufacturers may make our service and maintenance of such products expensive and difficult;
* a large number of Convergent's customers may decline the assignment of their maintenance contracts to us;
* any number of the approximately 210 employees hired by Inter-Tel may not integrate successfully or timely into the Inter-Tel business model and plans; and
* some or all of the independent contractors who performed projects for Convergent may not assume similar roles with Inter-Tel.

Moreover, to the extent that shares of our stock or the rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing shareholders will result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND MAY BE INFRINGING UPON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

Our success depends upon our proprietary technology. We currently hold patents for 17 telecommunication and unified messaging products and have also applied to the U.S. Patent and Trademark Office for six additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

We also cannot assure that third parties will not claim our current or future products or services infringe upon their rights. Occasionally, we are subject to proceedings alleging that certain of our key products infringed upon third party intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We have viewed presentations from two of our primary competitors, Lucent and Avaya, a spin-off of Lucent, alleging that our AXXESS digital communications platform utilizes inventions covered by certain of such competitor's patents. We are continuing the process of investigating this matter. Additionally, we recently received a letter from AT&T alleging that certain of our IP products infringe upon certain intellectual property protected by AT&T's patents. This matter is also being investigated. When any such claims are asserted against us, we may seek to license the third party's intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure that a license will be available on prices or other terms acceptable to us, if at all.

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

OUR IP NETWORK PRODUCTS MAY BE VULNERABLE TO VIRUSES, OTHER SYSTEM FAILURE RISKS AND SECURITY CONCERNS.

The Inter-Tel InterPrise, ClearConnect, AXXESS NT-CPU, Voice Processing Software, and Unified Messaging Software products may be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service that could harm our operations and revenues. In addition, we may lose customers if inappropriate use of the Internet or other IP networks by third parties jeopardized the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network. User concerns about privacy and security may cause IP networks in general to grow more slowly, and impair market acceptance of our IP network products in particular, until more comprehensive security technologies are developed.

WE MAY EXPERIENCE DIFFICULTIES DEVELOPING, MAINTAINING AND IMPROVING THE QUALITY OF THE INTER-TEL.NET NETWORK, AND REQUIRE MORE DEPENDENCE ON THIRD-PARTY SUPPLIERS OF TELECOMMUNICATIONS AND NETWORK TRANSMISSION SERVICES

We may be vulnerable to the risk of network failure. Despite the use of security measures, our network is susceptible to damage or interruption from earthquake, fire, flood and other natural disasters; and power loss, network failure, improper operation by employees, physical and electronic break-ins, and similar events. We presently have no off-site back-up facilities for our Network Operating Center (NOC), which handles all monitoring of our network, including trouble reporting, network analysis and network testing. We also use our NOC for monitoring our partners' networks. Any network interruption that impairs our ability to transmit and complete calls, as well as conduct adequate monitoring of our network and our partners' networks could damage our reputations and reduce demand for our services.

We have installed new Cisco Systems and new Cirilium 6200 technology in the Inter-Tel.NET network. We are also utilizing Inter-Tel InterPrise products to develop our own IP long-distance network to carry voice and data traffic. The Inter-Tel.NET network is still in the process of deployment and, accordingly, is subject to risks and uncertainties. As noted earlier, we have replaced some and expect to replace additional Vocal'Net Servers in the Inter-Tel.NET network with new technology to improve the reliability, functionality and interoperability of the network. We rely upon third-party vendors to provide us with the equipment and software that we use to transfer and translate calls from traditional voice networks to the IP-based networks, and vice versa. For example, we purchase substantially all of our IP-based telephony equipment and software from Cisco Systems, Inc., Cirilium, Inc., Info Directions, Inc., XACCT Technologies, Inc. and Simplified Telesys. We cannot assure you that we will be able to continue purchasing such equipment and software from these vendors on acceptable terms, if at all or that these vendors will continue to support their products. If we become unable to purchase from these vendors the equipment needed to maintain and expand our network as currently configured, or if these vendors discontinue support we may not be able to maintain or expand our network to accommodate growth and we may consequently be unable to grow revenues sufficiently to become profitable. Some of these vendors are smaller companies with limited resources and capitalization, and may not be able to sustain their business in the future. We also cannot assure that products developed by our suppliers will not suffer from speed and scalability problems that could harm our business.

In addition to its own network, Inter-Tel.NET has alliances with other third party domestic and international IP long distance and local communications service providers to originate and terminate calls. The successful expansion of our IP network depends on our ability to obtain services from these suppliers. Some of these suppliers are or may become our competitors and have not agreed to restrict competition against us. If these suppliers raise rates, change pricing structures, or experience power or bandwidth outages, our operations and business may be harmed. There is a risk that the local communications service providers may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We also may not be able to enter into relationships with enough overseas local service providers to handle increases in the volume of calls that we receive from our customers. We cannot assure that there will not be a significant disruption of service provided by these suppliers, now or in the future. If the domestic or international market for IP network products fails to develop or develops more slowly than we anticipate, or if we experience difficulty in the integration of technology, our Inter-Tel.NET network could become financially burdensome to maintain or obsolete, which could harm our business.

WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD PUT PRESSURES ON US.

         The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors primarily include:

* PABX and core systems providers such as Avaya (formerly part of Lucent), Nortel, Comdial, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens and Toshiba;
*        large data routing companies such as Cisco Systems and 3Com;
* voice processing applications providers such as AVT, Active Voice, ADC, Lucent and Avaya;
* long distance services providers such as AT&T, MCI WorldCom, Sprint and Qwest Communications;
* IP telephony product and service providers such as Lucent, Nortel, ADC, iBasis, Concert, DeltaThree, ITXC, deltasix.com, Net2Phone, Cirilium and others;
*        large computer corporations such as Microsoft and IBM; and
* regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

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

We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves certain risks and uncertainties, including the possibility of a shortage or delivery delay for certain key components, although we believe that alternate sources are available for most key components. We currently manufacture our products through manufacturers located in the United States, the Philippines, the People's Republic of China and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the AXXESS, the ECLIPSE2, the Inter-Tel Axxent, as well as substantially all of the Executone Computer Telephony products. We have occasionally experienced delays in the supply of components and finished goods. We cannot assure that we will not experience similar delays in the future.

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

A substantial portion of our net sales is made through our network of independent dealers. We face intense competition from other telephone, voice processing, and voice/data router system manufacturers for these dealers' business, as most of our dealers carry products that compete with our products. We cannot assure that any of our dealers will not promote the products of our competitors to our detriment. The loss of any significant dealer or group of dealers, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE GROWTH IN OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. Our loss of any key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, make timely product introductions and meet other key objectives and therefore harm our business. For example, our inability to retain key executives of Executone following our Executone acquisition impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. Moreover, our operating results will be impaired if we lose a substantial number of Convergent employees in the months to come following the Convergent acquisition. We cannot assure that we will be able to continue attracting and retaining the qualified personnel necessary for the development of our business.

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

The regulatory treatment of IP-based telephony outside of the United States varies widely from country to country. A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. Some countries prohibit, limit or regulate how companies provide IP-based telephony. Increased regulation of the Internet and/or IP-based telephony providers, or the prohibition of IP-based telephony in one or more countries could limit our ability to provide our services or make them more expensive. If foreign governments or other bodies begin to regulate or prohibit IP-based telephony, this regulation could have a material adverse effect on our ability to attain or maintain profitability.

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

Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, operating results could be harmed. Because sales of digital communication platforms through our dealers produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. Also, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales, which have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales. As a result, gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales. In addition, we experience seasonal fluctuations in our operating results, as net sales for the first and third quarters are frequently less than those experienced in the fourth and third quarters, respectively. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in sales and operating results on a quarterly basis.

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

OUR CHAIRMAN OF THE BOARD OF DIRECTORS, CEO AND PRESIDENT CONTROLS 21.5% OF OUR COMMON STOCK AND BE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL

As of December 31, 2000 Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 20.3% of the outstanding shares of the Common Stock. As of March 9, 2001 Mr. Mihaylo owned approximately 21.5% of the outstanding shares of the Company's Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

ANY OF THE FOREGOING COULD RESULT IN A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding Inter-Tel's directors and executive officers as of March 1, 2001.

Name                        Age         Position
----                        ---         --------

Steven G. Mihaylo           57          Chairman of the Board of
                                        Directors, Chief Executive Officer
                                        and President
Norman Stout                43          Executive Vice President/Chief
                                        Administrative Officer
Craig W. Rauchle            45          Executive Vice President
Jeffrey T. Ford             39          Senior Vice President/Chief
                                        Technology Officer
Kurt R. Kneip               38          Chief Financial Officer,
                                        Vice President and Secretary
J. Robert Anderson          64          Director
Jerry W. Chapman            60          Director
Gary Edens                  59          Director
C. Roland Haden             60          Director

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

         MR. FORD was elected Senior Vice President in May 1998 and has served as the Company's Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. ("IIS") in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a bachelor of science degree in Computer Systems Engineering from Arizona State University and holds an SEP certificate from the Stanford Graduate School of Business.

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

         MR. CHAPMAN was elected as a director in December 1999 and previously served as a director in the late 1980's and early 1990's. He recently retired as a partner with Arthur Andersen LLP after over 37 years in public accounting and consulting. During the first half of his career, Mr. Chapman focused his energies in the Audit and Assurance area of practice. In 1980, he moved into the Business and Strategic Consulting areas of practice as well as managing major practice areas for his firms. Mr. Chapman runs a consulting practice focusing on providing strategic and market driven services for his clients.

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

         The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee consisted of directors Chapman, Anderson and Haden, through December 31, 2000. The Audit Committee met seven times during the last fiscal year. The Board of Directors adopted a charter governing the duties and responsibilities of the Audit Committee. A copy of the Audit Committee charter is included in the proxy statement filed on about March 23, 2001. The Audit Committee performs quarterly reviews of financial information prior to filing public documents with the Securities and Exchange Commission. This Committee also recommends engagement of the Company's independent public accountants and is primarily responsible for approving the services performed by the Company's independent public accountants and for reviewing and evaluating the Company's accounting principles, its system of internal controls and financial management practices. The Compensation Committee consisted of directors Anderson and Edens through December 31, 2000. The Compensation Committee met three times during the last fiscal year. The Compensation Committee reviews employee compensation and makes recommendations thereon to the Board of Directors and administers the Company's Stock Incentive Plans. The Compensation Committee also determines, upon review of relevant information, the employees to whom options shall be granted.

ITEM 2.  PROPERTIES

         The Company maintains its corporate headquarters in 23,000 square feet of a building located in Phoenix, Arizona pursuant to a lease that expires in November 2001, and its principal development and distribution operations in a 96,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in 2008. The Company also owns a 70,000 square foot facility located in Reno, Nevada that houses the Inter-Tel.net network operations center, credit and lease finance facilities, business development center and sales office. The Company also leases sales and support offices in a total of 54 locations in the United States, including approximately 147,000 square feet of office space in Milford, Connecticut pursuant to the Executone acquisition (a substantial portion of which has been subleased), and two locations overseas. The Company's aggregate monthly payments under these leases were approximately $555,286 at December 31, 2000. The Company believes that its facilities will be adequate to meet its current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms. See "Factors That May Effect Future Operating Results."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         Inter-Tel Common Stock is traded over-the-counter (symbol INTL) and since February 1983 has been included in the Nasdaq National Market System. As of March 9, 2001 there were of record approximately 1,237 shareholders of the Company's Common Stock. The Company believes there are approximately 13,500 additional beneficial holders of the Company's Common Stock. The following table sets forth high and low closing prices reported by Nasdaq.

         Until 1997, Inter-Tel had never paid a cash dividend on its Common Stock. During 1997, the Board of Directors declared a quarterly cash dividend of $.01 per share of Common Stock. A dividend has been paid to shareholders of record for each quarter since December 31, 1997. The continuation of this dividend policy will depend on Company earnings, capital requirements for growth, financial conditions and other factors.


2000              HIGH       LOW            1999              HIGH       LOW
First Quarter     46 3/8     21 1/2         First Quarter     28 1/8     13 3/8
Second Quarter    28         12 7/8         Second Quarter    19         11 1/2
Third Quarter     16 5/16    11             Third Quarter     25 1/2     15 1/8
Fourth Quarter    13 1/4     6 3/16         Fourth Quarter    26 3/8     14

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

(In thousands, except
per share amounts and ratios)                                 For the years ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                          2000               1999            1998               1997            1996
Net Sales                           $  402,723         $  314,221      $  274,504         $  223,569      $  185,884
Cost of sales                          243,685(1)         159,463         140,946            122,363         104,966
Research and development                19,489             14,798          11,373              7,998           6,581
Selling, general and
  administrative                       127,468             98,430          86,554             69,942          56,386
Write-off in-process research
  and development                        5,433(1)              --          22,755(2)              --              --
Special charge                          45,245(1)              --              --                 --           4,542(3)
------------------------------------------------------------------------------------------------------------------------
Operating (loss) income                (38,597)            41,530          12,876(2)          23,266          13,409(3)
========================================================================================================================

Equity share of Cirilium losses         (5,938)                --              --                 --              --
Write-off of Cirilium investment        (2,045)                --              --                 --              --
Interest and other income                1,053              2,345           3,018              1,383           1,974
Interest expense                          (213)              (110)            (60)               (47)            (77)
------------------------------------------------------------------------------------------------------------------------
(Loss) income before taxes             (45,740)(1)         43,765          15,834(2)          24,602          15,306(3)
Income taxes                           (16,817)            16,619           6,790              9,920           6,264
========================================================================================================================

Net (loss) income                      (28,923)(1)     $   27,146      $    9,044(2)      $   14,682      $    9,042(3)
========================================================================================================================

Net (loss) income per share
  Basic                             $    (1.10)(1)     $     1.05      $     0.34(2)      $     0.59      $     0.35(3)
  Diluted                           $    (1.10)(1)     $     1.01      $     0.32(2)      $     0.57      $     0.34(3)
------------------------------------------------------------------------------------------------------------------------
Weighted average basic
  common shares                         26,273             25,949          26,602             24,836          25,780
Weighted average diluted
  common shares                         26,273             27,004          27,846             25,983          26,572
------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets                        $  243,126         $  247,517      $  197,030         $  194,988      $  132,611
Working capital                         86,008             60,799          96,317            123,814          79,709
Shareholders' equity                   136,436            168,121         142,686            145,505          94,934

------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Current ratio                             2.05               1.93            3.17               4.69            4.09
Return on equity-continuing
   Operations                            (17.2)%             19.0%            6.2%              15.5%           10.6%
Return on equity-excluding
   Charges                                 7.8%(1)           19.0%           15.6%(2)           15.5%           13.8%(3)
========================================================================================================================

(1) 2000 operating income includes charges of $66.8 million, which reduced net income by $42.0 million, or $1.60 per share after tax. These pre-tax charges reflect the write-off of the Executone acquisition of $50.9 million ($7.6 million of which is included in cost of sales) in the second quarter, the write-off of IPRD in connection with the Executone purchase of $5.4 million during the first quarter, the write-down to net realizable value of Inter-Tel.NET assets of $2.0 million during the second quarter, the equity share of Cirilium's losses of $5.9 million for the year, and write-off of the Company's investment in Cirilium of $2.6 million (including reserve adjustments) during the third quarter. Without these charges, the Company would have reported net income of $13.1 million ($0.50 per diluted share) for the year ended December 31, 2001.
(2) 1998 operating income includes a special charge of $22.8 million, which reduced net income by $13.7 million or $.49 per diluted share after tax. This charge reflects the write-off of in-process research and development in connection with the purchase of certain assets and liabilities of Telecom Multimedia Systems, Inc. ("TMSI"). Without this write-off, the Company would have reported net income of $22.7 million ($.82 per diluted share) for the year ended December 31, 1998.
(3) 1996 operating income includes a special charge of $4.5 million, which reduced net income by $2.7 million or $.10 per diluted share after tax. This special charge reflects the decision by the Company to replace its MIS system software. Without this special charge, the Company would have reported net income of $11.8 million ($.44 per diluted share) for the year ended December 31, 1996.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors and executive officers is included at the end of Part I, Item 1 on this report under the caption "Directors and Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Two of the Company's executive officers received loans from Inter-Tel during 1999 to acquire common stock in Cirilium, a company formed during 1999 that is jointly owned by Inter-Tel and Hypercom Corporation. Norman Stout and Craig Rauchle received loans on December 29, 1999 of $250,000 and $200,000, respectively, to acquire 375,000 and 300,000 shares, respectively, of voting common stock of Cirilium. The Promissory Notes are interest-only notes with balloon payments due or before March 15, 2004. The loans bear interest at the mid-term applicable federal interest rate, compounded annually. Interest payments are due on or before March 15 of each anniversary beginning on March 15, 2000. The notes are full recourse loans and the Company retains the Cirilium common stock certificates as collateral.

         In addition, in connection with their service as members of the board of directors of Cirilium, on January 31, 2000, Steven Mihaylo and Norman Stout were granted fully vested options to purchase stock in Cirilium of 50,000 shares each at a price of $1.20 per share. Cirilium is a corporation that was formed as a joint venture between the Company and Hypercom Corporation to develop and market IP telephony products and services. The Company owns approximately 19.9% of the outstanding capital stock of Cirilium.

         In addition, unrelated to Jerry Chapman's participation on the board of directors of Inter-Tel, Incorporated, but pursuant to a separate consulting agreement to provide professional services to Cirilium Corporation ("Cirilium"), on January 1, 2000, Mr. Chapman received rights to purchase 50,000 shares of Cirilium common stock at a price of $.667 per share. In addition, Mr. Chapman received cash compensation of $45,000, paid directly by Cirilium, for providing consulting services during 2000. On March 1, 2000, Mr. Chapman acquired 50,000 shares pursuant to the rights granted in January. Each of these events occurred prior to the date that Mr. Chapman joined the board of directors of Cirilium.

         In April 2000, Mr. Chapman was elected to Cirilium's board of directors. On June 1, 2000, for services as a member of the board of directors of Cirilium, Mr. Chapman was granted vested options to purchase an additional 50,000 shares of Cirilium common stock at a price of $1.20 per share.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1.   FINANCIAL STATEMENTS

The following consolidated financial statements of Inter-Tel, Incorporated, and subsidiaries, are incorporated by reference to Exhibit 13.0:

     Report of Ernst & Young LLP, Independent Auditors
     Consolidated balance sheets--December 31, 2000 and 1999
     Consolidated statements of income--years ended December 31, 2000, 1999 and 1998
     Consolidated statements of shareholders' equity--years ended December 31,
       2000, 1999 and 1998
     Consolidated statements of cash flows--years ended December 31, 2000, 1999 and 1998
     Notes to consolidated financial statements

2.   FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

     Schedule for the three years ended December 31, 2000:

         Schedule II--Valuation and Qualifying Accounts              Page No. 31

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

     10.15(1)     Registrant's form of standard Distributor Agreement.

     10.16(1)     Registrant's form of standard Service Agreement.

     10.34(2) *   1984 Incentive Stock Option Plan and forms of Stock Option
                  Agreement.

     10.35(3) Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

     10.37(3) *   Tax Deferred Savings Plan.

     10.51(11) *  1990 Directors' Stock Option Plan and form of Stock Option
                  Agreement.

     10.52(15) *  Inter-Tel, Incorporated Long-Term Incentive Plan and forms of
                  Stock Option Agreements.

     10.53(12)    Agreement between Registrant and Maxon Systems, Inc. dated
                  February 27, 1990.

     10.54(12)    Agreement between Registrant and Varian Tempe Electronics
                  Center dated February 26, 1991.

     10.55(12)    Agreement between Registrant and Jetcrown Industrial Ltd.
                  dated February 18, 1993.

     10.56(13) *  Employee Stock Ownership Plan.

     10.57(14)    Loan and Security Agreement dated March 4, 1997 between Bank
                  One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.

     10.58(16)    Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

     10.59(17) *  Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

     10.60(17) *  Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

     10.61(18) *  Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.

     10.61(19)    Computer Telephony Asset Purchase Agreement dated as of
                  October 17, 1999 by and between Executone Information Systems,
                  Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business
                  Information Systems, Inc.

     13.0 (20)    Excerpts from Annual Report to Security Holders.

---------------------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 2-70437).

(2) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 2-94805).

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211).

(10) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(11) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 33-40353).

(12) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-70054).

(13) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 33-73620).

(14) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).

(15) Incorporated by reference to Registrant's Proxy Statement dated March 23, 1994.

(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-41197).

(18) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-67261).

(19) Incorporated by reference to Registrant's Report on Form 8-K (File No. 333-67261).

(20) Filed herewith, except as noted.

* Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

(b) Reports on Form 8-K. The Company filed Form 8-K (File No. 333-67261) on January 14, 2000 in connection with the acquisition of selected assets and liabilities of the computer telephone division of Executone Business Information Systems, Inc.

(c) Exhibits.

     13.0  Excerpts from Annual Report to Security Holders. Filed herewith.
     23.0  Consent of Ernst & Young LLP, Independent Auditors.
     24.1  Power of Attorney.
     See Item 14(a) 3 also.

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


                                        INTER-TEL, INCORPORATED


                                        BY: /S/ Steven G. Mihaylo
                                            ---------------------
                                            Steven G. Mihaylo
                                            Chairman and Chief Executive Officer


Dated: March 23, 2001

                         EXHIBIT 24.1--POWER OF ATTORNEY


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

        Signature                        Title                        Date
        ---------                        -----                        ----

/S/ Steven G. Mihaylo            Chairman and Chief              March 23, 2001
---------------------            Executive Officer
Steven G. Mihaylo

/S/ Kurt R. Kneip                Vice President and              March 23, 2001
-----------------                Chief Financial Officer
Kurt R. Kneip

/S/ J. Robert Anderson           Director                        March 23, 2001
-----------------------
J. Robert Anderson

/S/ Jerry W. Chapman             Director                        March 23, 2001
--------------------
Jerry W. Chapman

/S/ Gary D. Edens                Director                        March 23, 2001
-----------------
Gary D. Edens

/S/ C. Roland Haden              Director                        March 23, 2001
-------------------
C. Roland Haden

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        (in thousands)
----------------------------------------------------------------------------------------------------------
                                     COL. A        COL. B          COL. C          COL. D        COL. E
----------------------------------------------------------------------------------------------------------
                                               ADDITIONS
                                                   Charged        Charged to
                                     Balance at       to            Other         Charged to    Balance
                                     Beginning     Costs &         Accounts       Deductions    at End of
          DESCRIPTION                of Period     Expenses        Describe       Describe      Period
----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000

Deducted from asset accounts:
Allowance for doubtful accounts        $8,814        $6,793           $4,994(3)    $3,414(1)    $17,187
Allowance for lease Accounts           $6,734        $4,927           $--          $2,791(1)    $ 8,870
Inventory allowance                    $5,849        $1,653           $6,278(3)    $1,883(2)    $11,897

YEAR ENDED DECEMBER 31, 1999

Deducted from asset accounts:
Allowance for doubtful accounts        $4,604        $4,623           $2,628(3)    $3,041(1)    $8,814
Allowance for lease Accounts           $5,716        $3,773           $  --        $2,755(1)    $6,734
Inventory allowance                    $5,453        $1,508           $83   (3)    $1,195(2)    $5,849

YEAR ENDED DECEMBER 31, 1998

Deducted from asset accounts:
Allowance for doubtful accounts        $3,722        $2,963           $137  (3)    $2,218(1)     $4,604
                                        -----         -----           ----          --------      -----
Allowance for lease Accounts           $3,969        $2,688           $ --         $941  (1)     $5,716
                                        -----         -----           ----          --------      -----
Inventory allowance                    $5,740        $1,828           $ --         $2,115(2)     $5,453
                                        -----         -----           ----          --------      -----

----------------------------------------------------------------------------------------------------------

(1)      Uncollectible accounts written off, net of recoveries.
(2)      Inventory written off.
(3)      Acquired in purchase transaction.