Form 10-Q
period 2001-03-31
INTER TEL INC
filed 2001-05-15
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
   March 31, 2001                                               0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                        120 NORTH 44TH STREET, SUITE 200
                           PHOENIX, ARIZONA 85034-1822

                                 (602) 302-8900

                                   ----------


      Title of Class                            Outstanding as of March 31, 2001
      --------------                            --------------------------------

 Common Stock, no par value                                24,556,374


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

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)                                3

          Condensed consolidated balance sheets--March 31, 2001
          and December 31, 2000                                              3

          Condensed consolidated statements of income--three
          months ended March 31, 2001 and March 31, 2000                     4

          Condensed consolidated statements of cash flows--three
          months ended March 31, 2001 and March 31, 2000                     5

          Notes to condensed consolidated financial Statements--
          March 31, 2001                                                     6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                    23

PART II. OTHER INFORMATION                                                  23

SIGNATURES                                                                  25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                         March 31,    December 31,
                                                         2001          2000
                                                     (Unaudited)     (Note A)
                                                     -----------     --------
ASSETS
CURRENT ASSETS
  Cash and equivalents                               $   3,114        $  27,103
  Accounts receivable                                   65,249           61,482
  Inventories                                           35,390           35,060
  Net investment in sales-leases                        15,655           14,629
  Income taxes receivable                                7,964            9,157
  Deferred income taxes                                 14,347           13,116
  Prepaid expenses and other assets                      7,740            7,668
  Restricted cash for acquisition                        5,496               --
                                                     ---------        ---------
TOTAL CURRENT ASSETS                                   154,955          168,215

PROPERTY, PLANT & EQUIPMENT                             33,916           32,723
EQUIPMENT HELD UNDER LEASE, NET                            342              423
GOODWILL AND OTHER INTANGIBLES                          18,976           18,389
NET INVESTMENT IN SALES-LEASES                          21,670           22,808
OTHER ASSETS                                               498              568
                                                     ---------        ---------
                                                     $ 230,357        $ 243,126
                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $  32,120        $  35,438
  Current maturities of L-T debt                         1,952            1,766
  Other current liabilities                             46,116           45,003
                                                     ---------        ---------
       TOTAL CURRENT LIABILITIES                        80,188           82,207

DEFERRED TAX LIABILITY                                   5,059            5,222
LONG TERM DEBT                                           4,310            3,720
OTHER LIABILITIES                                       16,148           15,541

SHAREHOLDERS' EQUITY
  Common Stock                                         109,132          109,132
  Less:  Shareholder loans                              (1,018)          (1,018)
  Retained earnings                                     46,860           44,099
  Accumulated other comprehensive income                    62             (280)
                                                     ---------        ---------
                                                       155,036          151,933
  Less:  Treasury stock at cost                        (30,384)         (15,497)
                                                     ---------        ---------

       TOTAL SHAREHOLDERS' EQUITY                      124,652          136,436
                                                     ---------        ---------
                                                     $ 230,357        $ 243,126
                                                     =========        =========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended
(In thousands, except                            -------------------------------
per share amounts)                               March 31, 2001   March 31, 2000
------------------                               --------------   --------------

NET SALES                                           $ 93,703         $ 96,363
  Cost of sales                                       54,055           54,823
                                                    --------         --------
GROSS PROFIT                                          39,648           41,540

  Research & development                               4,139            5,668
  Selling, general, and administrative                32,055           30,911
  In-process research and development                     --            5,433
                                                    --------         --------
                                                      36,194           42,012

OPERATING INCOME (LOSS)                                3,454             (472)
                                                    --------         --------

  Equity Share of Cirilium Corp.'s net losses             --           (1,699)
  Interest and other income                              167              342
  Loss on foreign translation adjustments               (303)             (65)
  Interest expense                                      (227)             (75)
                                                    --------         --------

INCOME (LOSS) BEFORE INCOME TAXES                      3,091           (1,969)
  Income tax provision (benefit)                       1,143             (748)
                                                    --------         --------

NET INCOME (LOSS)                                   $  1,948         $ (1,221)
                                                    --------         --------

NET INCOME (LOSS) PER SHARE
  Basic                                             $   0.08         $  (0.05)
                                                    ========         ========
  Diluted                                           $   0.08         $  (0.05)
                                                    ========         ========

Weighted average basic common shares                  25,500           26,249
                                                    ========         ========
Weighted average diluted common shares                25,843           26,249
                                                    ========         ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                            ----------------------------------
(In thousands)                                              March 31, 2001      March 31, 2000
--------------                                              --------------      --------------
OPERATING ACTIVITIES
Net income (loss)                                              $  1,948            $ (1,221)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                                   3,000               3,194
  Provision for losses on receivables                             2,575               1,993
  Provision for inventory valuation                                 535               3,366
  Decrease (Increase) in other liabilities                          607              (1,118)
  Loss on sale of property and equipment                             25                 127
  Deferred income taxes                                          (1,394)              2,658
  Effect of exchange rate changes                                   342                (260)
  Purchased in-process research and development                      --               5,433
  Changes in operating assets and liabilities                    (3,725)            (15,361)
                                                               --------            --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               3,913              (1,189)

INVESTING ACTIVITIES
  Additions to property and equipment                            (3,088)             (2,963)
  Additions to operating leases                                      --                 (41)
  Proceeds from disposal of property and equipment                   18                   7
  Proceeds from disposition of business segment                      --               6,602
  Cash used in acquisitions                                     (11,520)             (1,647)
                                                               --------            --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (14,590)              1,958
                                                               --------            --------

FINANCING ACTIVITIES
  Cash dividends paid                                              (260)               (262)
  Treasury stock purchases                                      (14,141)                 --
  Payments on term debt                                            (319)               (222)
  Proceeds from term debt                                         1,095                  --
  Proceeds from exercise of stock options                           313               1,257
                                                               --------            --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (13,312)                773
                                                               --------            --------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS                     (23,989)              1,542

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                      27,103              19,226
                                                               --------            --------

CASH AND EQUIVALENTS AT END OF PERIOD                          $  3,114            $ 20,768
                                                               ========            ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2001

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform with the current period presentation.

From December 1999 to September 2000, the Company owned more than 20% but less than 50% of Cirilium Corporation ("Cirilium"). Therefore, the Company recorded the activity of Cirilium using the equity method of accounting during that period. The Company wrote-off its investment in Cirilium in September 2000, and reduced its ownership interest below 20%. As a result, since that time, and for the first quarter ended March 31, 2001, the Company no longer used the equity method of accounting for the Cirilium investment.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Implementation of this standard has been delayed by the FASB for a twelve-month period. The Company adopted SFAS 133 in the first quarter of fiscal 2001 with no effect to the Company's operations or financial position.

NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                                 Three Months Ended
per share amounts)                              March 31, 2001    March 31, 2000
------------------                              --------------    --------------
Numerator:
  Net Income                                        $ 1,948          $ (1,221)
                                                    -------          --------
Denominator:
  Denominator for basic earnings per
    share - weighted average shares                  25,500            26,249

  Effect of dilutive securities:
    Employee and director stock options                 343                --
                                                    -------          --------
  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                   25,843            26,249
                                                    -------          --------

Basic earnings per share                            $  0.08          $  (0.05)
                                                    =======          ========
Diluted earnings per share                          $  0.08          $  (0.05)
                                                    =======          ========

NOTE C - ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING CHARGES

CONVERGENT. On January 26, 2001, the Company acquired certain assets of Convergent Technologies, Inc. ("Convergent") for cash plus the assumption of various specific liabilities and related acquisition costs. Generally, Inter-Tel acquired segments of the voice customer base, accounts receivable, specified inventory and fixed assets along with assumption of liabilities for warranty, maintenance and specified leased premises costs. The Convergent transaction was accounted for using the purchase method of accounting.

The purchase price paid by the Company in the Convergent transaction is subject to adjustment based on the final balances of the specified assets and liabilities, and in particular, actual collected accounts receivable. The acquisition agreement provides that all accounts receivable not collected within the 90-day period following the closing of the transaction are guaranteed by Convergent, and reserves of approximately $7.9 million are held in escrow for claims relating to uncollected accounts receivable and for breaches of covenants, representations and warranties contained in the acquisition agreement. To date, the Company has filed a claim with the escrow agent for return of $7.8 million of the funds held in escrow, based on uncollected accounts receivable and adjustments to acquired assets and liabilities.

As of April 2001, Convergent and its parent corporation, Convergent Communications, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of this bankruptcy filing, Inter-Tel must now conclude its transactions with Convergent and its representatives, including matters relating to accounts receivable, inventory, maintenance and customer relations issues through bankruptcy court petitions and other complex means. In addition, to the escrow claim, the Company has also filed a petition with the bankruptcy court to set aside funds of Inter-Tel held by Convergent pursuant to the terms of the acquisition agreement regarding the collection of accounts receivable within 90 days of closing. We will be adversely affected to the extent that the completion of these contractual matters will require increased time and expense, or result in protracted legal proceedings to conclude the contractual agreement between the parties.

EXECUTONE. On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. ("Executone") for cash plus related acquisition costs. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes) was written-off as purchased in-process research and development since there was no alternative use. The Executone transaction was accounted for using the purchase method of accounting. In connection with the Executone acquisition, the Company sold a portion of the assets and liabilities at net book value to Varian Associates, Inc. ("Varian") of Tempe, Arizona in the first quarter of 2000.

During the second quarter of 2000, the Company decided to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to the Executone operations. At the time the original purchase was recorded, the Company had not anticipated closing the Milford facility. After incurring higher than anticipated losses from Executone operations and after a deterioration in the

Executone business, including loss of dealers and customers, delays in introduction and acceptance of new products, the Company's management decided it was in the best interests of the Company and its shareholders to close the Milford facility and consolidate its operations into the Company's metro-Phoenix, Arizona facilities.

The Company has accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. Accrued costs associated with this plan were estimates. The original estimates made for the second quarter for reserve balances have not changed significantly as of March 31, 2001.

Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. The Company is liable for the lease on the Milford buildings through January 2005. Various furniture leases run concurrently through March 2002. Other capital leases for computer and other equipment terminate on varying dates through September 2002. To date, the Company has entered into sublease agreements with third parties to sublease portions of the facility and equipment. The reserve for lease and other contractual obligations is identified in the table below.

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through March 31, 2001.

                                                                                        RESERVE
                                               CASH/      RESTRUCTURING                 BALANCE
         DESCRIPTION                          NONCASH        CHARGE        ACTIVITY    AT 3/31/01
         -----------                          -------        ------        --------    ----------
                                                         (In thousands)
PERSONNEL COSTS:
  Severance and termination costs             Cash         $ (1,583)       $ 1,583      $     --
  Other Plant closure costs                   Cash             (230)           142           (88)

LEASE TERMINATION AND OTHER CONTRACTUAL
OBLIGATIONS (NET OF ANTICIPATED RECOVERY):
  Building and equipment leases               Cash           (7,444)         1,526        (5,918)
  Other contractual obligations               Cash           (1,700)            81        (1,619)

IMPAIRMENT OF ASSETS:
  Inventories                                 NonCash        (3,454)         1,612        (1,842)
  Prepaid inventory and other expenses        NonCash        (2,485)         2,485            --
  Accounts receivable                         NonCash        (1,685)           529        (1,156)
  Fixed assets                                NonCash        (3,151)         2,942          (209)
  Net intangible assets                       NonCash       (29,184)        29,184            --
                                                           --------        -------      --------

TOTAL                                                      $(50,916)       $40,084      $(10,832)
                                                           ========        =======      ========

NOTE D - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

During the first quarter of 2000, Inter-Tel completed the acquisition of Executone (refer to NOTE C). The aggregate purchase price of the Executone acquisition was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes), or $0.13 per diluted share, was written-off as purchased in-process research and development.

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

During 2000, the operations of Executone were identified separately in the first and second quarters of 2000. Beginning in the 3rd quarter and directly as a result of the charge and reorganization associated with the Executone operations, the Company no longer accounts for or directly reports the Executone operations on a stand-alone basis. The operations have been integrated with the Company's existing wholesale and national and government account operations.

In December 1999, Inter-Tel entered into an agreement with Hypercom Corporation to jointly form Cirilium Corporation ("Cirilium"). Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony products and services, including Inter-Tel's Vocal'Net gateway products and technology. As of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. This charge includes the write-off of Inter-Tel's remaining basis in Cirilium Corporation. Total pre-tax losses from Cirilium from all sources were $8.6 million ($0.21 per diluted share) during 2000. As a result of the write-off, we do not expect to report the operations of Cirilium as a separate business segment. Refer to the table below for a summary of the operations for 2000.

During 2000, the Company determined that the operations of Inter-Tel.NET, the Company's IP long distance subsidiary, would be separately disclosed as a business segment. The operations represented a more significant component of the consolidated operations in 2000 compared to prior years and had a significant impact on the revenues and net losses.

During the first quarter of 2001, consistent with fiscal year-end 2000 reporting, the Company generated income from business segments, including charges, as follows:

                                            PRINCIPAL
(in thousands, except per share amounts)     SEGMENT   INTER-TEL.NET     TOTAL
                                             -------   -------------     -----

Net sales                                   $ 89,293      $ 4,410      $ 93,703
Gross Profit                                  43,214       (3,566)       39,648
Operating income (loss)                        7,945       (4,491)        3,454
Interest and other income                        167           --           167
Loss of foreign translation adjustments         (303)          --          (303)
Interest expense                                (145)         (82)         (227)

Net income (loss)                           $  4,828      $(2,881)     $  1,948
                                            ========      =======      ========

Net income (loss) per diluted share         $   0.19      $ (0.11)     $   0.08
                                            ========      =======      ========

     The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $90.9 million and $93.8 million of total revenues for the quarters ended March 31, 2001 and 2000, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the first quarters of 2001 and 2000, revenues from customers located internationally accounted for 3.0% and 2.6% of total revenues, respectively.

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

OVERVIEW

     Inter-Tel, incorporated in Arizona in 1969, is a single point of contact, full service provider of digital business telephone systems, call processing software, voice processing software, call accounting software, Internet Protocol ("IP") telephony software, computer telephone integration ("CTI") applications, IP and traditional long distance calling, and other communications services. Inter-Tel's products and services include the Axxess and Eclipse digital business communication software platforms, with integrated voice processing and unified messaging systems, InterPrise voice and data routers, ClearConnect Talk-to-Agent e-Commerce software, and IP telephony communications services. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "INTL."

RESULTS OF OPERATIONS

     Net sales decreased 2.8% to $93.7 million in the first quarter of 2001 from $96.4 million in the first quarter of 2000. For the quarter ended March 31, 2001, sales from the Company's direct sales offices and from wholesale distribution decreased approximately $6.4 million compared to the first quarter of 2000. This decrease is largely the result of lower sales to the Executone dealers, and to a lesser extent, of delayed buying decisions from customers attributable to recent economic conditions and competitive pressures. Sales from the Company's network services group, including Inter-Tel.NET, NetSolutions and Network Services agency, increased $1.3 million over the same periods. The remaining increases were attributable to increases from leasing and foreign operations. Please refer to Note E for additional segment reporting information.

     The following table sets forth selected statements of income data as a percentage of net sales:

                                                          Three months
                                                         Ended March 31,
                                                      -------------------
                                                        2001         2000
                                                      ------       ------
     Net sales                                         100.0%       100.0%
     Cost of sales                                      57.7         56.9
                                                      ------       ------
     Gross Profit                                       42.3         43.1
     Research and development                            4.4          5.9
     Selling, general and administrative                34.2         32.1
     IPRD write-off                                       --          5.6
                                                      ------       ------
     Operating income (loss)                             3.7         (0.5)
     Equity share of Cirilium Corp.'s net losses          --         (1.8)
     Interest and other income                          (0.1)         0.3
     Interest expense                                   (0.2)        (0.1)
                                                      ------       ------
     Income (loss) before income taxes                  (3.3)        (2.0)
     Income Taxes                                        1.2         (0.8)
                                                      ------       ------
     Net Income                                          2.1%        (1.3)%
                                                      ======       ======

     Gross profit for the first quarter of 2001 decreased 4.6% to $39.6 million, or 42.3% of net sales, from $41.5 million, or 43.1% of net sales, in the first quarter of 2000. The decline in gross profit as a percentage of sales (or gross margin) was primarily attributable to increases, as a percentage of total sales, in sales through Inter-Tel.NET operations, which generated negative margins. A different sales mix of products and services, including more sales of relatively smaller systems compared to 2000, and sales through different distribution channels, also contributed to lower gross margins. In addition, competitive pricing pressures on telephone systems negatively impacted gross margins during the first quarter of 2001 as net sales from the Company's direct sales offices and wholesale distribution decreased.

     Research and development expenses for the first quarter of 2001 decreased 27.0% to $4.1 million, or 4.4% of net sales, from $5.7 million, or 5.9% of net sales, for the first quarter of 2000. These decreases were primarily attributable to the reduction of expenses relating to the former Executone operations. However, the Company experienced comparable expenses in the remaining core business operations for the continued development of the Axxess and Eclipse networking software and systems, and the design and development of the Company's CTI applications. The Company expects that for the foreseeable future research and development expenses will increase sequentially in absolute dollars as the Company continues to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Selling, general and administrative expenses in the first quarter of 2001 increased 3.7% to $32.1 million, or 34.2% of net sales, from $30.9 million, or 32.1% of net sales, in the first quarter of 2000. The increase in absolute dollars and as a percentage of net sales was primarily due to integrating the operations of Convergent, acquired in January 2001. Selling, general and administrative expenses also increased, as a percentage of net sales, as a result of lower absorption of fixed costs on lower total net sales. The Company expects that for the foreseeable future selling, general and administrative expenses will continue to increase in absolute dollars, but may vary as a percentage of net sales.

     Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest decreased in 2001 compared to 2000 based on a lower level of invested funds, principally due to repurchases of the Company's Common Stock, as well as expenditures relating to the Convergent acquisition. Other changes in other income primarily reflected higher net foreign exchange rate losses.

     The Company's income tax rate for the first quarter of 2001 decreased to 37% compared to 38% for 2000. The rate decreased as a result of greater utilization of research tax credits and anticipated lower effective state taxes. The Company expects the 2001 tax rate to be similar to the tax rate effective for the quarter ended March 31, 2001.

     Net income for the first quarter was $1.9 million ($0.08 per diluted share), compared to a net loss of $1.2 million (loss of $0.05 per diluted share) reflecting the write-off of in-process research and development costs noted above. Excluding the write-off of in-process research and development costs, net income for the quarter ended March 31, 2000 would have been $2.1 million, or $0.08 per diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, the Company had $3.1 million in cash and equivalents, which represented a decrease of approximately $24.0 million from December 31, 2000. During the first quarter of 2001, the Company expended approximately $14.1 million to repurchase shares of the Company's Common Stock. In addition, on January 26, 2001, the Company paid cash of approximately $10.6 million plus acquisition and integration costs to purchase certain assets of Convergent. $7.9 million of this total is currently held in escrow, against which Inter-Tel has made claims of $7.8 million to date. The Company maintains a $25 million unsecured revolving line of credit with Bank One, Arizona, NA. This credit facility is annually renewable and is available through June 1, 2002. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the Company has used the credit facility primarily to support international letters of credit to suppliers. The remaining cash balances and credit facility may be used to further develop Inter-Tel.NET and for potential acquisitions, strategic alliances, working capital, stock repurchases and general corporate purposes.

    Net cash provided by operating activities totaled $3.9 million for the three months ended March 31, 2001, compared to cash used in operating activities of $1.2 million for the same period in 2000. Cash provided by operating activities in the first quarter of 2001 was primarily the result of cash generated from operations including non-cash depreciation and amortization charges, which was partially offset by increased accounts receivable, inventory, prepaid expenses and restricted funds associated with the acquisition of Convergent. The Company expects to expand sales through its direct sales office and dealer networks, including those acquired in the Convergent acquisition. The Company expects this sales expansion to require working capital for increased accounts receivable and inventories.

    Net cash used in investing activities totaled $14.6 million for the quarter ended March 31, 2001, compared to cash provided by investing activities of $2.0 million for the quarter ended March 31, 2000. During the first quarter of 2001, net cash used in acquisitions totaled approximately $11.5 million, $10.6 of which was attributable to the Convergent acquisition. Capital expenditures totaled approximately $3.1 million for the same period. Cash provided by investing activities in the comparable period of March 31, 2000 benefited from $6.6 million in cash received from the disposition of the manufacturing operations of Executone. The Company anticipates additional capital expenditures during 2001, principally relating to expenditures for equipment and management information systems used in its operations, for facilities expansion and Inter-Tel.NET operations.

    Net cash used in financing activities totaled $13.3 million in the three months ended March 31, 2001, compared to net cash provided by financing activities of $773,000 for the same period in 2000. During the first quarter of 2001, the Company purchased treasury stock using approximately $14.1 million, which was partially offset by the net proceeds from the issuance of term debt totaling $1.1 million in connection with the purchase of assets used in the Inter-Tel.NET network. Net cash used for dividends totaled approximately $260,000 during the first quarter of 2001, which was offset by cash provided by the exercise of stock options totaling $313,000.

    The Company offers to its customers lease financing and other services, including its Totalease program, through its Inter-Tel Leasing subsidiary. The Company funds its Totalease program in part through the sale to financial institutions of rental income streams under the leases. Resold Totalease rentals totaling $195.2 million and $198.4 million remained unbilled at March 31, 2001 and December 31, 2000, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the Totalease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

    The Company believes that its working capital and credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and to provide adequate working capital for the next twelve months. Provided sufficient resources, the Company may also repurchase shares of its Common Stock pursuant to board authorization, or finance acquisitions of additional resellers of telephony products or other strategic acquisitions or corporate alliances. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, operation of the business or the Inter-Tel.NET network or for additional acquisitions or stock repurchases, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

In addition, if the markets for Internet Protocol, or IP, network products, CTI applications or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

OUR FUTURE SUCCESS  LARGELY DEPENDS ON INCREASING  COMMERCIAL  ACCEPTANCE OF OUR
AXXESS  AND  ECLIPSE  PLATFORMS,   INTERPRISE  PRODUCTS,  AND  RELATED  COMPUTER
TELEPHONY PRODUCTS.

During the past few years, we have introduced transparent networking and unified messaging on our Axxess and Eclipse platforms and introduced our InterPrise family of voice and data convergence products. In 2000, we introduced ClearConnect, a software-based telephone that runs on a PC, ClearConnect Talk-to-Agent, an e-commerce "touch-to-talk" web call product, a line of IP voice terminals that add IP telephony to the Axxess and Eclipse platforms, and several other telephony-related products. During the past 12 months, sales of our Axxess digital communications platforms and related software have comprised a substantial portion of our net sales. We expect that our future success will continue to depend, in large part, upon the increasing commercial acceptance of the InterPrise and related Computer Telephony products, the Axxess platform, and the Eclipse platform, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure that these products or platforms will achieve commercial acceptance in the future.

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

THE EMERGING MARKET FOR IP NETWORK TELEPHONY IS SUBJECT TO MARKET RISKS AND UNCERTAINTIES THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSES.

The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure that packet switched technology networks will become widespread. Even if packet switched technology networks become widespread in the future, we cannot assure that our products, particularly the Inter-Tel InterPrise product lines, will successfully compete against other market players and attain broad market acceptance. Our overall financial condition will be adversely affected if our Inter-Tel.NET business is unsuccessful.

Moreover, the adoption of packet switched technology networks generally requires the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. If the market for IP network voice communications fails to develop or to develop more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns; equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; poor sound quality over IP networks as compared to circuit-switched networks; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and fax communications over the Internet, and the delivery of other value-added services, is still in the early stages of development.

In addition, the development of new services, such as unified communications services, may require substantial capital expenditures to be made well in advance of generating any revenue from such services or demonstrating any market acceptance of such services. If carriers and communications service providers do not employ our network to offer any new services to their customers, or if their customers do not subscribe for the services when offered, our own IP telephony business would not grow as rapidly as we anticipate, which would likely harm our overall business.

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

In particular, in January 2000, we acquired certain assets and assumed certain liabilities of Executone Information Systems, Inc. We were adversely affected by several of the factors described above relating to our Executone acquisition, including the risks related to unanticipated acquisition costs and impairment of employee and customer relationships, as well as the erosion of gross and operating margins, which risks substantially harmed our operating results. For these and other reasons noted in the footnotes to our financial statements and in the section titled Management's Discussion and Analysis of Financial
Condition and Results of Operations, we wrote-off our investment in Executone during the second quarter of 2000. In addition to the Executone losses discussed above, for the quarter ended September 30, 2000, we also recorded a pre-tax loss of $2.0 million related to our equity share of Cirilium's net losses. As of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $8.6 million for 2000.

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

As of April 2001, Convergent and its parent corporation, Convergent Communications, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of this bankruptcy filing, Inter-Tel must now conclude its transactions with Convergent and its representatives, including matters relating to accounts receivable, inventory, maintenance and customer relations issues through bankruptcy court petitions and other complex means. We will be adversely affected to the extent that the completion of these contractual matters will require increased time and expense, or result in protracted legal proceedings to conclude the contractual agreement between the parties. To the extent that the bankruptcy filing prohibits or impairs our ability to make claims against Convergent pursuant to the acquisition agreement, our results of operations may be adversely affected.

Finally, to the extent that shares of our stock or the rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing shareholders will result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

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

We also cannot assure that third parties will not claim our current or future products or services infringe upon their rights. Occasionally, we are subject to proceedings alleging that certain of our key products infringed upon third party intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We have viewed presentations from two of our primary competitors, Lucent and Avaya, a spin-off of Lucent, alleging that our Axxess digital communications platform utilizes inventions covered by certain of such competitor's patents. We are continuing the process of investigating this matter. Additionally, we recently received a letter from AT&T alleging that certain of our IP products infringe upon certain intellectual property protected by AT&T's patents. Although we have denied AT&T's allegations and intend to vigorously defend our position, we cannot assure you that we will ultimately prevail in this dispute. When any such claims are asserted against us, we may seek to license the third party's intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure that a license will be available on prices or other terms acceptable to us, if at all.

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

WE MAY EXPERIENCE DIFFICULTIES DEVELOPING, MAINTAINING AND IMPROVING THE QUALITY OF THE INTER-TEL.NET NETWORK.

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

WE ARE DEPENDENT ON THIRD-PARTY SUPPLIERS OF TELECOMMUNICATIONS AND NETWORK TRANSMISSION SERVICES.

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

WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD PUT PRESSURE ON US.

The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

* PABX and core systems providers such as Avaya (formerly part of Lucent), Nortel, Comdial, Iwatsu, Mitel, NEC, Nitsuko, Panasonic, Siemens, Toshiba, 3Com and Cisco Systems;
*    large data routing companies such as Cisco Systems and 3Com;
* voice processing applications providers such as AVT, Active Voice, ADC, Lucent and Avaya;
* long distance services providers such as AT&T, MCI WorldCom, Sprint and Qwest Communications;
* IP telephony product and service providers such as Lucent, Nortel, ADC, 3Com, Cisco Systems, iBasis, Concert, DeltaThree, ITXC, deltasix.com, Net2Phone, Cirilium and others;
*    large computer corporations such as Microsoft and IBM; and
* regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

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

We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves certain risks and uncertainties, including the possibility of a shortage or delivery delay for certain key components, although we believe that alternate sources are available for most key components. We currently manufacture our products through manufacturers located in the United States, the Philippines, the People's Republic of China and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the Axxess, the Eclipse, the Inter-Tel Axxent, as well as substantially all of the Executone Computer Telephony products. We have occasionally experienced delays in the supply of components and finished goods. We cannot assure that we will not experience similar delays in the future.

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

A substantial portion of our net sales is made through our network of independent dealers. We face intense competition from other telephone, voice processing, and voice/data router system manufacturers for these dealers' business, as most of our dealers carry products that compete with our products. Our dealers may choose to promote the products of our competitors to our detriment. The loss of any significant dealer or group of dealers, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.

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

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES THAT COULD HARM OUR BUSINESS.

The regulatory environment for IP network telephony is subject to substantial uncertainty. In the United States, we believe that there are currently few laws or regulations directly applicable to packet switched technology networks or to access to, or commerce on, IP networks generally. For example, there is currently a bill in the U.S. congress to allow the large LECs to provide broader Internet services that could effect Inter-Tel. This change, as well as future changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could significantly harm our business. The increasing commercial acceptance of packet switched technology networks, as well as other factors, may result in the future application or adoption of a number of laws and regulations relating to the conduct of our business as it relates to telecommunications, such as:

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

In the past few years, we introduced Axxess networking systems and software, which are typically sold to larger customers at a higher average selling price. Our Axxess networking products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding our communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from six months to more than nine months, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

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

As of March 31, 2001 Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 21.5% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our investments.

Interest Rate Risk. We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio. As of March 31, 2001, we had cash and cash equivalents of $3.1 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Declines in interest rates over time will result in lower interest income.

Foreign Currency Exchange Risk. We generate our revenue primarily from sales in the United States, however we also sell our products to customers located in the United Kingdom, Europe, Asia and South America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. As exchange rates vary, our expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations in the first quarter of 2001. If, during the remainder of 2001, the U.S. dollar uniformly decreases in strength by 10% relative to the currency used in our foreign sales of our foreign subsidiaries, our operating results for the remainder of 2001 would likely not be significantly affected.

                    INTER-TEL, INCORPORATED AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS--NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held April 30, 2001 (the Annual Meeting). On March 28, 2001 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, to our security holders to solicit their votes regarding the following matters that were discussed at our Annual Meeting:

1. Election of Directors: Steven G. Mihaylo, J. Robert Anderson, Jerry W. Chapman, Gary D. Edens and C. Roland Haden were elected to serve as directors until the 2002 Annual Meeting of Stockholders. The votes were as follows:

Nominee                    For:         Against:    Abstain:     Broker Non-Vote
-------                    ----         --------    --------     ---------------
Steven G. Mihaylo       20,166,675     1,679,289     434,139            0
J. Robert Anderson      21,401,082      444,882      434,139            0
Jerry W. Chapman        21,064,744      781,220      434,139            0
Gary D. Edens           21,403,929      442,035      434,139            0
C. Roland Haden         21,406,148      439,816      434,139            0

2. 1997 Long Term Incentive Plan Amendment: The stockholders voted on and approved a proposal to approve an amendment to the Company's 1997 Long Term Incentive Plan to provide for an automatic increase in the number of shares of Common Stock reserved thereunder on the first day of each fiscal year equal to the lesser of (a) 2.5% of the outstanding shares on that date, (b) 750,000 shares (subject to appropriate adjustment for all stock splits, dividends, subdivisions, combinations, recapitalizations and like transactions) or (c) a lesser amount as determined by the Board of Directors. The votes were as follows:

        For:              Against:           Abstain:         Broker Non-Vote
        ----              --------           --------         ---------------
     7,901,079           7,011,622            24,935             6,908,328

3. The stockholders also voted on and approved a proposal to ratify the appointment of Ernst & Young LLP to act as the independent auditors to audit our and our subsidiaries' financial statements for the year 2001. The votes were as follows:

        For:              Against:           Abstain:         Broker Non-Vote
        ----              --------           --------         ---------------
     21,783,982            40,457             21,525                 0

ITEM 5. OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of shareholders, if a stockholder of the Company fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement. Since the Company mailed its proxy statement for the 2001 annual meeting of stockholders on March 28, 2001, the deadline for receipt of any such stockholder proposal for the 2002 annual meeting of stockholders is February 11, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        Exhibits: None.

        Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTER-TEL, INCORPORATED


May 15, 2001                        /s/ Steven G. Mihaylo
------------                        --------------------------------------------
                                    Steven G. Mihaylo
                                    Chairman of the Board, Chief Executive
                                    Officer and President


May 15, 2001                        /s/ Kurt R. Kneip
------------                        --------------------------------------------
                                    Kurt  R. Kneip
                                    Vice President and
                                    Chief Financial Officer