Form 10-Q
period 2001-06-30
INTER TEL INC
filed 2001-08-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
    June 30, 2001                                                0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                      I.R.S. No. 86-0220994


                        120 North 44th Street, Suite 200
                           Phoenix, Arizona 85034-1822

                                 (602) 302-8900


                                  Common Stock
               (23,683,191 shares outstanding as of June 30, 2001)

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

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets --
         June 30, 2001 and December 31, 2000                                   3

         Condensed consolidated statements of operations --
         three and six months ended June 30, 2001 and June 30, 2000            4

         Condensed consolidated statements of cash flows --
         three and six months ended June 30, 2001 and June 30, 2000            5

         Notes to condensed consolidated financial statements --
         June 30, 2001                                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

PART II. OTHER INFORMATION                                                    25

         SIGNATURES                                                           26

PART I.  FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)                                       June 30,       December 31,
                                                       2001            2000
                                                     ---------       ---------
                                                    (Unaudited)      (Note A)
ASSETS
CURRENT ASSETS
  Cash and equivalents                               $  11,748       $  27,103
  Accounts receivable                                   53,183          61,482
  Inventories                                           31,523          35,060
  Net investment in sales-leases                        15,283          14,629
  Income taxes receivable                               18,408           9,157
  Deferred income taxes                                  7,505          13,116
  Prepaid expenses and other assets                      7,259           7,668
  Restricted cash for acquisition                        6,000              --
                                                     ---------       ---------
  TOTAL CURRENT ASSETS                                 150,909         168,215

PROPERTY, PLANT & EQUIPMENT                             34,957          32,723
EQUIPMENT HELD UNDER LEASE, NET                            254             423
GOODWILL AND OTHER INTANGIBLES                          19,651          18,389
NET INVESTMENT IN SALES-LEASES                          23,454          22,808
OTHER ASSETS                                               497             568
                                                     ---------       ---------
                                                     $ 229,722       $ 243,126
                                                     ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $  34,659       $  35,438
  Current maturities of long-term debt                   1,977           1,766
  Other current liabilities                             49,239          45,003
                                                     ---------       ---------
  TOTAL CURRENT LIABILITIES                             85,875          82,207

DEFERRED TAX LIABILITY                                   4,679           5,222
LONG TERM DEBT                                           5,802           3,720
OTHER LIABILITIES                                       16,374          15,541

SHAREHOLDERS' EQUITY
Common Stock                                           109,132         109,132
Less:  shareholder loans                                (1,018)         (1,018)
Retained earnings                                       45,939          44,099
Accumulated other comprehensive income                     154            (280)
                                                     ---------       ---------
                                                       154,207         151,933
Less: Treasury stock at cost                           (37,215)        (15,497)
                                                     ---------       ---------

TOTAL SHAREHOLDERS' EQUITY                             116,992         136,436
                                                     ---------       ---------
                                                     $ 229,722       $ 243,126
                                                     ---------       ---------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except                              Three Months               Six Months
per share amounts)                                Ended June 30,            Ended June 30,
                                              ----------------------    ----------------------
                                                2001         2000         2001         2000
                                              ---------    ---------    ---------    ---------
NET SALES                                     $ 103,836    $ 101,089    $ 197,539    $ 197,452

Cost of sales                                    58,916       63,040      112,971      117,863
Cost of sales - Executone restructuring              --        7,639           --        7,639
                                              ---------    ---------    ---------    ---------
Total cost of sales                              58,916       70,679      112,971      125,502

GROSS PROFIT                                     44,920       30,410       84,568       71,950

Research & development                            4,412        5,431        8,551       11,099
Selling, general and administrative              34,637       32,954       66,692       63,865
Nonrecurring charge                               5,357       45,245        5,357       45,245
In-process research and development                  --           --           --        5,433
                                              ---------    ---------    ---------    ---------
                                                 44,406       83,630       80,600      125,642
                                              ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                             514      (53,220)       3,968      (53,692)

Equity share of Cirilium Corp.'s net losses          --       (2,215)          --       (3,914)
Interest and other income                            47          613          214          955
Loss on foreign translation adjustments             (92)        (217)        (395)        (282)
Interest expense                                   (175)         (62)        (402)        (137)
                                              ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                   294      (55,101)       3,385      (57,070)
INCOME TAXES                                        109      (20,939)       1,252      (21,687)
                                              ---------    ---------    ---------    ---------

NET INCOME (LOSS)                             $     185    $ (34,162)   $   2,133    $ (35,383)
                                              =========    =========    =========    =========

NET INCOME (LOSS) PER SHARE-BASIC             $    0.01    $   (1.30)   $    0.09    $   (1.34)
                                              =========    =========    =========    =========

NET INCOME (LOSS) PER SHARE-DILUTED           $    0.01    $   (1.30)   $    0.08    $   (1.34)
                                              =========    =========    =========    =========

Average number of common shares
  Outstanding - Basic                            24,389       26,371       24,944       26,310
                                              =========    =========    =========    =========

Average number of common shares
  Outstanding - Diluted                          24,910       26,371       25,376       26,310
                                              =========    =========    =========    =========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands, except                                    Three Months             Six Months
per share amounts)                                      Ended June 30,          Ended June 30,
                                                     --------------------    --------------------
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)                                    $    185    $(34,162)   $  2,133    $(35,383)
Adjustments to reflect operating activities:
  Depreciation and amortization                         3,208       3,562       6,208       6,756
  Non-cash portion of nonrecurring charge               5,357      41,783       5,357      41,783
  Purchased in-process R&D                                 --          --          --       5,433
  Provision for losses on receivables                   3,241       2,020       5,817       4,013
  Provision for inventory valuation                       375      (3,526)        909        (161)
  Decrease in other liabilities                           226       8,010         833       6,892
  Loss on sale of property and equipment                   30          28          56         156
  Deferred income taxes                                 6,842     (21,038)      5,448     (18,380)
  Effect of exchange rate changes                          92         139         433        (121)
  Changes in operating assets and liabilities           4,465      14,516         730        (845)
                                                     --------    --------    --------    --------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                           24,021      11,332      27,924      10,143

INVESTING ACTIVITIES
  Additions to property and equipment                  (3,548)     (3,116)     (6,635)     (6,079)
  Additions to operating leases                            --         (81)         --        (122)
  Proceeds from disposal of property and equipment         28           4          46          11
  Proceeds from disposition of business segment            --          --          --       6,602
  Cash used in acquisitions                              (605)         --     (12,124)     (1,647)
                                                     --------    --------    --------    --------

NET CASH USED IN INVESTING ACTIVITIES                  (4,125)     (3,193)    (18,713)     (1,235)

FINANCING ACTIVITIES
  Cash dividends paid                                    (260)       (263)       (520)       (526)
  Payments on term debt                                  (774)       (329)     (1,094)       (551)
  Treasury stock purchases                            (13,202)         --     (27,343)         --
  Proceeds from term debt                               2,292          --       3,387          --
  Proceeds from stock issued under the ESPP               508         449         508         449
  Proceeds from exercise of stock options                 183         406         496       1,664
                                                     --------    --------    --------    --------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                (11,253)        263     (24,566)      1,036

INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS                                       8,643       8,402     (15,355)      9,944

CASH AND EQUIVALENTS AT BEGINNING
  OF PERIOD                                             3,105      20,768      27,103      19,226
                                                     --------    --------    --------    --------
CASH AND EQUIVALENTS AT END OF
  PERIOD                                             $ 11,748    $ 29,170    $ 11,748    $ 29,170
                                                     ========    ========    ========    ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform with the current period presentation.

From December 1999 to September 2000, the Company owned more than 20% but less than 50% of Cirilium Corporation ("Cirilium"). Therefore, the Company recorded the activity of Cirilium using the equity method of accounting during that period. The Company wrote-off its investment in Cirilium in September 2000, and reduced its ownership interest below 20%. As a result, since that time, and for the second quarter and six months ended June 30, 2001, the Company no longer used the equity method of accounting for the Cirilium investment.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS No. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

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

NOTE B -- EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended               Six Months Ended
(In thousands, except                   -----------------------------   -----------------------------
per share amounts)                      June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                        -------------   -------------   -------------   -------------
Numerator: Net income                      $    185       $ (34,162)       $  2,133        $(35,383)
                                           ========       =========        ========        ========
Denominator:
  Denominator for basic earnings per
  share - weighted average shares            24,389          26,371          24,944          26,310

Effect of dilutive securities:
  Employee and director stock options           521              --             432              --
                                           --------       ---------        --------        --------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions             24,910          26,371          25,376          26,310
                                           ========       =========        ========        ========

Basic earnings per share                   $   0.01       $   (1.30)       $   0.09        $  (1.34)
                                           ========       =========        ========        ========

Diluted earnings per share                 $   0.01       $   (1.30)       $   0.08        $  (1.34)
                                           ========       =========        ========        ========

As of June 30, 2000, the number of securities that could potentially dilute basic EPS in the future, but were excluded from the computation of diluted EPS because they were antidilutive, was 692,000 shares for the quarter and 961,000 for the six months ended June 30, 2000.

NOTE C -- ACQUISITIONS, DISPOSITIONS AND NONRECURRING CHARGES

CONVERGENT. On January 26, 2001, the Company acquired certain assets of Convergent Technologies, Inc. ("Convergent") for cash plus the assumption of various specific liabilities and related acquisition costs. Generally, the Company acquired segments of the voice customer base, accounts receivable, specified inventory and fixed assets, and assumed liabilities for warranty, maintenance and specified leased premises costs. The Convergent transaction was accounted for using the purchase method of accounting.

The purchase price paid by the Company in the Convergent transaction was subject to adjustment based on the final balances of the specified assets and liabilities, and in particular, actual collected accounts receivable. The acquisition agreement provided that all accounts receivable not collected within the 90-day period following the closing of the transaction were guaranteed by Convergent, and reserves of approximately $7.9 million were to be held in escrow for claims relating to uncollected accounts receivable and for breaches of covenants, representations and warranties contained in the acquisition agreement. In June 2001, the Company filed a claim with the escrow agent for return of the funds held in escrow, based on uncollected accounts receivable and adjustments to acquired assets and liabilities.

On June 15, 2001, Inter-Tel reached a settlement agreement with Convergent representatives which specified the return of funds from escrow and other amounts owed to Inter-Tel by Convergent that were previously set aside by the bankruptcy court. The settlement agreement also called for adjustments to the purchase price based on adjusted totals for assets to be acquired and liabilities to be assumed. Inter-Tel filed a petition with the bankruptcy court for return of all monies identified in the agreement reached with Convergent, and on July 23, 2001, the bankruptcy court ordered payment by the escrow agent and Convergent of an aggregate of $6.0 million plus interest, representing the full amount of Inter-Tel's claims. On July 25, 2001, in settlement of its claims, Inter-Tel received payment from the escrow agent of $5.1 million plus accrued interest, and a second payment of approximately $0.9 million plus accrued interest directly from the Convergent funds previously ordered set aside by the court. The $6.0 million total is included in "Restricted cash for acquisition" at June 30, 2001. Inter-Tel did not record a significant adjustment to the acquisition goodwill based on the return of funds from escrow and payment received directly from Convergent. The settlement payments only required adjustments or reallocations based on the specified assets acquired and liabilities assumed in connection of the purchase. Differences have been represented as adjustments to the net assets acquired.

INTER-TEL.NET AND ICA. During the second quarter of 2000, Inter-Tel recorded a pre-tax charge associated with Inter-Tel.NET operations of $2.0 million ($1.2 million after-tax), related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of redundant facilities. The pre-tax charge associated with Inter-Tel.NET during 2000 was related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network, and lease termination costs of certain redundant facilities.

In March 2000, the Company's Inter-Tel.NET subsidiary acquired the stock of Intercomm Americas, Inc. ("ICA"), an international IP communications reseller for $580,000 cash and 750,000 shares of Inter-Tel.NET Class B restricted stock, with conversion rights into Inter-Tel, Incorporated Common Stock. The acquisition purchase price was valued at $1.2 million at March 2000; however, this valuation changed based on the exercise of conversion rights in July 2001, as provided by the acquisition agreement.

On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation for a note of $4.95 million. The note is secured in part by stock and other marketable securities and 100% of the net assets of Inter-Tel.NET. The note is due and payable with a principal payment of $250,000 due Sixty (60) days from date of execution; then interest only from October 16, 2001 through July 15, 2002; then monthly principal and interest payments from July 16, 2002 to October 15, 2002 based on 1% of collected monthly revenues and based on 2% of collected monthly revenues from October 16, 2002 until paid in full). The note has balance due clauses in the event of (1) default, (2) "change of control" of the purchased entity or (3) December 31, 2007.

In connection with this transaction, the sellers of ICA elected to convert shares of Inter-Tel.NET into shares of Inter-Tel, Incorporated. As a result, Inter-Tel made adjustments totaling $4.85 million to goodwill based on the value of the converted Inter-Tel shares as of June 30, 2001. In addition, the Company assessed the fair value of the net assets of Inter-Tel.NET as of June 30, 2001 under FAS 121 and recorded a nonrecurring charge as of the close of the second quarter of $5.4 million ($3.4 million after tax) associated with the impairment of the Company's investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated current fair market value of the note and 17% interest in the net assets of Inter-Tel.NET. Except for some immaterial post-closing expenses, the charge is primarily non-cash related. The value of the impairment is subject to adjustment depending on the occurrence of certain post-closing contingencies related to the sale and, accordingly, is currently an estimate. Inter-Tel will account for the remaining 17% investment using the cost method of accounting.

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

The Company has accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. Accrued costs associated with this plan were estimates. The original estimates made for the second quarter for reserve balances have not changed significantly as of June 30, 2001.

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

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through June 30, 2001.

                                                                                       RESERVE
                                              CASH/      RESTRUCTURING                 BALANCE
             DESCRIPTION                    NON-CASH        CHARGE       ACTIVITY     AT 6/30/01
             -----------                    --------        ------       --------     ----------
                                                         (In thousands)

PERSONNEL COSTS:
  Severance and termination costs              Cash        $  (1,583)    $  1,583      $     --
  Other Plant closure costs                    Cash             (230)         230            --

LEASE TERMINATION AND OTHER CONTRACTUAL
OBLIGATIONS (NET OF ANTICIPATED RECOVERY):
  Building and equipment leases                Cash           (7,444)       1,861        (5,583)
  Other contractual obligations                Cash           (1,700)         195        (1,505)

IMPAIRMENT OF ASSETS:
  Inventories                                Non-Cash         (3,454)       1,980        (1,474)
  Prepaid inventory and other expenses       Non-Cash         (2,485)       2,485            --
  Accounts receivable                        Non-Cash         (1,685)         764          (921)
  Fixed assets                               Non-Cash         (3,151)       2,942          (209)
  Net intangible assets                      Non-Cash        (29,184)      29,184            --

TOTAL                                                      $ (50,916)    $ 41,224      $ (9,692)

NOTE D -- PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

During the first quarter of 2000, Inter-Tel completed the acquisition of Executone (refer to NOTE C). The aggregate purchase price of the Executone acquisition was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes), or $0.13 per diluted share, was written-off as purchased in-process research and development.

NOTE E -- SEGMENT INFORMATION

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

During the three months ended June 30, 2001, consistent with fiscal year-end 2000 reporting, the Company generated income from business segments, including a charge, as follows:

                                            PRINCIPAL
(in thousands, except per share amounts)     SEGMENT   INTER-TEL.NET    TOTAL
                                            ---------    ---------    ---------
Net sales                                   $  95,898    $   7,938    $ 103,836
Gross Profit                                   46,464       (1,544)      44,920
Nonrecurring charge                                --       (5,357)      (5,357)
Operating income (loss)                         8,218       (7,704)         514
Interest and other income                          48           (1)          47
Loss on foreign translation adjustments           (92)          --          (92)
Interest expense                                  (78)         (97)        (175)

Net income (loss)                           $   5,100    $  (4,915)   $     185
                                            =========    =========    =========

Net income (loss) per diluted share         $    0.20    $   (0.20)   $    0.01
                                            =========    =========    =========

During the six months ended June 30, 2001, consistent with fiscal year-end 2000 reporting, the Company generated income from business segments, including a charge, as follows:

                                            PRINCIPAL
(in thousands, except per share amounts)     SEGMENT   INTER-TEL.NET    TOTAL
                                            ---------    ---------    ---------
Net sales                                   $ 185,192    $  12,347    $ 197,539
Gross Profit                                   89,678       (5,110)      84,568
Nonrecurring charge                                --       (5,357)      (5,357)
Operating income (loss)                        16,163      (12,195)       3,968
Interest and other income                         215           (1)         214
Loss on foreign translation adjustments          (395)          --         (395)
Interest expense                                 (223)        (179)        (402)

Net income (loss)                           $   9,929    $  (7,796)   $   2,133
                                            =========    =========    =========

Net income (loss) per diluted share         $    0.39    $   (0.31)   $    0.08
                                            =========    =========    =========

The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $101.2 million and $98.5 million of total revenues for the quarters ended June 30, 2001 and 2000, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the second quarters of 2001 and 2000, revenues from customers located internationally accounted for 2.5% and 2.6% of total revenues, respectively.

PART I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report to Shareholders on Form 10-Q ("10-Q") contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The cautionary statements made in this 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Results of Future Operations" below and elsewhere in this 10-Q.

OVERVIEW

Inter-Tel, incorporated in Arizona in 1969, is a single point of contact, full service provider of digital business telephone systems, call processing software, voice processing software, call accounting software, networking software, Internet Protocol ("IP") telephony software, computer telephone integration ("CTI") applications, IP and traditional long distance calling, and other communications services. Inter-Tel's products and services include the Axxess and Eclipse digital business communication software platforms, with integrated voice processing and unified messaging systems, InterPrise voice and data routers, ClearConnect Talk-to-Agent e-Commerce software, and IP telephony communications services. The Company also provides maintenance, leasing and support services for its products. The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "INTL."

RESULTS OF OPERATIONS

The Company's operating results depend on a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by the Company and its competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from the Company's suppliers. Historically, a substantial portion of the Company's net sales in a given quarter have been recorded in the third month of that quarter, with a concentration of net sales in the last two weeks of the quarter. In addition, the Company has historically been subject to seasonal variations in its operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters.

Sales of systems through the Company's dealers and VARs typically generate lower gross margins than sales through the Company's direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, the Company's long distance and network services typically generate lower gross margins than sales of software and system products. Sales from Inter-Tel.NET for each of the periods presented have, at times, even generated negative gross margins, as discussed in further detail below. Accordingly, the Company's margins may vary from period to period depending upon distribution channel and product mix. In the event that sales through dealers or sales of long distance services increase as a percentage of net sales, the Company's overall gross margin would likely decline.

The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                       Three Months Ended June 30,   Six Months Ended June 30,
                                       ---------------------------   -------------------------
                                            2001         2000            2001         2000
                                           -----        -----           -----        -----
NET SALES                                  100.0%       100.0%          100.0%       100.0%
Cost of sales                               56.7         62.4            57.2         59.7
Cost of sales - Executone Restructuring       --          7.6              --          3.9
                                           -----        -----           -----        -----
Total cost of sales                         56.7         69.9            57.2         63.6

GROSS PROFIT                                43.3         30.1            42.8         36.4

Research and development                     4.2          5.4             4.3          5.6
Selling, general and administrative         33.4         32.6            33.8         32.3
Nonrecurring Charge                          5.2         44.8             2.7         22.9
IPRD write-off                                --          0.0              --          2.8
                                           -----        -----           -----        -----

OPERATING INCOME                             0.5        (52.6)            2.0        (27.2)

Equity Share of Cirilium's net losses         --         (2.2)             --         (2.0)
Interest and other income                    0.0          0.4             0.0          0.3
Interest expense                            (0.2)        (0.1)           (0.2)        (0.1)
Income taxes                                 0.1        (20.7)            0.6        (11.0)
                                           -----        -----           -----        -----
Net income (loss)                            0.2%       (33.8)%           1.1%       (17.9)%
                                           =====        =====           =====        =====

Included in the table above for 2001 is a charge recorded in connection with the sale of the Company's interest in Inter-Tel.NET. The Company recorded a nonrecurring charge as of the close of the second quarter of $5.4 million ($3.4 million after tax) associated with the impairment of the Company's investment in Inter-Tel.NET. The impairment was measured by the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest in the net assets of Inter-Tel.NET.

Included in the table above for 2000 are total nonrecurring charges of $52.9 million, plus $5.4 million write-off of in-process research and development costs (refer to Note D). The Executone restructuring charge of $50.9 million included $45.2 million for exit costs and asset impairment represents and $7.6 million associated with the impairment of inventories, which has been recorded as additional costs of sales. The restructuring costs are the result of management's decision to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to the entire Executone operations. After incurring higher than anticipated losses from Executone operations and experiencing a material deterioration in the business, including loss of dealers and customers, delays in introduction and acceptance of new products, management decided it was in the best interests of the Company and its shareholders to close the Connecticut facility, consolidate the operations into the Company's metro Phoenix, Arizona facilities and record the one-time charge.

During the second quarter of 2000, Inter-Tel also recorded a pre-tax charge associated with Inter-Tel.NET operations of $2.0 million ($1.2 million after-tax), related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of redundant facilities. The pre-tax charge associated with Inter-Tel.NET during 2000 was related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network, and lease termination costs of certain redundant facilities.

NET SALES. Net sales for the second quarter of 2001 increased 2.7% to $103.8 million, compared to $101.1 million in the second quarter of 2000. Net sales increased slightly to $197.54 million in the first six months of 2001, compared to $197.45 million in the first six months of 2000. For the quarter ended June 30, 2001, sales from the direct sales offices, government and national accounts, and from wholesale distribution increased approximately $3.9 million compared to 2000. The second quarter increase in net sales was attributable to increased sales of Axxess and Eclipse products, and to sales from the new Convergent offices acquired at the end of January 2001, and increased sales from Inter-Tel.NET.

Sales for the quarter and six months ended June 30, 2001 from Inter-Tel.NET increased $947,000 and $2.9 million, respectively, compared to the same periods in 2000. The Inter-Tel.NET increases represented a higher volume of Internet
Protocol minutes generated compared to 2000. Sales for the quarter ended June 30, 2001 from the Company's network services group, including Inter-Tel NetSolutions and Network Services agency, decreased $3.1 million compared to 2000, reflecting a lower volume of sales, as opposed to pricing changes. The remaining increases were attributable to increases from leasing and foreign operations. Please refer to Note E for additional segment reporting information.

Inter-Tel's sales increase for the second quarter of 2001 was driven by increased sales volume, as opposed to pricing changes. Inter-Tel recognized greater revenues due to higher sales volumes of systems through the direct sales offices and government and national accounts group; an increased number of customers; sales attributable to enhanced technologies and new products; larger systems purchased by customers; and a greater volume of minutes sold through the Inter-Tel.NET network. In some instances, prices of various telecommunications systems actually decreased, or discounts or other promotions were offered to customers to generate the higher volume of sales.

GROSS PROFIT. Gross profit for the second quarter of 2001 increased 22.6% to $44.9 million, or 43.3% of net sales, from $30.4 million, or 30.1% of net sales including the 2000 Executone restructuring charge, in the second quarter of 2000. Excluding the 2000 Executone restructuring charge, gross profit increased 18.1% in the second quarter of 2001 compared to the second quarter of 2000. Gross profit increased 6.9% to $84.6 million, or 42.8% of net sales, in the first six months of 2001 compared to $72.0 million, or 36.4% of net sales, in the first six months of 2000 including the 2000 charge. Excluding the Executone restructuring charge, gross profit for the six months ended June 30, 2001 increased 6.3% compared to the comparable period in 2000. The increases in gross profit as a percentage of sales (or gross margin) were attributable to a higher percentage of sales generated by the Company's direct sales offices and government and national accounts group. In addition, although Inter-Tel.NET continued to recognize negative margins, the margins improved significantly in both periods in 2001 compared to 2000. Margins improved despite competitive pricing pressures throughout the business.

RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2001 decreased to $4.4 million, or 4.2% of net sales, compared to $5.4 million, or 5.4% of net sales, for the second quarter of 2000. Research and development expenses decreased to $8.6 million, or 4.3% of net sales, in the first six months of 2001 compared to $11.1 million, or 5.6% of net sales, in the first six months of 2000. These decreases were primarily attributable to the reduction of expenses relating to the Executone operations. However, the Company experienced comparable research and development expenses in the remaining core business operations, primarily related to the continued development of the Axxess and Eclipse networking software and systems and the design and development of the Company's CTI applications. The Company expects that for the foreseeable future research and development expenses will increase sequentially in absolute dollars as the Company continues to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2001 increased to $34.6 million, or 33.4% of net sales, compared to $33.0 million, or 32.6% of net sales, for the second quarter of 2000. Selling, general and administrative expenses increased to $66.7 million, or 33.8% of net sales, in the first six months of 2001 compared to $63.9 million, or 32.3% of net sales, in the first six months of 2000. The increases in absolute dollars and as a percentage of net sales for the quarter and six months ended June 30, 2001 were attributable primarily to the higher percentage sales generated by the Company's direct sales offices and government and national accounts division, as well as increased reserves for accounts receivable. Selling, general and administrative expenses from Inter-Tel.NET decreased more than $0.5 million during the quarter and first six months of 2001 compared to 2000, reflecting cost-cutting measures implemented during 2001. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary in the future as a percentage of net sales.

IN-PROCESS RESEARCH AND DEVELOPMENT. On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. for $44.3 million in cash plus related acquisition costs, subject to purchase price adjustments as of the closing date. Of the total purchase price, $5.4 million, or $3.4 million after taxes, was written-off as purchased in-process research and development.

NONRECURRING CHARGES. In connection with the sale of its interest in Inter-Tel.NET in July 2001, the Company recorded a nonrecurring charge as of the close of the second quarter of $5.4 million ($3.4 million after tax) associated with the impairment of the Company's investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest in the net assets of Inter-Tel.NET.

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

INTEREST AND OTHER INCOME. Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Interest and other income decreased approximately $0.7 million in the first six months of 2001 compared to 2000 principally as a result of lower levels of cash available for investment. During the first six months of 2001, the Company recognized foreign exchange rate losses of $395,000, a decrease of 40% compared to losses of $282,000 in 2000. Interest expense was $402,000 in the first six months of 2001, an increase of 193% compared to $137,000 in 2000, primarily attributable to the use of cash for the repurchase of the Company's Common Stock during 2001.

NET INCOME/(LOSS). Net income for the second quarter was $185,000 ($0.01 per diluted share), including the nonrecurring charge associated with the Inter-Tel.NET impairment, compared to net loss of $34.2 million ($1.30 per diluted share) for the second quarter of 2000, reflecting the charges noted above associated with the Executone and Inter-Tel.NET operations. Excluding the charges, net income reached $3.6 million ($0.15 per diluted share) for the second quarter of 2001, compared to a loss of $336,000 ($0.05 per diluted share) in 2000. Net income for the six months ended June 30, 2001 was $2.1 million ($0.08 per diluted share), including the nonrecurring charge associated with the Inter-Tel.NET impairment, compared to net loss of $35.4 million ($1.34 per diluted share) for the second quarter of 2000, reflecting the charges associated with the Executone and Inter-Tel.NET operations. Excluding the charges, net income totaled $5.5 million ($0.22 per diluted share) for the second quarter of 2001, compared to net income of $773,000 ($0.03 per diluted share) in 2000.

Excluding the charges and operations of Inter-Tel.NET, the Company reported net income of $5.1 million ($0.20 per diluted share) for the second quarter of 2001, compared to net income of $3.4 million ($0.13 per diluted share) for 2000. Excluding the charges and operations of Inter-Tel.NET, the Company reported net income of $9.9 million ($0.39 per diluted share) for the six months ended June 30, 2001, compared to net income of $8.0 million ($0.29 per diluted share) for 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had $11.7 million in cash and equivalents, which represented an increase of approximately $8.6 million from March 31, 2001.
During the second quarter of 2001, the Company expended approximately $13.2 million to repurchase shares of the Company's Common Stock. The Company maintains a $25 million unsecured revolving line of credit with Bank One, Arizona, NA. This credit facility is annually renewable and is available through June 1, 2002. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the Company has used the credit facility primarily to support international letters of credit to suppliers. The remaining cash balances and credit facility may be used for potential acquisitions, strategic alliances, working capital, stock repurchases and general corporate purposes.

Net cash provided by operating activities totaled $24.0 million for the three months ended June 30, 2001, compared to cash provided by operating activities of $11.3 million for the same period in 2000. Cash provided by operating activities in the second quarter of 2001 was primarily the result of the non-cash portion of restructuring charge of $5.4 million, non-cash depreciation and amortization charges of $3.2 million, decreased accounts receivable of $8.3 million, and decreased inventory of $3.5 million. The Company expects to expand sales through its direct sales office and dealer networks, and this sales expansion is expected to require working capital for increased accounts receivable and inventories.

Net cash used in investing activities totaled $4.1 million for the quarter ended June 30, 2001, compared to net cash used by investing activities of $3.2 million for the quarter ended June 30, 2000. During the second quarter of 2001, net cash used in acquisitions totaled approximately $605,000 and capital expenditures $3.5 million. Net cash used for capital expenditures totaled $3.1 million for the same period in 2000. The Company anticipates additional capital expenditures during 2001, principally relating to expenditures for equipment and management information systems used in its operations and for facilities expansion.

Net cash used in financing activities totaled $11.3 million in the three months ended June 30, 2001, compared to net cash provided by financing activities of $263,000 for the same period in 2000. During the second quarter of 2001, the Company purchased treasury stock using approximately $13.2 million and paid $260,000 in cash dividends, which was partially offset by the net proceeds from the exercise of stock options of $183,000 and proceeds of $508,000 from stock issued under Inter-Tel's Employee Stock Purchase Plan. Net proceeds from term debt, net of debt repayments, totaled $1.5 million in the second quarter of 2001, primarily in connection with the purchase of assets used in the Inter-Tel.NET network.

The Company offers to its customers lease financing and other services, including its TotaLease program, through its Inter-Tel Leasing subsidiary. The Company funds its TotaLease program in part through the sale to financial institutions of rental income streams under the leases. Resold TotaLease rentals totaling $203.2 million and $198.4 million remained unbilled at June 30, 2001 and December 31, 2000, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the TotaLease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

The Company believes that its working capital and credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and to provide adequate working capital for the next twelve months. Provided sufficient resources, the Company may also repurchase shares of its Common Stock pursuant to board authorization, or finance acquisitions of additional resellers of telephony products or other strategic acquisitions or corporate alliances. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures or for additional acquisitions or stock repurchases, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services as well as develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and could render our products and services obsolete.

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

During the past few years, we have introduced transparent networking and unified messaging on our Axxess and Eclipse platforms and introduced our InterPrise family of voice and data convergence products. In 2000, we introduced ClearConnect, a software-based telephone that runs on a PC, ClearConnect Talk-to-Agent, an e-commerce "touch-to-talk" web call product, a line of IP voice terminals that add IP telephony to the Axxess and Eclipse platforms, and several other telephony-related products. During the past 12 months, sales of our Axxess digital communications platforms and related software have comprised a substantial portion of our net sales. We expect that our future success will continue to depend, in large part, upon increased commercial acceptance and adoption of the InterPrise and related Computer Telephony products, the Axxess platform, and the Eclipse platform, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure that these products or platforms will achieve commercial acceptance in the future.

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

Due to the complexity of our products, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products on a regular and efficient basis, customer demand for our products could decline, which would harm our business.

BUSINESS ACQUISITIONS OR JOINT VENTURES MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

     *    unanticipated costs and liabilities associated with the acquisition;
     * difficulty of assimilating the operations, products and personnel of the acquired business;
     *    potential disruption of our ongoing business;
     * inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;
     *    the division of management's attention from our core business;
     * inability to maintain uniform standards, controls, policies and procedures; and
     * impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

In particular, in January 2000, we acquired certain assets and assumed certain liabilities of Executone Information Systems, Inc. Our operating results were adversely affected by several of the factors described above relating to the Executone acquisition, including the risks related to unanticipated acquisition costs and liabilities and impairment of employee and customer relationships, as well as the erosion of gross and operating margins. For these and other reasons noted in the footnotes to our financial statements and in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations, we wrote-off our investment in Executone during the second quarter of 2000. In addition to the Executone losses discussed above, for the quarter ended September 30, 2000, we also recorded a pre-tax loss of $2.0 million related to our equity share of Cirilium's net losses. As of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $8.6 million for 2000.

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

In April 2001, Convergent and its parent corporation, Convergent Communications, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of this bankruptcy filing, Inter-Tel concluded its transactions with Convergent and its representatives, including matters relating to accounts receivable, inventory, maintenance and customer relations issues through bankruptcy court petitions and other complex means. Inter-Tel completed these contractual matters and reached a settlement agreement that stipulated the return of $6.0 million to Inter-Tel from escrow funds and directly from Convergent.

On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. In connection with this transaction, the Company assessed the fair value of the net assets of Inter-Tel.NET as of June 30, 2001 under FAS 121 to arrive at an adjustment to the remaining investment in Inter-Tel.NET. The nonrecurring charge recorded as of the close of the second quarter totaled $5.4 million ($3.4 million after tax), associated with the impairment of the Company's investment in Inter-Tel.NET. The recording of this charge adversely affected our operating results for the second quarter of 2001. In addition, since the Company continues to maintain an investment of 17% in Inter-Tel.NET, our financial condition will be adversely affected if the Inter-Tel.NET business is unsuccessful.

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

We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves certain risks and uncertainties, including the possibility of a shortage or delivery delay for certain key components, although we believe that alternate sources are available for most key components. We currently manufacture our products through manufacturers located in the United States, the People's Republic of China, the United Kingdom and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the Axxess, the Eclipse, the Inter-Tel Axxent, as well as substantially all of the Executone Computer Telephony products. We have occasionally experienced delays in the supply of components and finished goods. We cannot assure that we will not experience similar delays in the future.

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

We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. Our loss of any key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, make timely product introductions and meet other key objectives and therefore harm our business. For example, our inability to retain key executives of Executone following our Executone acquisition impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. Moreover, our operating results will be impaired if we lose a substantial number of key Convergent employees in the months to come following the Convergent acquisition. We cannot assure that we will be able to continue attracting and retaining the qualified personnel necessary for the development of our business.

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

THE EMERGING MARKET FOR IP NETWORK TELEPHONY IS SUBJECT TO MARKET RISKS AND UNCERTAINTIES THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSES.

The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure that packet switched technology networks will become widespread. Even if packet switched technology networks become widespread in the future, we cannot assure that our products, particularly the Inter-Tel InterPrise product lines, will successfully compete against other market players and attain broad market acceptance. Although the Company sold 83% of Inter-Tel.NET in July 2001, the Company continues to maintain an investment of 17% in Inter-Tel.NET. Accordingly, our financial condition will be adversely affected if the Inter-Tel.NET business is unsuccessful.

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

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES HAS RESULTED IN CHANGES TO OUR SALES CYCLES AND BACKLOG, WHICH MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

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

Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

*    volume and timing of orders received during the quarter;
*    gross margin fluctuations associated with the mix of products sold;
*    the mix of distribution channels;
*    general economic conditions;
*    patterns of capital spending by customers;
* the timing of new product announcements and releases by us and our competitors;
* the operating results of Cirilium, which are largely beyond our ability to control;
* pricing pressures, the cost and effect of acquisitions, in particular the Executone acquisition; and
*    the availability and cost of products and components from our suppliers.

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

OUR CHAIRMAN OF THE BOARD OF DIRECTORS,  CEO AND PRESIDENT CONTROLS 22.5% OF OUR
COMMON  STOCK  AND  BE  ABLE  TO  SIGNIFICANTLY   INFLUENCE   MATTERS  REQUIRING
SHAREHOLDER APPROVAL

As of June 30, 2001 Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President beneficially owned approximately 22.5% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and change in the market values of our investments.

Interest Rate Risk. We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio. As of June 30, 2001, we had cash and cash equivalents of $11.7 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. The Company also had restricted cash of $6.0 million in connection with the acquisition of Convergent, which the Company collected subsequent to June 30, 2001. Declines in interest rates over time will result in lower interest income.

Foreign Currency Exchange Risk. We generate our revenue primarily from sales in the United States, however we also sell our products to customers located in the United Kingdom, Europe, Asia and South America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. As exchange rates vary, our expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations to date in 2001. If, during the remainder of 2001, the U.S. dollar uniformly decreases in strength by 10% relative to the currency used in our foreign sales of our foreign subsidiaries, our operating results for the remainder of 2001 would likely not be significantly affected.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The voting results of our Annual Meeting of Shareholders dated April 30, 2001 were reported in the Company's Form 10-Q filed on May 15, 2001.

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

     Exhibits: None
     Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTER-TEL, INCORPORATED


Date: August 14, 2001                   /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President


Date: August 14, 2001                   /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President
                                        and Chief Financial Officer