Form 10-Q
period 2001-09-30
INTER TEL INC
filed 2001-11-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
 September 30, 2001                                              0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                               1615 S. 52nd Street
                              Tempe, Arizona 85281


                                 (480) 449-8900


                                  Common Stock
            (24,071,035 shares outstanding as of September 30, 2001)


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

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets-- September 30, 2001
        and December 31, 2000                                                 3

        Condensed consolidated statements of operations-- three and
        nine months ended September 30, 2001 and September 30, 2000           4

        Condensed consolidated statements of cash flows -- three and
        nine months ended September 30, 2001 and September 30, 2000           5


        Notes to condensed consolidated financial statements
        -- September 30, 2001                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

PART II. OTHER INFORMATION                                                   24

         SIGNATURES                                                          25

PART I. FINANCIAL INFORMATION

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)                                     September 30,    December 31,
                                                       2001            2000
                                                    ---------       ---------
                                                   (Unaudited)       (Note A)
ASSETS
CURRENT ASSETS
  Cash and equivalents                              $  43,312       $  27,103
  Accounts receivable                                  52,513          61,482
  Inventories                                          26,450          35,060
  Net investment in sales-leases                       13,516          14,629
  Income taxes receivable                               2,379           9,157
  Deferred income taxes                                 5,436          13,116
  Prepaid expenses and other assets                     5,580           7,668
                                                    ---------       ---------
  TOTAL CURRENT ASSETS                                149,186         168,215

PROPERTY, PLANT & EQUIPMENT                            25,059          32,723
EQUIPMENT HELD UNDER LEASE, NET                           138             423
GOODWILL AND OTHER INTANGIBLES                         18,155          18,389
NET INVESTMENT IN SALES-LEASES                         22,406          22,808
OTHER ASSETS                                            4,046             568
                                                    ---------       ---------
                                                    $ 218,990       $ 243,126
                                                    ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $  30,696       $  35,438
  Current maturities of long-term debt                    543           1,766
  Other current liabilities                            42,319          45,003
                                                    ---------       ---------
  TOTAL CURRENT LIABILITIES                            73,558          82,207

DEFERRED TAX LIABILITY                                 10,134           5,222
LONG TERM DEBT                                            893           3,720
OTHER LIABILITIES                                      14,586          15,541

SHAREHOLDERS' EQUITY
Common Stock                                          108,705         109,132
Less: shareholder loans                                (1,018)         (1,018)
Retained earnings                                      49,143          44,099
Accumulated other comprehensive income                    182            (280)
                                                    ---------       ---------
                                                      157,012         151,933
Less: Treasury stock at cost                          (37,193)        (15,497)
                                                    ---------       ---------

TOTAL SHAREHOLDERS' EQUITY                            119,819         136,436
                                                    ---------       ---------
                                                    $ 218,990       $ 243,126
                                                    =========       =========

See accompanying notes

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, Except                                             Three Months               Nine Months
Per Share Amounts)                                             Ended September 30,       Ended September 30,
                                                             ----------------------    ----------------------
                                                                2001         2000         2001         2000
                                                             ---------    ---------    ---------    ---------
NET SALES                                                    $  93,487    $ 102,650    $ 291,025    $ 300,102

Cost of sales                                                   50,211       58,852      163,181      176,715
Cost of sales - Executone restructuring                             --           --           --        7,639
                                                             ---------    ---------    ---------    ---------
Total cost of sales                                             50,211       58,852      163,181      184,354
                                                             ---------    ---------    ---------    ---------
GROSS PROFIT                                                    43,276       43,798      127,844      115,748
                                                             ---------    ---------    ---------    ---------

Research & development                                           4,445        4,389       12,996       15,488
Selling, general and administrative                             32,269       31,158       98,961       95,023
Restructuring charge                                                --           --        5,357       45,245
In-process research and development                                 --           --           --        5,433
                                                             ---------    ---------    ---------    ---------
                                                                36,714       35,547      117,314      161,189
                                                             ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS)                                          6,562        8,251       10,530      (45,441)

Equity share of Cirilium Corp.'s net losses                         --       (2,024)          --       (5,938)
Write-off of Cirilium Corp. investment                              --       (2,045)          --       (2,045)
Interest and other income                                          294          253          508        1,208
Gain (loss) on foreign translation adjustments                     140         (131)        (255)        (413)
Interest expense                                                   (51)         (32)        (453)        (169)
                                                             ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                                6,945        4,272       10,330      (52,798)
INCOME TAXES                                                     2,568        2,188        3,820      (19,499)
                                                             ---------    ---------    ---------    ---------
NET INCOME (LOSS)                                            $   4,377    $   2,084    $   6,510    $ (33,299)
                                                             =========    =========    =========    =========

NET INCOME (LOSS) PER SHARE-BASIC                            $    0.18    $    0.08    $    0.26    $   (1.26)
                                                             =========    =========    =========    =========
NET INCOME (LOSS) PER SHARE-DILUTED                          $    0.18    $    0.08    $    0.26    $   (1.26)
                                                             =========    =========    =========    =========
Average number of common shares Outstanding - Basic             23,949       26,435       24,612       26,351
                                                             =========    =========    =========    =========
Average number of common shares Outstanding - Diluted           24,804       26,940       25,185       26,351
                                                             =========    =========    =========    =========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three Months              Nine Months
(In Thousands)                                            Ended September 30,       Ended September 30,
                                                          --------------------      --------------------
                                                            2001        2000          2001        2000
                                                          --------    --------      --------    --------
OPERATING ACTIVITIES
Net income (loss)                                         $  4,377    $  2,084      $  6,510    $(33,299)
Adjustments to reflect operating activities:
  Depreciation and amortization                              2,745       3,076         8,953       9,832
  Non-cash portion of nonrecurring charge                       --          --         5,357      41,783
  Purchased in-process R&D                                      --          --            --       5,433
  Provision for losses on receivables                        3,062       3,568         8,879       7,581
  Provision for inventory valuation                            232          41         1,141        (120)
  Decrease in other liabilities                                807         433         1,640       7,325
  (Gain) loss on sale of property and equipment                (34)          5            21         161
  Deferred income taxes                                      7,525       2,186        12,972     (16,194)
  Effect of exchange rate changes                               28        (289)          461        (411)
  Changes in operating assets and liabilities                9,363     (14,827)       10,104     (15,671)
                                                          --------    --------      --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         28,105      (3,723)       56,038       6,420

INVESTING ACTIVITIES
  Additions to property and equipment                       (1,107)     (2,173)       (7,743)     (8,251)
  Additions to operating leases                                 --          --            --        (122)
  Proceeds from disposal of property and equipment              41          10            87          20
  Proceeds from disposition of business segment                 --          --            --       6,602
  Cash provided by (used in) acquisitions                    6,000        (478)       (6,093)     (2,124)
                                                          --------    --------      --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          4,934      (2,641)      (13,749)     (3,875)

FINANCING ACTIVITIES
  Cash dividends paid                                         (222)       (264)         (742)       (790)
  Payments on term debt                                       (327)       (261)       (1,420)       (812)
  Treasury stock purchases                                  (1,337)        (37)      (28,680)        (37)
  Proceeds from term debt                                       --          --         3,387          --
  Proceeds from stock issued under the ESPP                     --          --           508         449
  Proceeds from exercise of stock options                      411          78           867       1,742
                                                          --------    --------      --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (1,475)       (484)      (26,080)        552

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 31,564      (6,848)       16,209       3,097

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                 11,748      29,170        27,103      19,225
                                                          --------    --------      --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                     $ 43,312    $ 22,322      $ 43,312    $ 22,322
                                                          ========    ========      ========    ========

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2001

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform with the current period presentation.

From December 1999 to September 2000, the Company owned more than 20% but less than 50% of Cirilium Corporation ("Cirilium"). Therefore, the Company recorded the activity of Cirilium using the equity method of accounting during that period. The Company wrote-off its investment in Cirilium in September 2000, and reduced its ownership interest below 20%. As a result, since that time, and for the third quarter and nine months ended September 30, 2001, the Company no longer used the equity method of accounting for the Cirilium investment. In addition, Inter-Tel sold 83% of Inter-Tel.NET on July 24, 2001. As a result, since that time the Company has accounted for its remaining investment using the cost method of accounting.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not completed its review of the impact of SFAS No. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Implementation of this standard has been delayed by the FASB for a twelve-month period. The Company adopted SFAS 133 in the first quarter of fiscal 2001 with no effect to the Company's operations or financial position.

NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In Thousands, Except                                Three Months Ended                     Nine Months Ended
Per Share Amounts)                            ---------------------------------     ---------------------------------
                                              Sept. 30, 2001     Sept. 30, 2000     Sept. 30, 2001     Sept. 30, 2000
                                              --------------     --------------     --------------     --------------
Numerator:  Net income                           $  4,377           $  2,084           $  6,510           $(33,299)
                                                 ========           ========           ========           ========
Denominator:
  Denominator for basic earnings per share -
   weighted average shares                         23,949             26,435             24,612             26,351

Effect of dilutive securities:
  Employee and director stock options                 855                505                573                 --
                                                 --------           --------           --------           --------
Denominator for diluted earnings per share -
 adjusted weighted average shares and assumed
 conversions                                       24,804             26,940             25,185             26,351
                                                 ========           ========           ========           ========

Basic earnings per share                         $   0.18           $   0.08           $   0.26           $  (1.26)
                                                 ========           ========           ========           ========

Diluted earnings per share                       $   0.18           $   0.08           $   0.26           $  (1.26)
                                                 ========           ========           ========           ========

Up to 809,000 shares for the nine months ended September 30, 2000 can potentially dilute basic EPS in the future; however, these shares were excluded from the computation of diluted EPS above because they were antidilutive for the period indicated.

NOTE C - ACQUISITIONS, DISPOSITIONS AND NONRECURRING CHARGES

CONVERGENT. On January 26, 2001, the Company acquired certain assets of Convergent Communications Services, Inc. ("Convergent") for cash plus the assumption of various specific liabilities and related acquisition costs. The Company acquired segments of the voice customer base, accounts receivable, specified inventory and fixed assets, and assumed liabilities for warranty, maintenance and specified leased premises costs. The Convergent transaction was accounted for using the purchase method of accounting.

The adjusted purchase price paid by the Company in the Convergent transaction included cash of $3.9 million plus assumption of liabilities totaling $6.3 million. The final purchase price was adjusted pursuant to a settlement agreement with Convergent representatives which specified the return of $6.7 million to Inter-Tel, representing funds from escrow and other amounts owed to Inter-Tel by Convergent that were previously set aside by the bankruptcy court, as well as adjustments for assets to be acquired and liabilities to be assumed. The settlement payments only required adjustments or reallocations based on the specified assets acquired and liabilities assumed in connection with the purchase, and differences have been represented as adjustments to the net assets acquired. The Company recorded goodwill of $1.25 million in connection with this acquisition.

INTER-TEL.NET AND ICA. During the second quarter of 2000, Inter-Tel recorded a pre-tax charge associated with Inter-Tel.NET operations of $2.0 million ($1.2 million after-tax), related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of certain redundant facilities.

In March 2000, the Company's Inter-Tel.NET subsidiary acquired the stock of Intercomm Americas, Inc. ("ICA"), an international IP communications reseller for $580,000 cash and 750,000 shares of Inter-Tel.NET Class B restricted stock, with conversion rights into Inter-Tel, Incorporated Common Stock. The acquisition purchase price was valued at $1.2 million at March 2000; however, this valuation changed to $6.2 million based on the exercise of conversion rights in July 2001, in accordance with the provisions of the acquisition agreement.

On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation for a note of $4.95 million. The note is secured in part by stock and other marketable securities and 100% of the net assets of Inter-Tel.NET. The note is due and payable with a principal payment of $250,000 due sixty (60) days from July 24, 2001; then interest only due and payable from October 16, 2001 through July 15, 2002; then monthly principal and interest payments based on 1% of collected monthly revenues from July 16, 2002 to October 15, 2002 and based on 2% of collected monthly revenues from October 16, 2002 until paid in full. The note is due and payable on December 31, 2007, or earlier in the event of default or a "change of control" of the purchased entity.

In connection with this transaction, the sellers of ICA elected to convert shares of Inter-Tel.NET into shares of Inter-Tel, Incorporated. The conversion of Inter-Tel.NET shares into Inter-Tel, Incorporated common stock was treated as an acquisition by Inter-Tel of Inter-Tel.NET shares, rather than as an adjustment to the original purchase price of ICA, as the conversion rights were part of the original purchase agreement, even though the value of the conversion rights could not be readily determined at that time. As a result, Inter-Tel made adjustments totaling $4.85 million to goodwill based on the value of the converted Inter-Tel shares as of June 30, 2001.

In addition, the Company assessed the fair value of the net assets of Inter-Tel.NET as of June 30, 2001 under FAS 121 and the Company recorded a nonrecurring charge as of the close of the second quarter of $5.4 million ($3.4 million after tax) associated with the impairment of the Company's investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated current fair market value of the note and 17% interest in the net assets of Inter-Tel.NET. Except for some immaterial post-closing expenses, the charge is primarily non-cash related. The value of the impairment is subject to adjustment depending on the occurrence of certain post-closing contingencies related to the sale and, accordingly, is currently an estimate. Inter-Tel will account for the remaining 17% investment using the cost method of accounting.

EXECUTONE. On January 1, 2000, Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. ("Executone") for cash plus related acquisition costs. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after tax) was written-off as purchased in-process research and development since there was no alternative use. The Executone transaction was accounted for using the purchase method of accounting. In connection with the Executone acquisition, the Company sold a portion of the assets and liabilities at net book value to Varian Associates, Inc. ("Varian") of Tempe, Arizona in the first quarter of 2000.

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

The Company has accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. Accrued costs associated with this plan were estimates. The original estimates made for the third quarter for reserve balances have not changed significantly as of September 30, 2001.

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

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through September 30, 2001.

                                                                                               Reserve
                                                      Cash/      Restructuring                 Balance
       Description                                  Non-Cash        Charge       Activity     at 9/30/01
       -----------                                  --------        ------       --------     ----------
                                                                       (In thousands)
PERSONNEL COSTS:
  Severance and termination costs                     Cash        $ (1,583)      $  1,583      $     --
  Other Plant closure costs                           Cash            (230)           230            --

LEASE TERMINATION AND OTHER CONTRACTUAL
  OBLIGATIONS (NET OF ANTICIPATED RECOVERY):
  Building and equipment leases                       Cash          (7,444)           942        (6,502)
  Other contractual obligations                       Cash          (1,700)         1,700            --

IMPAIRMENT OF ASSETS:
  Inventories                                       Non-Cash        (3,454)         1,980        (1,474)
  Prepaid inventory and other expenses              Non-Cash        (2,485)         2,485            --
  Accounts receivable                               Non-Cash        (1,685)           766          (919)
  Fixed assets                                      Non-Cash        (3,151)         2,942          (209)
  Net intangible assets                             Non-Cash       (29,184)        29,184            --
                                                                  --------       --------      --------
TOTAL                                                             $(50,916)      $ 41,812      $ (9,104)
                                                                  ========       ========      ========

NOTE D - PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

During the first quarter of 2000, Inter-Tel completed the acquisition of Executone (refer to NOTE C). The aggregate purchase price of the Executone acquisition was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after tax), or $0.13 per diluted share, was written-off as purchased in-process research and development.

NOTE E - SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions as to how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer.

Prior to 2000, the Company viewed its operations as principally one segment: telephone systems, telecommunications software and hardware, and related long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia and South America. As a result, financial information disclosed previously represented substantially all of the financial information related to the Company's principal operating segment.

During 2000, the operations of Executone were identified separately in the first and second quarters of 2000. Beginning in the 3rd quarter and directly as a result of the charge and reorganization associated with the Executone operations, the Company no longer accounts for or directly reports the Executone operations on a stand-alone basis. The operations have been integrated with the Company's existing wholesale, and national and government account, operations.

In December 1999, Inter-Tel entered into an agreement with Hypercom Corporation to jointly form Cirilium Corporation ("Cirilium"). Cirilium comprises parts of Hypercom's data and Inter-Tel's packet telephony products and services, including Inter-Tel's Vocal'Net gateway products and technology. As of the close of the third quarter of 2000, the Company wrote off its remaining investment in Cirilium of $2.0 million. This charge includes the write-off of Inter-Tel's remaining basis in Cirilium. Total pre-tax losses from Cirilium from all sources were $8.6 million ($0.21 per diluted share) during 2000. As a result of the write-off, we do not expect to report the operations of Cirilium as a separate business segment. Refer to the table below for a summary of the operations for 2000.

During 2000, the Company determined that the operations of Inter-Tel.NET, the Company's IP long distance subsidiary, would be separately disclosed as a business segment. The operations represented a more significant component of the consolidated operations in 2000 compared to prior years and had a significant impact on the revenues and net losses.

Commencing the third quarter of 2001, the Company will begin disclosing as a separate business segment operating results relating to local and long distance resale services. The Company offers these services to its customers as part of a total telephony solution approach. Results of operations for this segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by the Company to its customers.

During the three months ended September 30, the Company generated income from business segments, including charges, as follows:

                                                                                      Resale of
                                                                                      Local and
                                                                                         Long
                                              Principal                                Distance
(In Thousands, Except Per Share Amounts)       Segment    Cirilium    Inter-Tel.net    Services      Total
                                               -------    --------    -------------    --------      -----
2001
----
Net sales                                     $ 83,781     $     --     $  1,638       $  8,068    $  93,487
Operating income (loss)                          6,577           --         (923)           908        6,562
Interest and other income                          262           --            6             26          294
Gain on foreign translation adjustments            140           --           --             --          140
Interest expense                                   (49)          --           --             (2)         (51)
Net income (loss)                             $  4,368     $     --     $   (578)      $    587    $   4,377
Net income (loss) per diluted share           $   0.18     $     --     $  (0.02)      $   0.02    $    0.18
Depreciation and amortization                    2,299           --          256            190        2,745

2000
----
Net sales                                     $ 84,948     $     --     $  6,416       $ 11,286    $ 102,650
Operating income (loss)                         13,291         (574)      (4,213)          (253)       8,251
Equity share of Cirilium losses                     --       (2,024)          --             --       (2,024)
Write-off of Cirilium investment                    --       (2,045)          --             --       (2,045)
Interest and other income                          374           --           --           (121)         253
Loss on foreign translation adjustments           (131)          --           --             --         (131)
Interest expense                                   (32)          --           --             --          (32)
Net income (loss)                             $  9,361     $ (3,445)    $ (2,612)      $ (1,220)   $   2,084
Net income (loss) per diluted share           $   0.35     $  (0.13)    $  (0.10)      $  (0.04)   $    0.08
Depreciation and amortization                    2,358           --          564            154        3,076

The Company's revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $91.2 million and $100.2 million of total revenues for the quarters ended September 30, 2001 and 2000, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the first nine months of 2001 and 2000, revenues from customers located internationally accounted for 2.4% and 2.4% of total revenues, respectively.

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

The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           ---------------     ---------------
                                           2001      2000      2001      2000
                                           -----     -----     -----     -----
Net Sales                                  100.0%    100.0%    100.0%    100.0%
Cost of sales                               53.7      57.3      56.1      58.9
Cost of sales - Executone Restructuring       --        --        --       2.5
                                           -----     -----     -----     -----
Total cost of sales                         53.7      57.3      56.1      61.4

Gross profit                                46.3      42.7      43.9      38.6

Research and development                     4.8       4.3       4.5       5.2
Selling, general and administrative         34.5      30.4      34.0      31.7
Nonrecurring Charge                           --        --       1.8      15.1
IPRD write-off                                --        --        --       1.8
                                           -----     -----     -----     -----
                                            39.3      34.6      40.3      53.7
                                           -----     -----     -----     -----

Operating income                             7.0       8.0       3.6     (15.1)

Equity Share of Cirilium's net losses         --      (2.0)       --      (2.0)
Write-off Cirilium Corp. investment           --      (2.0)       --      (0.7)
Interest and other income                    0.3       0.2       0.2       0.4
Loss on foreign translation adjustments      0.1      (0.1)     (0.1)     (0.1)
Interest expense                            (0.1)       --      (0.2)     (0.1)
                                           -----     -----     -----     -----
Income before income taxes                   7.4       4.2       3.5     (17.6)
Income taxes                                 2.7       2.1       1.3      (6.5)
                                           -----     -----     -----     -----
Net income (loss)                            4.7%      2.0%      2.2%    (11.1)%
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

Included in the table above for 2000 are total nonrecurring charges of $54.9 million, in addition to a $5.4 million write-off of in-process research and development costs (refer to Note D). The Executone restructuring charge of $50.9 million included $45.2 million for exit costs and asset impairment represents and $7.6 million associated with the impairment of inventories, which has been recorded as additional costs of sales. The restructuring costs are the result of management's decision to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to the entire Executone operations. After incurring higher than anticipated losses from Executone operations and experiencing a material deterioration in the business, including loss of dealers and customers, delays in introduction and acceptance of new products, management decided it was in the best interests of the Company and its shareholders to close the Connecticut facility, consolidate the operations into the Company's metro-Phoenix, Arizona facilities and record the one-time charge.

During the second quarter of 2000, Inter-Tel also recorded a pre-tax charge associated with Inter-Tel.NET operations of $2.0 million ($1.2 million after-tax), related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of certain redundant facilities. Finally, as of the close of the third quarter of 2000, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $4.6 million ($0.13 per diluted share) for the third quarter. This charge includes the write-off of Inter-Tel's remaining basis in Cirilium.

NET SALES. Net sales for the third quarter of 2001 decreased 8.9% to $93.5 million, compared to $102.6 million in the third quarter of 2000. Net sales decreased 3.0% to $291.0 million in the first nine months of 2001, compared to $300.1 million in the first nine months of 2000. For the quarter ended September 30, 2001, sales from the direct sales offices, government and national accounts, and from wholesale distribution decreased by $4.8 million compared to the same period in 2000.

Excluding sales from Inter-Tel.NET, net sales for the third quarter of 2001 decreased 4.6% to $91.8 million, compared to $96.2 million in the third quarter of 2000. Excluding sales from Inter-Tel.NET, net sales in the first nine months of 2001 decreased 2.5% to $277.0 million, compared to $284.3 million in the first nine months of 2000. The reduction in sales attributable to Inter-Tel.NET reflected a reduced volume of Internet Protocol minutes consumed in 2001 compared to 2000, due primarily to our sale of 83% of Inter-Tel.NET on July 24, 2001. Accordingly, less than one month of activity from Inter-Tel.NET was reflected in the 2001 third quarter results as compared to a full quarter of Inter-Tel.NET results shown in 2000.

The third quarter decrease in net sales was also attributable to delayed customer buying decisions related to a deterioration in macroeconomic conditions. Inter-Tel recognized lower revenues due to lower sales volumes of systems through the direct sales offices, dealer channel and foreign operations, offset partially by sales increases in the Company's government and national accounts group. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions that were offered to customers to generate sales resulted in lower revenues. Sales for the quarter ended September 30, 2001 from the Company's network services group, including Inter-Tel NetSolutions and Network Services agency, were flat compared to 2000. Sales from leasing operations increased slightly compared to 2000. Please refer to Note E for additional segment reporting information.

GROSS PROFIT. Gross profit decreased 1.2% to $43.3 million, or 46.3% of net sales, for the third quarter of 2001, from $43.8 million, or 42.7% of net sales, in the third quarter of 2000. Gross profit increased 10.5% to $127.8 million, or 43.9% of net sales, in the first nine months of 2001 compared to $115.7 million, or 38.6% of net sales, in the first nine months of 2000 including the Executone restructuring charge. Excluding the 2000 charge, gross profit for the nine months ended September 30, 2001 increased 3.6% to $127.8 million compared to $123.4 million for the same period in 2000. The increases in gross profit as a percentage of sales (or gross margin) were attributable to lower total sales from Inter-Tel.NET, which recognized negative margins in all comparable periods, and cost reductions from vendors, offset by a lower percentage of sales generated by the Company's direct sales offices. Margins improved despite competitive pricing pressures throughout the business.

RESEARCH AND DEVELOPMENT. Research and development expenses increased slightly to $4.45 million, or 4.8% of net sales, for the third quarter of 2001, compared to $4.4 million, or 4.3% of net sales, for the third quarter of 2000. Research and development expenses decreased to $13.0 million, or 4.5% of net sales, in the first nine months of 2001 compared to $15.5 million, or 5.2% of net sales, in the first nine months of 2000. These decreases were primarily attributable to the reduction of expenses relating to the Executone operations. However, in the third quarter of 2001, the Company experienced research and development expenses in the remaining core business operations, primarily related to the continued development of the Axxess and Eclipse networking software and systems and the design and development of the Company's CTI applications that were comparable to expenditures in those areas made in the third quarter of 2000. The Company expects that for the foreseeable future, research and development expenses will increase sequentially in absolute dollars as the Company continues to enhance existing products and to develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 3.6% to $32.3 million, or 34.5% of net sales, for the third quarter of 2001, compared to $31.2 million, or 30.4% of net sales, for the third quarter of 2000. Selling, general and administrative expenses increased to $99.0 million, or 34.0% of net sales, in the first nine months of 2001 compared to $95.0 million, or 31.7% of net sales, in the first nine months of 2000. The increases in absolute dollars and as a percentage of net sales for the quarter and nine months ended September 30, 2001 were attributable primarily to higher administrative costs in the Company's direct sales offices, due in part to integration of the offices acquired from Convergent, as well as increased sales from the government and national accounts division, and increased reserves for accounts receivable attributable in part to current economic conditions. Selling, general and administrative expense increases were offset by lower costs from Inter-Tel.NET of approximately $1.2 million during the quarter and $1.7 million in the first nine months of 2001 compared to 2000, primarily the result of the sale of 83% of Inter-Tel.NET in July 2001. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary in the future as a percentage of net sales.

IN-PROCESS RESEARCH AND DEVELOPMENT. On January 1, 2000, Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. for $44.3 million in cash plus related acquisition costs, subject to purchase price adjustments as of the closing date. Of the total purchase price, $5.4 million ($3.4 million after tax), was written-off as purchased in-process research and development.

NONRECURRING CHARGES. In connection with the sale of its interest in Inter-Tel.NET in July 2001, the Company recorded a nonrecurring charge as of the close of the third quarter of 2001 of $5.4 million ($3.4 million after-tax) associated with the impairment of the Company's investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest in the net assets of Inter-Tel.NET.

During the third quarter of 2000, the Company wrote off its remaining investment in Cirilium of $2.0 million. In addition, during the second quarter of 2000, the Company recorded a one-time pre-tax restructuring charge of $50.9 million associated with the restructuring and write-off of assets in connection with the acquired Executone operations, including $7.6 million for the impairment of inventories included in cost of sales. Included in the remaining charge of $43.3 million were costs for the plant closure, severance and related termination benefits for terminated employees, lease obligations and other contractual obligations, as well as the impairment of accounts receivable, fixed assets and intangible assets. In addition, during the second quarter of 2000, Inter-Tel recorded an pre-tax charge associated with Inter-Tel.NET operations of $2.0 million, related to the write-down to net realizable value of the Vocal'Net servers in the division's IP network and lease termination costs of certain redundant facilities.

All 2000 charges noted above, plus in-process research and development costs of $5.4 million and losses from the equity share of Cirilium's net losses of $5.9 million, reduced diluted earnings per share by $1.60 per diluted share for the nine months ended September 30, 2000.

INTEREST AND OTHER INCOME. Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Interest and other income decreased approximately $0.7 million in the first nine months of 2001 compared to the same period in 2000 principally as a result of lower levels of cash available for investment. During the first nine months of 2001, the Company recognized foreign exchange rate losses of $255,000 compared to losses of $413,000 in 2000. Interest expense was $453,000 in the first nine months of 2001, an increase of 168% compared to $169,000 in 2000, primarily attributable to debt from assets financed for Inter-Tel.NET operations. This debt was transferred upon the sale of 83% of Inter-Tel.NET in July 2001.

NET INCOME/(LOSS). Net income for the third quarter of 2001 was $4.4 million ($0.18 per diluted share), compared to net income of $2.1 million ($0.08 per diluted share) for the third quarter of 2000, reflecting the charges noted above associated with the Cirilium and Inter-Tel.NET operations. Net income for the nine months ended September 30, 2001 was $6.5 million ($0.26 per diluted share), including the nonrecurring charge associated with the Inter-Tel.NET impairment, compared to net loss of $33.3 million ($1.26 per diluted share) for the same period in 2000, reflecting the charges associated with the Executone, Cirilium and Inter-Tel.NET operations.

Excluding the charges, all Cirilium losses and operations of Inter-Tel.NET, the Company reported net income of $5.0 million ($0.20 per diluted share) for the third quarter of 2001, compared to net income of $8.1 million ($0.30 per diluted share) for the third quarter of 2000. Excluding the charges, all Cirilium losses and operations of Inter-Tel.NET, the Company reported net income of $14.5 million ($0.59 per diluted share) for the nine months ended September 30, 2001, compared to net income of $16.4 million ($0.60 per diluted share) for the nine months ended September 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had $43.3 million in cash and equivalents, which represented an increase of approximately $16.2 million from December 31, 2000. During the first nine months of 2001, the Company expended approximately $28.7 million to repurchase shares of the Company's Common Stock. The Company maintains a $25 million unsecured revolving line of credit with Bank One, Arizona, NA. This credit facility is annually renewable and is available through June 1, 2002. Under the credit facility, the Company has the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, the Company has used the credit facility primarily to support international letters of credit to suppliers. The remaining cash balances and credit facility may be used for potential acquisitions, strategic alliances, working capital, stock repurchases and general corporate purposes.

Net cash provided by operating activities totaled $56.0 million for the nine months ended September 30, 2001, compared to cash provided by operating activities of $6.4 million for the same period in 2000. Cash provided by operating activities in the first nine months of 2001 was primarily the result of income from operations after considering the non-cash portion of restructuring charge of $5.4 million, non-cash depreciation and amortization charges of $9.0 million, decreased accounts receivable of $9.0 million and decreased inventory of $8.6 million. In addition, the Company received federal income tax refunds of $17.1 million in the third quarter of 2001. The Company expects to expand sales through its direct sales office and dealer networks, and this sales expansion is expected to require the expenditure of working capital for increased accounts receivable and inventories.

Net cash used in investing activities totaled $13.7 million for the nine months ended September 30, 2001, compared to $3.9 million for the nine months ended September 30, 2000. During the first nine months of 2001, net cash used in acquisitions netted to approximately $6.1 million and capital expenditures totaled approximately $7.7 million including assets purchased for the Inter-Tel.NET network. Net cash used for capital expenditures totaled $8.3 million for the same period in 2000. The Company anticipates additional capital expenditures during 2001, principally relating to expenditures for equipment and management information systems used in its operations and for facilities expansion.

Net cash used in financing activities totaled $26.1 million in the nine months ended September 30, 2001, compared to net cash provided by financing activities of $552,000 for the same period in 2000. During the first nine months of 2001, the Company purchased treasury stock using approximately $28.7 million and paid $742,000 in cash dividends, which was offset by the net proceeds from the exercise of stock options of $867,000 and proceeds of $508,000 from stock issued under Inter-Tel's Employee Stock Purchase Plan. Payments on term debt totaled $1.4 million in the first nine months of 2001, primarily in connection with the purchase of assets used in the Inter-Tel.NET network.

The Company offers to its customers lease financing and other services, including its TotaLease program, through its Inter-Tel Leasing subsidiary. The Company funds its TotaLease program in part through the sale to financial institutions of rental income streams under the leases. Resold TotaLease rentals totaling $205.0 million and $198.4 million remained unbilled at September 30, 2001 and December 31, 2000, respectively. The Company is obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintains reserves based on loss experience and past due accounts. Although the Company to date has been able to resell the rental streams from leases under the TotaLease program profitably and on a substantially current basis, the timing and profitability of lease resales could impact the Company's business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If the Company is required to repurchase rental streams and realizes losses thereon in amounts exceeding its reserves, its operating results will be adversely affected.

The Company believes that its working capital and credit facilities, together with cash generated from operations, will be sufficient to fund the Company's operations and to provide adequate working capital for the next twelve months. Provided the Company has sufficient resources, the Company may also continue to repurchase shares of its Common Stock pursuant to board authorization, or finance acquisitions of additional resellers of telephony products or other strategic acquisitions or corporate alliances. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures or for additional acquisitions or stock repurchases, the Company will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services as well as develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete.

In addition, if the markets for CTI applications, Internet Protocol, or IP, network products, or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASING COMMERCIAL ACCEPTANCE OF OUR AXXESS, ECLIPSE AND ENCORE PLATFORMS, INTERPRISE PRODUCTS, AND RELATED COMPUTER TELEPHONY PRODUCTS.

During the past few years, we have introduced transparent networking and unified messaging on our Axxess, Eclipse and Encore platforms and introduced our InterPrise family of voice and data convergence products. In 2000, we introduced ClearConnect, a software-based telephone that runs on a PC, ClearConnect Talk-to-Agent, an e-commerce "touch-to-talk" web call product, a line of IP voice terminals that add IP telephony to the Axxess and Eclipse platforms, and several other telephony-related products. During the past 12 months, sales of our Axxess digital communications platforms and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the InterPrise and related computer telephony products, the Axxess platform, the Eclipse platform, Encore products, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure that these products or platforms will achieve commercial acceptance in the future.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN ERRORS OR DEFECTS THAT ARE DETECTED ONLY AFTER THEIR RELEASE, WHICH MAY CAUSE US TO INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES.

Our telecommunications products are highly complex. Although our new products and upgrades are examined and tested prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers may discover program errors ("bugs") or other defects after new products and upgrades have been released. Some of these errors or bugs may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards designed to minimize the number of errors and defects in our products, we cannot assure that our new products and upgrades will be free of bugs when released. If we are unable to quickly or successfully correct bugs identified after release, we could experience any of the following, which would harm our business:

*    costs associated with the remediation of any problems;
*    costs associated with design modifications;
*    loss of or delay in revenues;
*    loss of customers;
*    failure to achieve market acceptance or loss of market share;
*    increased service and warranty costs;
*    liabilities to our customers; and
*    increased insurance costs.

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

* inability of management to manage the financial and strategic position of acquired or developed products, services and technologies;
*    the diversion of management's attention from our core business;
*    inability to maintain uniform standards, controls, policies and procedures;
     and
* impairment of relationships with employees and customers which may occur as a result of integration of the acquired business.

In particular, in 2000 we acquired certain assets and assumed certain liabilities of Executone Information Systems, Inc. Our operating results were adversely affected by several of the factors described above relating to the Executone acquisition, including the risks related to unanticipated acquisition costs and liabilities and impairment of employee and customer relationships, as well as the erosion of gross and operating margins. For these and other reasons noted in the footnotes to our financial statements and in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations, we wrote-off our investment in Executone during the third quarter of 2000. In addition to the Executone losses discussed above, for the quarter ended September 30, 2000, we also recorded a pre-tax loss of $2.0 million related to our equity share of Cirilium's net losses. As of the close of the third quarter, the Company wrote off its remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $8.6 million for 2000.

Moreover, in January 2001, we acquired certain assets and assumed certain liabilities of Convergent. In connection with the Convergent acquisition, we hired Convergent employees, and opened 8 Inter-Tel branch offices in previous Convergent locations. In addition to the foregoing risks and uncertainties we face generally in our acquisitions, we may experience the following difficulties or risks associated with the Convergent acquisition:

* substantially all of Convergent's sales were of our competitor's products and services, and these manufacturers may make our service and maintenance of such products expensive and difficult;
* a large number of Convergent's customers may decline the assignment of their maintenance contracts to us;
*    a  number  of  the  employees   hired  by  Inter-Tel  have  not  integrated
     successfully, and additional employees may not integrate successfully or timely into the Inter-Tel business model and plans; and
* some or all of the independent contractors who performed projects for Convergent may not assume similar roles with Inter-Tel.

In April 2001, Convergent and its parent corporation, Convergent Communications, Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of this bankruptcy filing, Inter-Tel concluded its transactions with Convergent and its representatives, including matters relating to accounts receivable, inventory, maintenance and customer relations issues through bankruptcy court petitions and other means. Inter-Tel completed these contractual matters and reached a settlement agreement which resulted in the payment of $6.7 million to Inter-Tel from escrow funds and directly from Convergent.

On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. In connection with this transaction, the Company assessed the fair value of the net assets of Inter-Tel.NET as of September 30, 2001 under FAS 121 to arrive at an adjustment to the remaining investment in Inter-Tel.NET. The nonrecurring charge recorded as of the close of the third quarter totaled $5.4 million ($3.4 million after tax), associated with the impairment of the Company's investment in Inter-Tel.NET. The recording of this charge adversely affected our operating results for the third quarter of 2001. In addition, the Company continues to maintain an investment of 17% in Inter-Tel.NET and our financial condition will be adversely affected if the Inter-Tel.NET business is unsuccessful.

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

WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD PUT PRESSURE ON US.

The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

* PABX and core systems providers such as Avaya (formerly part of Lucent), Nortel, Comdial, Iwatsu, Mitel, NEC, Panasonic, Siemens, Toshiba, 3Com and Cisco Systems;
*    large data routing companies such as Cisco Systems and 3Com;
* voice processing applications providers such as AVT, Active Voice, ADC, Lucent and Avaya;
* long distance services providers such as AT&T, MCI WorldCom, Sprint and Qwest Communications;
*    large computer corporations such as Microsoft and IBM; and
* regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

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

We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. Our loss of any key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, make timely product introductions and meet other key objectives and therefore harm our business. For example, our inability to retain key executives of Executone following our Executone acquisition impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. Moreover, our operating results will be impaired if we lose a substantial number of key Convergent employees. We cannot assure that we will be able to continue attracting and retaining the qualified personnel necessary for the development of our business.

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

In the past few years, we introduced Axxess networking systems and software, which are typically sold to larger customers at a higher average selling price. Our Axxess networking products have a relatively high sales price per unit, and often represent a significant and strategic decision by an enterprise regarding our communications infrastructure. Accordingly, the purchase of our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process which can range from a few months to more than 12 months, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

*    volume and timing of orders received during the quarter;
*    gross margin fluctuations associated with the mix of products sold;
*    the mix of distribution channels;
*    general economic conditions;
*    patterns of capital spending by customers;
* the timing of new product announcements and releases by us and our competitors;
* pricing pressures, the cost and effect of acquisitions, in particular the Executone and Convergent acquisitions; and
*    the availability and cost of products and components from our suppliers.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, IMPAIRING YOUR ABILITY TO SELL YOUR SHARES AT OR ABOVE PURCHASE PRICE.

The market price for our Common Stock has been highly volatile. We cannot assure that you will be able to sell your shares at or above purchase price. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

*    announcements of developments relating to our business;
*    fluctuations in our operating results;
*    shortfalls  in  revenue  or  earnings  relative  to  securities   analysts'
     expectations;
* announcements of technological innovations or new products or enhancements by us or our competitors;
* announcements of acquisitions or planned acquisitions of other companies or businesses;
*    investors' reactions to acquisition announcements;
*    general conditions in the telecommunications industry;
*    the market for Internet-related products and services
*    changes in the national or worldwide economy;
* changes in legislation or regulation affecting the telecommunications industry;
*    an outbreak of hostilities or terrorist acts;
*    developments  relating to our and third party intellectual property rights;
     and
*    changes in our relationships with our customers and suppliers.

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

OUR CHAIRMAN OF THE BOARD OF DIRECTORS,  CEO AND PRESIDENT CONTROLS 22.1% OF OUR
COMMON  STOCK  AND  BE  ABLE  TO  SIGNIFICANTLY   INFLUENCE   MATTERS  REQUIRING
SHAREHOLDER APPROVAL.

As of September 30, 2001, Steven G. Mihaylo, the Company's Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 22.1% of the outstanding shares of the Common Stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of the Company.
Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

INTEREST RATE RISK. We protect and preserve our invested funds with investment policies and procedures that limit default, market and reinvestment risk. We have not utilized derivative financial instruments in our investment portfolio. As of September 30, 2001, we had cash and cash equivalents of $43.3 million, consisting of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. Declines in interest rates over time will result in lower interest income.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER--NOT APPLICABLE

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

                                        INTER-TEL, INCORPORATED


Date: November 14, 2001                 /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President


Date: November 14, 2001                 /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President
                                        and Chief Financial Officer