Form 10-K
period 2001-12-31
INTER TEL INC
filed 2002-03-25
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                COMMISSION FILE NUMBER:
   DECEMBER 31, 2001                                             0-10211

                             INTER-TEL, INCORPORATED

INCORPORATED IN THE STATE OF ARIZONA                       I.R.S. NO. 86-0220994

                               1615 S. 52ND STREET
                              TEMPE, ARIZONA 85281
                                 (480) 449-8900

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
               (24,190,130 shares outstanding as of March 8, 2002)

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of Inter-Tel's Common Stock reported on the Nasdaq National Market System on March 8, 2002 was approximately $351.8 million. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

Items 10 (as to Directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement relating to its 2002 Annual Meeting of Shareholders.

                             INTER-TEL, INCORPORATED
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I                                 Page

Item 1    Business                                                             3
Item 2    Properties                                                          22
Item 3    Legal Proceedings                                                   23
Item 4    Submission of Matters to a Vote of Security Holders                 23

                                     PART II

Item 5    Market for the Registrant's Common Stock                            23
          and Related Shareholder Matters
Item 6    Selected Financial Data                                             24
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         25
Item 7A   Quantitative and Qualitative Disclosures About Market Risk          35
Item 8    Financial Statements and Supplementary Data                         36

Item 9    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              36

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                  36
Item 11   Executive Compensation                                              36
Item 12   Security Ownership of Certain Beneficial Owners and Management      36
Item 13   Certain Relationships and Related Transactions                      36

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K     37

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

     Inter-Tel, incorporated in 1969, is a single point of contact, full service provider of business communications systems, voice mail systems and networking applications. We market and sell voice processing and unified messaging software, call accounting software, Internet Protocol (IP) telephony software, computer-telephone integration (CTI) applications, long distance calling services, and other communications services. Our products and services include the AXXESS by Inter-Tel and ECLIPSE(2) by Inter-Tel business communication systems, with integrated voice processing and unified messaging systems, IP telephony voice and data routers, and ClearConnect Talk-to-Agent e-commerce software. We also provide maintenance, leasing and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market System under the symbol "INTL."

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of December 31, 2001, we had 49 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the UK and parts of Europe. In January 2002, we acquired selected assets and assumed certain selected liabilities of McLeod USA, Inc. (McLeod). As a result, we added 5 new direct sales offices and we added personnel to 3 other existing sales offices.

INDUSTRY BACKGROUND

     Since the mid-1980s, the global telecommunications industry has been characterized by rapid structural change caused by technological innovation, economic factors and changes in government policies that encourage competition and increase consumer choice. These changes are evidenced by the growing impact of the Internet, deregulation, optical networking technology, broadband connectivity, wireless and mobile communications and demand by enterprises for cost-effective, multi-functional networks and applications.

     As a result of the changes in the telecommunications industry, it is expected that customers will demand more complex networks over the next several years. In addition, network platforms are expected to become increasingly multifunctional, supporting the convergence of voice, data and video communications services, thus reducing the operating costs associated with separate networks and facilitating the development of advanced, converged applications.

     Businesses increasingly recognize data networks such as the Internet as a valuable and cost-efficient medium for internal and public communications. In order to reduce their telecommunications costs, businesses are moving their voice communications to packet-switched networks, such as corporate intranets and the Internet. Although packet-switched networks can offer more efficiency and value to businesses, the traditional telephone network remains the standard for voice communications today. As a result, businesses that wish to take advantage of packet-switched networks for voice communications must still be able to place and receive calls over the traditional telephone network with customers, suppliers and others who rely solely on the traditional circuit-switched telephone network for voice communications.

     In addition, businesses typically make substantial investment in traditional voice systems and networks and do not wish to abandon that investment in order to implement entirely new converged voice and data platforms. Rather than discarding an entire legacy system, many businesses choose to supplement existing systems with new software and applications, including remote telecommunications network management, enhanced voicemail and packet-switched voice applications. For example, businesses may wish to route external calls over their existing voice network and route internal calls between offices over data networks, such as an intranet or the Internet, all using the same telecommunications system. Consequently, there is a need for a communication system that can interface with both packet-switched networks and the traditional circuit-switched telephone network utilizing a business' existing telecommunications infrastructure.

     A new generation of telecommunications systems has emerged over the last several years to address the challenges and inadequacies associated with traditional circuit-switched private telephone systems. Many existing telecommunications systems do not address the needs of businesses that wish to transmit voice communications over both the traditional circuit-switched telephone network and packet-switched data networks. We believe a significant opportunity exists to provide businesses with an integrated solution that delivers the benefits of integrated, multifunction communications systems using both intranets and the Internet, as well as the traditional circuit-switched telephone network and allows those businesses to migrate to a fully converged voice, video and data network at their own pace.

STRATEGY

     Inter-Tel's objective is to continue to strengthen its position as a leading single-source provider of business communications equipment, software applications and network services. Our strategy incorporates the following key elements:

OFFER TOTAL COMMUNICATIONS SOLUTION

     Inter-Tel offers a broad range of products and services that incorporate advanced technologies and provide customers with a single source to cost-effectively fulfill their business communications needs. We couple this solution-oriented approach with a high level of customer service and support and a commitment to quality throughout our operations. Our business communications systems are integrated with our fully-integrated computer-telephone applications and include voice mail, auto attendant, unified messaging, call center applications, Interactive Voice Response (IVR), wireless applications, Automatic Call Distribution (ACD), long distance and networking services, together with a variety of other communications applications. Because of the modular design of our systems and the high level of software content in our products, customers can readily increase the size and functionality of their systems as their needs change by adding new services, software and hardware applications, or by upgrading to new systems or advanced versions of their existing systems. We believe that our customers prefer to purchase business communications equipment and services from a single source because of the convenience, consistency of service, ease of upgrade, availability of financing alternatives and confidence in the performance of integrated systems and services all incorporated into a total solution package.

FACILITATE THE CONVERGENCE OF VOICE, VIDEO AND DATA NETWORKS

     Inter-Tel's business communications systems allow our customers to migrate their business communications systems to enable real-time voice communications to be transmitted on digital packet-switched networks as well as traditional circuit-switched telephone networks. In this regard, Inter-Tel's AXXESS and ECLIPSE(2) systems, Versions 5.x and 6.x software, IP phones and Softphones for work at home and remote office locations, IP telephony voice and data routers, voice and data convergence applications, voice disaster recovery software applications, Internet and wireless application protocol (WAP) software applications and e-commerce voice enabled call center applications, allow customers to incorporate the benefits of Internet protocol communication (or communication over packet-switched networks) without replacing their existing Inter-Tel business communications system infrastructure. Moreover, Inter-Tel's Version 6.0 software released in the first quarter of 2002 uses Internet Protocol and Asynchronous Transfer Mode, or ATM, to address larger system configurations.

LEVERAGE CUSTOMER BASE

     We will continue to leverage our relationships with our approximately 500,000 business customers, to promote increased usage and deployment of our products and services as they expand or change their organizations. In particular, we intend to use our network of 54 (including the five new offices from the purchase of certain selected McLeod assets and liabilities) direct sales and service facilities, and our dealer and reseller channels to drive recurring revenue from our customers. Existing customers accounted for a significant portion of our 2001 net sales from maintenance services, software additions and/or upgrades, support, training and hardware products such as video conferencing, headsets (wired and wireless) and speaker-phones. Because our business communications platform allows for system migration without the complete change out of hardware, existing customers are sold enhancements and new solutions through software-only upgrades. We believe that we can provide our customers with the ability to enhance their business communications systems on a cost-effective basis as voice, video and data communications convergence applications evolve.

CONTINUE TO DEVELOP ADVANCED COMMUNICATIONS PRODUCTS AND EXPAND CAPACITY

     Inter-Tel commits substantial research and development resources to provide its customers with advanced telecommunications technologies on a cost-effective basis. We have developed an extensive C++ and JAVA software library and we have significant voice and data communications expertise. In many cases, we develop new technologies as software and hardware upgrades or add-ons to existing products. For example, our Version 6.0 software, which was released commercially during the first quarter of 2002, will double the capacity of a single node to 1,024 ports as well as double the capacity of networked systems to 40,000 ports. Our ongoing research and development efforts are directed towards the development and creation of new products, applications and services for sale to our existing customer base and to new customers. Through computer-telephony applications and advanced network services, Inter-Tel provides technology that is designed to enable its customers to improve their efficiency and enhance their competitiveness.

EXPAND DISTRIBUTION CHANNELS

     Inter-Tel continues to expand its distribution channels by growing our network of direct dealers and direct sales offices, hiring additional direct sales personnel and expanding into new international markets. We have established sales relationships with hundreds of direct dealers in the United States, United Kingdom, parts of Europe, Mexico and Asia. Inter-Tel has increased its direct sales activity in recent periods through strategic acquisitions of resellers of telephony products, data products and services. These acquisitions, which we consider on an ongoing basis, increase the geographic coverage of our direct sales force, support our dealer and distributor channels and augment direct sales in areas that we have existing direct sales offices. To increase sales within the dealer distribution channel we provide dealers with support, on-site training, and we share best practices. In addition, we provide access to Inter-Tel's demonstration rooms, located in our direct sales office, as well as sales, technical and marketing support from regional sales managers and sales engineers.

PRODUCTS AND SERVICES

     Inter-Tel offers voice and data communications products and related services for business enterprises, government agencies and non-profit organizations. Our core products are business communications systems supporting scalable networked installations, IP telephony products and services, computer-telephony applications, unified messaging and voice processing software. We also offer long distance calling services, network design and implementation services, maintenance services, leasing and support services, and we resell peripheral data and telecommunications products.

BUSINESS COMMUNICATIONS SYSTEMS

     Inter-Tel has developed as its core product offering a business communications system that consists of a hardware platform and a suite of software applications that enables specific functionality. Inter-Tel sells its business communications system to mid- and large-sized organizations under its AXXESS by Inter-Tel (AXXESS) and ECLIPSE2 by Inter-Tel (ECLIPSE2) brand names. The AXXESS and ECLIPSE(2) systems differ in terms of their appearance and some functionality but are based upon the same software and architecture, which incorporate open interfaces, employ the standard programming languages C++ and JAVA, and are built on a computer-telephony interface that allows outside computer applications to integrate with and monitor and control the operation of the Inter-Tel communications system. The platforms support industry standard computer-telephony interfaces, such as TAPI, TCP/IP, CSTA, and CT-Connect, as well as robust proprietary interfaces that provide capabilities beyond those available through the standard interfaces. Our software architecture enables customers to choose from a variety of server-level or desktop applications.

     AXXESS AND ECLIPSE(2). The AXXESS and the ECLIPSE(2) systems are designed to enable businesses to customize their communications applications to enhance their operations and increase productivity. These systems deliver integrated voice processing, IP telephony and advanced call center applications, and incorporate networking solutions that allow these applications to operate transparently across multiple systems and locations. Our commercially-available systems support up to 40,000 ports and include advanced capabilities such as primary and basic rate ISDN, integrated call recording, voice prompts in different languages, and a Microsoft Windows-based, touch screen sensitive, attendant's console. Version 6.0 of the AXXESS and ECLIPSE(2) systems, released in the first quarter of 2002, doubles the size of a single node to 1024 ports and commercially supports up to 40,000 ports in a transparent network environment. Our systems can be networked together using a combination of point-to-point telephony circuits, voice-over-IP interfaces, or frame-relay circuits depending on the customer's data and voice infrastructure.

     The AXXESS and ECLIPSE(2) systems' industry standard computer-telephony interfaces permit integration with desktop computers and network servers. Examples of applications that are enabled by these computer-telephony interfaces include:

     * Database Look-up: uses caller identification to retrieve customer information from a computer database and present it on a call center agent's screen automatically;

     * Advanced ACD Routing: uses caller identification, corporate database information and current ACD queue status to determine where to route customer calls for the highest possible level of customer service;

     * Automated Outbound Calling: uses numbers pulled from a computer database to initiate outbound calls for telemarketing agents; and

     *    Personal  Call  Routing:   uses  caller  identification  and  customer
          identification to screen and re-route calls to improve workplace productivity.

     The AXXESS and ECLIPSE(2) systems' telephones feature user-friendly, liquid crystal displays, or LCDs, of up to 6-by-16 characters, with menu keys that permit users to select from multiple menu choices or access additional menu screens. These AXXESS and ECLIPSE(2) telephones also incorporate integrated voice processing, which permits key selection and push-button selection of voice processing commands, such as playback and record, to appear on the telephone's LCD, as well as voice-prompted selections through the telephone keypad. Our systems currently offer American English, British English, Japanese and Spanish voice prompts and LCDs, and allow users to switch from one language to another on a phone-by-phone basis. The software is also designed to support the addition of other languages.

     The AXXESS and ECLIPSE(2) systems' advanced software configures and uses real-time digital signal processor semiconductor components, known as DSPs. We employ DSPs and related software in our systems to decrease system costs, permit higher functionality and increase system flexibility. The system's DSP resources can be configured for different combinations of speakerphones, conference capabilities, caller ID receivers and other DSP-based applications, depending on the needs of an individual customer.

     Inter-Tel has also developed and incorporated a Windows 2000-based Central Processing Unit, or Server CPU into the AXXESS and ECLIPSE(2) systems. This server-based CPU is designed to handle call processing with increased speed and efficiency and provides enhanced computer-telephony interfaces. By combining server-based technology with the core telephony functionality of the AXXESS and ECLIPSE(2) systems, Inter-Tel's customers can benefit from the speed, efficiency and enhanced functionality of a standards-based server while enjoying the benefits of a traditional PBX, such as equipment maintenance during system operation and cost-effective telephony interfaces. Because the Server CPU integrates with existing Inter-Tel systems, customers can benefit from new functionality and call handling capacity, while retaining most of their current system investment.

     Integrated with the AXXESS and ECLIPSE(2) systems, our Voice Processing Unit provides an automated call attendant to guide callers tO the person or information they need. An "electronic employee" answers incoming calls, transfers calls, records messages, screens calls and returns calls using caller identification software. The Voice Processing Unit also provides enhanced voice mail and call routing announcements. Voice mail messages can be retrieved using the Voice Processing Unit from any location in the world using a touch-tone phone.

IP TELEPHONY PRODUCTS

     The emergence of high-performance, low-cost computers and the growth of the Internet and other digital IP networks have enabled real-time voice communications to be transmitted on digital packet-switched networks in addition to traditional circuit-switched telephone networks. Because IP network telephony converts all transmissions to the same type of packets, both voice and data can use the same data circuits, thereby increasing efficiency and maximizing the use of available bandwidth. Using IP telephony, bandwidth can be maximized to such an extent that users may be able to reduce the overall number of circuits and bandwidth they require.

     With Inter-Tel's AXXESS and ECLIPSE(2) systems, users are able to enhance their existing telephone systems with specific IP telephonY functionality or, alternatively, base their entire communications systems on IP telephony. Our systems are designed to enable our customers to preserve traditional communications capabilities while delivering the benefits offered by new technologies, such as packet-switched voice-over-IP.

     IP PHONES AND IP SOFTPHONES. By using the Internet as part of a communications solution, our phone systems can be accessed by our customers from anywhere. Inter-Tel's IP phones, such as our IP PhonePlus and the IP Softphone, are fully integrated with our AXXESS and ECLIPSE(2) systems, enabling users anywhere--whether in a home office, in a satellite office, a hotel room, or at a warehouse--to have access to the full functionality of the phone system, including call transferring, conferencing, voice mail access, record-a-call and computer-telephony integration.

     IP TELEPHONY VOICE AND DATA ROUTERS. We market and sell a line of voice and data routers. Voice and data routers are transition points between the public circuit-switched telephone network and a packet-switched IP network, such as the Internet. Our IP router products convert regular circuit-switched voice and facsimile transmissions to or from the compressed data packets that travel over packetized networks. The Inter-Tel voice and data routers enable phone-to-phone and PC-to-phone calling over packet-switched IP networks.

     IP NETWORKING MODULE. Our IP Networking Module product enables the transparent networking capabilities of the AXXESS and ECLIPSE(2) systems over Internet Protocol and frame-relay data networks, rather than using traditional point-to-point lines. Whether our customers have 1 site or 63 sites, all of their locations can interact seamlessly and transparently over IP networks: practically anything that can be done using our systems in one location can be done between geographically-dispersed locations. All the advanced features of our systems remain in place when networking over IP, such as ACD hunt groups, call center applications, paging zones, centralized attendants and tightly integrated voice mail. By employing refined voice compression, jitter buffer and echo cancellation technologies, calls consume minimal bandwidth on data networks and provide clear connections.

COMPUTER-TELEPHONY PRODUCTS

     COMPUTER-TELEPHONY APPLICATIONS AND ENABLING TECHNOLOGIES. Through computer telephony (CT), Inter-Tel provides seamless integration between computers and telephones. CT automates repetitive tasks, which can improve performance and enhance customer service. Examples of typical CT applications with the AXXESS and ECLIPSE2 systems include: viewing caller name, information and history through a "pop-up" screen by interfacing with a company's database, performing call handling tasks from a PC, and automatic call answering and routing.

     The open architecture interfaces of our business communications systems enable straight-forward integration with "off-the-shelf," shrink-wrapped applications or custom software packages. Our architecture also enables our systems' capabilities to be expanded because of the support available for industry standard protocols. CT applications developed by Inter-Tel are based on this open architecture at both the desktop and system levels. Through the use of Microsoft's TAPI, Intel/Dialogic's CT-Connect and CSTA protocols, Inter-Tel's software applications work with other off-the-shelf desktop and server applications such as personal information managers, customer relationship management (CRM) applications, help-desk applications, call routing or call management.

     If off-the-shelf applications do not fully address the needs of a particular customer, Inter-Tel can develop custom CT applications or provide professional consulting services for that customer to meet their needs. Alternatively, the simple-to-use open architecture interfaces of our software enable independent application developers and end-user management information services departments to write custom CT applications to meet the customer's specific needs.

     CALL CENTER SUITE. The Call Center Suite is a collection of computer-telephony software applications that maximize the effectiveness and productivity of call centers. The specific modules of the Call Center Suite include server software, reporting functionality, desktop statistical reporting, intelligent call routing and agent task information. Each module interfaces with Inter-Tel's business communications systems to add cost-reducing functionality to call centers. The applications in Inter-Tel's Call Center Suite can manage automatic call distribution at peak efficiency or route incoming telephone calls to a specific person based on various parameters. The Suite can also be used to collect, analyze and report real-time call processing information.

     CLEARCONNECT TALK-TO-AGENT. ClearConnect Talk-to-Agent is a voice-over-IP product that enables customers to conduct voice conversations with sales agents over the Internet, while connected to the business' Web site. Within seconds, the voice-over-IP call is routed to an Automatic Call Distribution queue where it can be routed to a customer service agent. With live conversations over the Internet, customers are able to obtain answers to their questions quickly, and our customer service agents can push Web pages directly to the customers for increased agent productivity and enhanced revenue opportunities.

     UNIFIED MESSAGING. Inter-Tel's Unified Messaging software works in conjunction with a variety of messaging platforms, including Microsoft's Exchange messaging application, Lotus' Notes, Lotus' cc:Mail, Novell's GroupWise and other Internet mail applications such as AOL, Yahoo Mail, and Hotmail. Designed to run on a Windows NT server, Inter-Tel's Unified Messaging Software combines e-mail, voice mail and faxes into a single, centralized mail management program. Messages are converted to standard file formats for access and processing through a variety of devices for improved workplace productivity.

     ENCORE BY INTER-TEL. Our Encore product is a business communications system that addresses the small business market. Encore provides small organizations with features and benefits associated with more expensive PBX systems. Encore can be configured from two trunks and six stations up to eight trunks and 18 stations, with or without an optional integrated voice mail and automated attendant. In addition, Encore can be programmed and maintained remotely, minimizing the costs associated with on-site technician visits.

COMPUTER TELEPHONY PRODUCTS UNDER DEVELOPMENT

     APPLICATIONS PLATFORM. Our Applications Platform product, planned for commercial release in the first quarter or early in the second quarter of 2002, is a highly flexible and robust computer-telephony and voice application development product for enterprises. The Applications Platform enables creative customization for Interactive Voice Response, or IVR, applications and is comprised principally of two components: a run-time engine and an easy-to-use graphical application development environment. The full-featured, turn-key Applications Platform is being designed to include high-performance hardware, state-of-the-art enabling technology, integrated IVR capabilities and an application starter pack with two IVR applications for general business use. These starter applications will provide end users with a sample of the type of functionality the platform can support. Based on specific end user requirements, customized IVR applications can also be created for the Applications Platform. Customers can further enhance the functionality of their IVR applications by deploying the optional automatic speech recognition and text-to-speech modules.

     UNIFIED COMMUNICATOR. Our Inter-Tel Unified Communicator product, also scheduled for commercial release in the first quarter or early in the second quarter of 2002, is a Web-based user interface for the AXXESS and ECLIPSE(2) systems. Unified Communicator is being designed tO offer features to end users through a standard Web browser, or through a WAP Web client using a cellular phone or wireless PDA. Using Unified Communicator, customers will be able to perform call handling, message management and a number of related tasks on their desktop phones from virtually anywhere. Unified Communicator will also enable users to directly manage and control their personal features and the specific features of the users' desktop AXXESS and ECLIPSE(2) systems' telephones. To complement the Internet and WAP interfaces of UnifieD Communicator, a telephone interface and a speech recognition engine will be available as separate modules. By adding the appropriate module, users can call into the system and manage their messages and call routing through either a touch-tone or speech interface.

OTHER SERVICES AND PRODUCTS

     NETWORK AND LONG DISTANCE SERVICES. Through our subsidiary, Inter-Tel NetSolutions, we resell a variety of telecommunications services, including domestic and international calling services, calling card services, 800 calling services, switched and dedicated services, Internet, frame-relay and voice and video conferencing, disaster recovery solutions and customized billing. We also provide long distance calling services through NetSolutions. Because many of our customers desire the convenience of acquiring long distance calling services through the same vendor that they use to purchase other telephony equipment and services, we also resell long distance services to our customers through contracts we have established with major U.S. long distance carriers.

     We also support telecommunications applications such as T-1 access for incoming toll-free traffic at call centers, switched long distance used at sales offices and frame relay networks linking together multiple offices of an enterprise.

     NETWORKING TECHNOLOGIES INTEGRATION. Inter-Tel designs, installs and supports an integrated, comprehensive solution for our customers' complex data and telecommunications networks, from local area networks, or LANs, to geographically dispersed wide area networks, or WANs.

     By forming relationships with major manufacturers of hardware and software technologies, Inter-Tel provides the routers, ATM, LAN and WAN switches, wire-less WAN connections, file servers, intelligent hubs and other devices required for the customer's intranet or for access to the Internet. We offer pre-sale design support, project coordination for implementation, and installation support on our full line of server-based telephony products and IP telephony products and services.

     PERIPHERAL PRODUCTS. Inter-Tel also distributes leading telecommunications peripheral products, applications and services developed by third parties, through our CommSource Division to our direct sales offices, dealers and VARs. We offer a selection of third-party peripheral products including audio and video conferencing, computer-telephony applications, battery backup, headsets, surge protection, paging equipment, wireless communications, cabling solutions and data multiplexers and routers. Our CommSource Division sells and distributes products that we have endorsed as leading communications peripherals widely deployed within organizations worldwide. Many of these products and services interface with our telephone systems.

     INTER-TEL.NET. Through July 23, 2001, we provided communications services over data networks using IP with points of presence (POPs) in various cities in the United States, Mexico and Hong Kong through our subsidiary, Inter-Tel.NET, Inc.. Inter-Tel.NET developed an IP network of high capacity switches/gateways and privately managed bandwidth, which could accommodate large volumes of traffic. The managed network, routing structure and bandwidth capacity were designed to create a cost-effective solution compared to traditional long distance calling services. Through international alliances, Inter-Tel.NET also participated with businesses in Asia, Europe, Mexico and South America to provide international IP telephony service. Inter-Tel.NET's core customer base includes telecommunication service providers, such as long distance carriers, resellers, Competitive Local Exchange Carriers, or CLECs, and data network providers that offer their end users access to voice, fax and other enhanced services. Inter-Tel.NET utilizes other IP networks or traditional Long Distance Carriers to complete the call where Inter-Tel.NET or one of its network partners does not have a POP.

     On July 24, 2001, Inter-Tel sold 83% of Inter-Tel.NET to Comm-Services Corporation (Comm-Services) for a note in the principal amount of $4.95 million, secured in part by stock and other marketable securities and 100% of the net assets of Inter-Tel.NET. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet Technologies, Inc. (Vianet). Pursuant to the merger, our 17% interest in Inter-Tel.NET was converted to 5.95 million shares, or approximately 10% of Vianet, plus the full amount of the note. For more information associated with the Inter-Tel.NET transactions, see "Notes to Consolidated Financial Statements." For risks associated with our Inter-Tel.NET business, see "Factors That May Affect Future Operating Results." See Note N to the financial statements for more information about our segments.

SALES AND DISTRIBUTION

     We have developed a distribution network of direct sales offices, dealers and VARs that have traditionally marketed to small- to medium-size organizations our products, which can support networked installations of up to 1,024 ports in a single cabinet and 40,000 ports in a network configuration. With the advent of Inter-Tel's new product releases, including Version 6.0 of the AXXESS and ECLIPSE(2) systemS released in the first quarter of 2002, our distribution network now markets to large organizations our products, which can support networked installations of up to 40,000 ports. As of December 31, 2001, Inter-Tel had 49 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers that purchase systems directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies and supports Inter-Tel's dealers and distributors throughout the United Kingdom and in parts of Europe, and we have several dealers in Japan and in Mexico. In January 2002, we acquired selected assets and assumed certain selected liabilities of McLeod's key system, PBX and DataNet Operations. As a result of the McLeod acquisition, we added five more direct sales offices in the United States. The DataNet operation located in Sioux Falls, South Dakota is a LAN, WAN and network sales and service provider. We believe that the DataNet operation will expand our product offerings to our larger customers and provide us with increased revenue opportunities.

DISTRIBUTION CHANNELS

     Our success depends in part upon the strength of our distribution channels and our ability to maintain close access to our end user customers through our distribution channels. In recent periods, we have sought to improve our access to end users through strategic acquisitions of resellers of telephony products and services located in markets in which we have existing direct sales offices and in other markets. As of December 31, 2001, Inter-Tel's direct sales office personnel and national and government accounts personnel consisted of 1,009 and 60 persons, respectively. Our sales through our direct sales offices and government and national accounts group, as a percentage of total sales, have increased from 52.9% of net sales in 2000 to 58.2% of net sales in 2001. Sales to distributors, dealers, and VARs have decreased from 27.0% of net sales in 2000 to 22.8% of net sales in 2001. Sales through our long distance and network services operations have decreased from 13.5% of net sales in 2000 to 11.3% of net sales in 2001.

     Direct dealers and VARs enter into exclusive or non-exclusive reseller agreements with us for a term of one or more years. These agreements often include requirements that the reseller meet or use their best efforts to meet minimum annual purchase quotas. We generally provide support and other services to our resellers under the terms of the agreements. We face intense competition from other telephone system and voice processing system manufacturers for our dealers' attention, as many of our dealers carry products that compete with our products.

     During the third quarter of 2001, we launched an exclusive business partner program. This program is designed to reward dealers who sell only Inter-Tel products to all new prospects and aggressively seek to upgrade their base. For this commitment from the dealer, we have offered our expertise to help them manage their business. This includes operational business reviews, shared human resource forms and policies, additional sales, marketing and training support, enhanced co-op benefits as well as special sales promotions and awards. In addition, we will allow our branch sales offices to help dealers close business. We believe that this program offers us an opportunity to expand our wholesale channel of distribution.

     LEASING SERVICES. Inter-Tel offers its Total Solutions program through our subsidiary, Inter-Tel Leasing, Inc. The Total Solutions program enables an end user to acquire a full range of telephony systems, applications, maintenance and support services from affiliated vendors. This program provides a total system financing package to the customer at a set monthly cost, with system expansion available for an additional fee. The typical Total Solutions contract has a term of 60 months, with the customer entitled to renew the contract at a specified price for up to an additional 36 months.

     Inter-Tel also offers a line of low-cost lease purchase financing. Lease terms range from 24 to 84 months with $1.00, fixed and fair market value purchase options. Inter-Tel can also customize financing packages to suit customers with special financial needs. By offering this type of financing to acquire our products and services, our customers are able to lease directly from Inter-Tel or an authorized Inter-Tel dealer, thereby allowing us, or one of our dealers to maintain a direct relationship with our customers. This direct relationship allows Inter-Tel to provide maintenance and support services and information regarding other Inter-Tel products and services.

     INTERNATIONAL SALES. We currently have dealers in the United Kingdom, parts of Europe, Japan and Latin America. International sales, which include business communications systems and IP telephony and peripheral products, accounted for approximately 2.6% of our net sales in both 2001 and 2000. In order to sell our products to customers in other countries, Inter-Tel must comply with local telecommunications standards. Our AXXESS and ECLIPSE(2) systems and IP telephony products can be modified using our software to facilitate compliance with thesE local regulations. In addition, the AXXESS and ECLIPSE(2) systems have been designed to support multi-lingual functionality, and botH currently support American English, British English, Japanese and Spanish languages. We are currently working to expand our international dealer network.

CUSTOMER SERVICE AND SUPPORT

     Customer service and support are critical components of customer satisfaction and the success of our business. We operate a technical support group that provides a range of support services to our distributors, dealers and end user customers through the Internet and through a toll-free telephone number. Inter-Tel provides on-site customer support and, using remote diagnostic procedures, we have the ability to detect and correct system problems from our technical support facilities. In 2000, Inter-Tel began an initiative to greatly enhance our Internet, intranet and extranet capabilities. Through this initiative, we re-designed our Web site to offer to our direct sales offices and dealer channel state-of-the-art support for sales and technical support activities. Our Web site also offers a wide array of sales and technical information, including an on-line product and service catalog, efficient order processing, portable-document-format sales brochures, competitive information, on-line technical manuals, frequently-asked-questions on important topics and convenient "touch-to-talk" live operator help employing our own ClearConnect two-way voice-over-IP technology. We intend to further develop our Web site to add additional information and services. In 2001, Inter-Tel began an initiative to enhance the technical knowledge database, the automated order system and the browser-based sales proposal platform on our intranet and extranet.

     We analyze feedback from our customer service call records to provide direction for product and service enhancements. Our direct sales offices and resellers can receive service activity reports summarizing the reasons that technicians are asking for assistance and common issues that give rise to technical inquiries. This allows our direct sales offices and resellers to track trends in their service operations and to thereby provide better customer service.

     We believe that we can best serve our customers by continually improving the quality of our systems, customer service and support, and other aspects of our organization. Through our continuous improvement process initiated in 1991, Inter-Tel implements quality processes throughout its business operations. We have established formal procedures to ensure responsiveness to customer requests, monitor response times and measure customer satisfaction. We have also established means by which all end users, including customers of our resellers, can request product enhancements directly from us. Inter-Tel supports its dealers and VARs through an extensive training program offered at its facilities, at dealer and third-party sites, a toll-free telephone number for sales and technical support, an extranet site offering up-to-date sales and support information, and the provision of end user marketing materials. We typically provide a one year warranty on our systems to end users through our direct offices. We offer eighteen-month warranties on our systems to the dealer channel, which in turn are responsible for providing a warranty to their end users.

RESEARCH AND DEVELOPMENT

     We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements are essential to our success. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our AXXESS and ECLIPSE(2) systems, including adding new applications, incorporating IP convergence applications and IP telephones, developing Unified Messaging Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. Over the last several years, our research and development efforts have also focused on the development of the ClearConnect SoftPhone and the related ClearConnect Talk-to-Agent Web communications software. Inter-Tel's current efforts are focused on developing and enhancing the IP telephony products and applications for our AXXESS and ECLIPSE(2) systems, increasing single-site node capacity using an ATM backbone, enhancing our Unified Messaging Software, developing a speech-recognition and text-to-speech enabled unified communications product, developing an advanced IVR and CT application development tool, enhancing the IP digital telephones, and enhancing Inter-Tel's server-based PBX offerings. As of December 31, 2001, we had a total of 209 personnel engaged in research and development and related technical service and support functions. Research and development expenses were $17,556,000, $19,489,000, and $14,798,000 for 2001, 2000, and 1999.

MANUFACTURING

     Inter-Tel manufactures substantially all of its systems through third party subcontractors located in the United States, the People's Republic of China and Mexico. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce telephone switches, telephones and printed circuit boards to our engineering specifications and designs. Our suppliers inspect and test the equipment before delivering them to us, and in some cases our suppliers also perform systems integration, software loading, final testing and shipment. Varian Associates, a multinational electronics company, currently manufacturers a significant portion of our products, including substantially all of the printed circuit boards used in the AXXESS and ECLIPSE(2) systems, at Varian'S Tempe, Arizona and Poway, California facilities. We provide Varian with forecasted schedules of our
manufacturing   needs  and  revise  the  forecasts  on  a  periodic
basis. We continuously monitor the quality of the products produced on our behalf by our manufacturing subcontractors, and we are extending Inter-Tel's continuous improvement process to our suppliers.

COMPETITION

     The market for our products is highly competitive and has in recent periods been characterized by rapid technological change, business consolidations and decreasing prices. Our PABX and key systems products competitors include Avaya, NorTel Networks, 3Com, Cisco Systems, Comdial, Iwatsu America, Inc., Mitel Networks, NEC Corporation, Panasonic, Siemens and Toshiba. We also compete against the regional Bell System operating companies (RBOCs), which typically offer systems produced by one or more of our competitors listed above and also typically offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office. We also compete with next-generation service providers, such as DSL providers and cable companies, that offer bundled telephony and data services in an application service provider telephony model.

     In the market for voice processing applications including voice mail, we compete against Captaris, Active Voice, ADC Telecommunication, InterVoice-Brite, Lucent Technologies, Avaya, Nortel, Comdial and other competitors. In the market for long distance services, we compete against AT&T, MCI WorldCom, Sprint, Qwest and others. We also expect to compete with RBOCs, cable television companies, satellite and other wireless broadband service providers for long distance business. Key competitive factors in the sale of telephone systems and related applications include price, performance, features, reliability, service and support, name recognition and distribution capability. We believe that we compete favorably in our markets with respect to the price, performance and features of our systems, as well as the level of service and support that we provide to our customers. However, certain of our competitors have significantly greater resources, name recognition and distribution capabilities than we do.

     In the market for IP telephony products geared toward the enterprise markets, Inter-Tel competes with existing IP telephony providers such as Lucent, Avaya, NorTel, Cisco Systems, 3Com, ADC and Motorola. Several of these competitors have been active in developing and marketing IP telephony products and have established relationships with customers within their markets. If the market for IP telephony products becomes fully developed or develops at a rapid rate, large computer companies such as IBM and Microsoft, or large telephone companies such as AT&T, MCI WorldCom, Sprint or Qwest, could choose to develop proprietary software designed to facilitate voice communication services over an IP network.

     As we compete for local telephone service, long distance service and IP network access, we face additional competition from established foreign and domestic long distance carriers, RBOCs and other providers. Many of these competitors have larger marketing and sales organizations, significantly greater financial and technical resources and a larger and more established customer base than we do. In addition, RBOCs and other providers have greater name recognition, more established positions in the market and long standing relationships with customers.

INTELLECTUAL PROPERTY RIGHTS

     We currently hold patents for 17 telecommunications and unified messaging products. The remaining life of these patents ranges from 4 to 16 years in duration. We have also applied to the U.S. Patent and Trademark Office for 6 additional patents. We also rely on copyright, trademark, trade secret law and contractual provisions to protect our intellectual property.

EMPLOYEES

     As of December 31, 2001, we had a total of 1,667 employees, of whom 578 were engaged in sales, marketing and customer support; 572 in quality, manufacturing and related operations; 209 in research and development and related technical service and support functions; and 308 in finance, administration and management. We believe that our relations with our employees are good.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE SUCCESSFULLY, WE MUST CONTINUALLY INTRODUCE NEW AND ENHANCED PRODUCTS AND SERVICES THAT ACHIEVE BROAD MARKET ACCEPTANCE.

     The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services, and develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete.

     In addition, if the markets for computer-telephony (CT) applications, Internet Protocol (IP) network products, or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASED COMMERCIAL ACCEPTANCE OF OUR AXXESS AND ECLIPSE2 SYSTEMS, ENCORE PRODUCT, INTERPRISE PRODUCTS, NEW SPEECH RECOGNITION AND INTERACTIVE VOICE RESPONSE PRODUCTS, AND RELATED COMPUTER-TELEPHONY PRODUCTS.

     During the past few years, we have introduced transparent networking and unified messaging capabilities on our AXXESS and ECLIPSE2 systems and introduced our Encore product and InterPrise family of voice and data convergence products. In 2000, we introduced ClearConnect, a software-based telephone that runs on a PC, ClearConnect Talk-to-Agent, an e-commerce "touch-to-talk" Web call product, a line of IP voice terminals and IP soft phones that add IP telephony to the AXXESS and ECLIPSE2 systems, and several other telephony-related products. During the past 12 months, sales of our AXXESS business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the InterPrise and related computer-telephony products, the AXXESS and ECLIPSE2 systems, Encore products, new speech recognition and Interactive Voice Response products, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN ERRORS OR DEFECTS THAT ARE DETECTED ONLY AFTER THEIR RELEASE, WHICH MAY CAUSE US TO INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOST SALES.

     Our telecommunications products and software are highly complex. Although our new products and upgrades are examined and tested prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers may discover program errors, or "bugs," or other defects after new products and upgrades have been released. Some of these bugs may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards in place designed to minimize the number of errors and defects in our products, we cannot assure you that our new products and upgrades will be free of bugs when released. If we are unable to quickly or successfully correct bugs identified after release, we could experience the following, any of which would harm our business:

     *    costs associated with the remediation of any problems;
     *    costs associated with design modifications;
     *    loss of or delay in revenues;
     *    loss of customers;
     *    failure to achieve market acceptance or loss of market share;
     *    increased service and warranty costs;
     *    liabilities to our customers; and
     *    increased insurance costs.

THE COMPLEXITY OF OUR PRODUCTS COULD CAUSE DELAYS IN THE DEVELOPMENT AND RELEASE OF NEW PRODUCTS AND SERVICES. AS A RESULT, CUSTOMER DEMAND FOR OUR PRODUCTS COULD DECLINE, WHICH COULD HARM OUR BUSINESS.

     Due to the complexity of our products and software, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products and software on a regular and timely basis, customer demand for our products and software could decline, which would harm our business.

BUSINESS ACQUISITIONS, DISPOSITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

     As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

     *    unanticipated costs and liabilities;
     * difficulty of assimilating the operations, products and personnel of the acquired business;
     * difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;
     *    the diversion of management's attention from the core business;
     * inability to maintain uniform standards, controls, policies and procedures; and
     * impairment of relationships with acquired employees and customers occurring as a result of integration of the acquired business.

     In particular, in 2000 we acquired certain assets and assumed certain liabilities of Executone Information Systems, Inc. Our operating results were adversely affected by several of the factors described above relating to the Executone acquisition, including the risks related to unanticipated acquisition costs and liabilities and impairment of employee and customer relationships, as well as the erosion of gross and operating margins. For these and other reasons, we wrote-off our investment in Executone during the second quarter of 2000.

     In addition to the Executone losses discussed above, for the quarter ended September 30, 2000, we also recorded a pre-tax loss of $2.0 million related to our equity share of Cirilium's net losses. As of the close of the third quarter, we wrote off our remaining investment in Cirilium of $2.0 million. Total pre-tax losses from Cirilium from all sources were $8.6 million for 2000.

     In January 2001, we acquired certain assets and assumed certain liabilities of Convergent Technologies, Inc. In connection with the Convergent acquisition, we hired over 200 Convergent employees and opened eight Inter-Tel branch offices in previous Convergent locations. Among other risks and uncertainties, we have experienced and may continue to experience the following difficulties or risks associated with the Convergent acquisition:

     * substantially all of Convergent's sales were of our competitor's products and services, and these competitors have made it difficult and expensive for us to service and maintain some of these products;
     * a number of Convergent's customers have declined the assignment of their maintenance contracts to us;
     * a number of the employees hired by Inter-Tel have not integrated successfully into the Inter-Tel business model; and
     * many of the independent contractors who performed projects for Convergent have not assumed similar roles with Inter-Tel.

     In July 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. In connection with this transaction, Inter-Tel assessed the fair value of the net assets of Inter-Tel.NET as of June 30, 2001 under FAS 121 to arrive at an adjustment to the remaining investment in Inter-Tel.NET. The charge recorded as of the close of the second quarter of 2001 totaled $5.4 million ($3.4 million after tax), associated with the impairment of Inter-Tel's investment in Inter-Tel.NET. The recording of this charge adversely affected our operating results for the second quarter of 2001. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet Technologies, Inc. (Vianet). Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock. Our financial condition will be adversely affected to the extent that the Vianet business is unsuccessful.

     During 1999, 2000 and 2001, Inter-Tel.NET also entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to have vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In the second quarter of 2001, Inter-Tel.NET notified the vendor of network and network equipment problems encountered due to vendor equipment and software recommended, supplied and financed by this vendor. Inter-Tel.NET requested that the vendor not only solve the problems, but also compensate Inter-Tel.NET for the problems and the resulting lost customers, lost revenues and lost profits. Pursuant to Inter-Tel's sale of 83% of Inter-Tel.NET, Comm-Services assumed the vendor lease and maintenance obligations and as such Inter-Tel has not recorded any liability for these obligations. However, the vendor has not released Inter-Tel from its guarantee of these obligations and Inter-Tel has not released the vendor from Inter-Tel's claims, nor did we assign our rights to these claims to Comm-Services. Our financial condition will be adversely affected to the extent that payments made under the guarantee exceed damages realized from our claim.

     In January 2002, we acquired selected assets and liabilities of McLeodUSA, Inc. (McLeod). In connection with the McLeod acquisition, we hired approximately 100 McLeod employees and opened two Inter-Tel branch offices in previous McLeod locations. We cannot predict whether we will be able to integrate the employees and business of McLeod into our operations successfully.

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

     We are also subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to proceedings alleging that certain of our key products infringe upon third party intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from one of our primary competitors, Lucent and subsequently Lucent's spin off Avaya, alleging that our AXXESS business communications system utilizes inventions covered by certain of their patents. We are continuing the process of investigating this matter and we have made claims against Avaya and Lucent for infringement of our patents. Additionally, we recently received a letter from AT&T alleging that some of our IP products infringe upon intellectual property protected by AT&T's patents. Although we have denied AT&T's allegations and intend to defend our position vigorously, we cannot assure you that we will ultimately prevail in this dispute. When any such claims are asserted against us, among other means to resolve the dispute, we may seek to license the third party's intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure you that a license will be available on prices or other terms acceptable to us, if at all. Alternatively, we could resort to litigation to challenge such a claim. Litigation could require us to expend significant sums of cash and divert our management's attention. In the event that a court renders an enforceable decision with respect to our intellectual property, we may be required to pay significant damages, develop non-infringing technology or acquire licenses to the technology subject to the alleged infringement. Any of these actions or outcomes could harm our business. If we are unable or choose not to license technology, or decide not to challenge a third party's rights, we could encounter substantial and costly delays in product introductions. These delays could result from efforts to design around asserted third party rights or our discovery that the development, manufacture or sale of products requiring these licenses could be foreclosed.

OUR IP NETWORK PRODUCTS MAY BE VULNERABLE TO VIRUSES, OTHER SYSTEM FAILURE RISKS AND SECURITY CONCERNS, WHICH MAY RESULT IN LOST CUSTOMERS OR SLOW COMMERCIAL ACCEPTANCE OF OUR IP NETWORK PRODUCTS.

     Inter-Tel's IP telephony and network products may be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service that could harm our operations and revenues. In addition, we may lose customers if inappropriate use of the Internet or other IP networks by third parties jeopardize the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network. In addition, user concerns about privacy and security may cause IP networks in general to grow more slowly, and impair market acceptance of our IP network products in particular, until more comprehensive security technologies are developed.

WE HAVE MANY COMPETITORS AND EXPECT NEW COMPETITORS TO ENTER OUR MARKET, WHICH COULD INCREASE PRICE COMPETITION AND SPENDING ON RESEARCH AND DEVELOPMENT AND WHICH MAY IMPAIR OUR ABILITY TO COMPETE SUCCESSFULLY.

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

     * PABX and core systems providers such as Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Mitel, NEC, Nortel, Panasonic, Siemens, and Toshiba;
     * large data routing and convergence companies such as 3Com and Cisco Systems;
     * voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, Captaris (formerly
          AVT) and Lucent;
     * long distance services providers such as AT&T, MCI WorldCom, Qwest and Sprint;
     *    large  computer and software  corporations  such as IBM and Microsoft;
          and
     * regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

     These and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements, which could increase our competitors' ability to address customer needs with their product and service offerings.

     Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

     *    develop and expand their product and service offerings more quickly;
     * adapt to new or emerging technologies and changing customer needs faster;
     *    take advantage of acquisitions and other opportunities more readily;
     *    negotiate more favorable licensing agreements with vendors;
     *    devote greater  resources to the marketing and sale of their products;
          and
     *    address customers' service-related issues more adequately.

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition that could cause our business to suffer.

OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS FOR KEY COMPONENTS AND OUR INCREASING DEPENDENCE ON CONTRACT MANUFACTURERS COULD IMPAIR OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES IN A TIMELY AND COST-EFFECTIVE MANNER.

     We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products through third-party subcontractors located in the United States, the People's Republic of China, the United Kingdom and Mexico. The Encore system is manufactured by an OEM partner in the United Kingdom. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the AXXESS and ECLIPSE2 systems, as well as substantially all of the Executone computer-telephony products. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. We cannot assure that we will not experience similar delays in the future.

     Our reliance on third party manufacturers and OEM partners involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Our business may be harmed by any delay in delivery or any shortage of supply of components or finished goods from a supplier. Our business may also be harmed if we are unable to develop alternative or additional supply sources as necessary. To date, we have been able to obtain supplies of components and products in a timely manner even though we do not have long-term supply contracts with any of our contract manufacturers. However, we cannot assure you that we will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing or delivery terms in the future.

WE DERIVE A SUBSTANTIAL PORTION OF OUR NET SALES FROM OUR DEALER NETWORK AND IF THESE DEALERS DO NOT EFFECTIVELY PROMOTE AND SELL OUR PRODUCTS, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

     We derive a substantial portion of our net sales through our network of independent dealers. We face intense competition from other telephone, voice processing, and voice and data router system manufacturers for these dealers' business, as most of our dealers carry products that compete with our products. Our dealers may choose to promote the products of our competitors to our detriment. The loss of any significant dealer or group of dealers, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.

EXPANDING OUR INTERNATIONAL SALES EFFORTS MAY EXPOSE US TO ADDITIONAL BUSINESS RISKS, WHICH MAY RESULT IN REDUCED SALES OR PROFITABILITY IN OUR INTERNATIONAL MARKETS.

     We are in the process of attempting to expand our international dealer network both in the countries in which we already have a presence and in new countries and regions. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting our intellectual property, fluctuations in currency exchange rates, difficulty in collecting receivables, difficulty in staffing and managing foreign operations, and political and economic instability. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all. Any of these risks could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country. In addition, the costs associated with developing an international dealer network may not be offset by increased sales in the short term, if at all.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. For example, our inability to retain key executives of Executone following our Executone acquisition impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. Moreover, our operating results will be impaired if we lose a substantial number of key Convergent and McLeod employees. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

WE MAY BE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY, WHICH MAY HARM OUR BUSINESS.

     The ability to operate our business in a rapidly evolving market requires an effective planning and management process. The growth in our business has placed, and is expected to continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage any future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired which could harm our business.

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES HAS LENGTHENED OUR SALES CYCLES, WHICH MAY RESULT IN SIGNIFICANT SALES AND MARKETING EXPENSES.

     In the past few years, we introduced the AXXESS and ECLIPSE2 ATM business communications system and networking software, which are typically sold to larger customers at a higher average selling price and often represent a significant communications infrastructure capital expenditure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

OUR OPERATING RESULTS HAVE HISTORICALLY DEPENDED ON A NUMBER OF FACTORS, AND THESE FACTORS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE IN THE FUTURE.

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

     In addition, we have historically operated with a relatively small backlog, with sales and operating results in any quarter depending principally on orders booked and shipped in that quarter. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter.
Market demand for investment in capital equipment such as business communications systems and associated call processing and voice processing software applications depends largely on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. We cannot assure you that historical trends for small backlog will continue in the future.

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. Also, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales, which typically have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales. As a result, gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales. In addition, we experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter and the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in sales and operating results on a quarterly basis.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, IMPAIRING YOUR ABILITY TO SELL YOUR SHARES AT OR ABOVE PURCHASE PRICE.

     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

     *    announcements of developments relating to our business;
     *    fluctuations in our operating results;
     * shortfalls in revenue or earnings relative to securities analysts' expectations;
     *    announcements  of   technological   innovations  or  new  products  or
          enhancements by us or our competitors;
     *    announcements  of  acquisitions  or  planned   acquisitions  of  other
          companies or businesses;
     * investors' reactions to acquisition announcements or our forecasts of future results;
     *    general conditions in the telecommunications industry;
     *    the market for Internet-related products and services;
     *    changes in the national or worldwide economy;
     * changes in legislation or regulation affecting the telecommunications industry;
     *    an outbreak of hostilities or terrorist acts;
     * developments relating to our and third party intellectual property rights; and
     *    changes in our relationships with our customers and suppliers.

     In addition, stock prices of technology companies in general, and for voice and data communications companies of technology stocks in particular, have experienced extreme price fluctuations in recent years which have often been unrelated to the operating performance of affected companies. We cannot assure you that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

OUR CHAIRMAN OF THE BOARD OF DIRECTORS,  CEO AND PRESIDENT CONTROLS 21.7% OF OUR
COMMON  STOCK  AND  IS  ABLE  TO  SIGNIFICANTLY   INFLUENCE   MATTERS  REQUIRING
SHAREHOLDER APPROVAL.

     As of March 1, 2002, Steven G. Mihaylo, Inter-Tel's Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 21.7% of the outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

RISKS RELATED TO OUR INDUSTRY

THE EMERGING MARKET FOR IP NETWORK TELEPHONY IS SUBJECT TO MARKET RISKS AND UNCERTAINTIES THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSES.

     The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that packet-switched voice networks will become widespread. Even if packet-switched voice networks become widespread in the future, we cannot assure you that our products, including the Inter-Tel InterPrise product line and IP telephony features of the AXXESS and ECLIPSE2 systems, will successfully compete against other market players and attain broad market acceptance. Inter-Tel sold 83% of Inter-Tel.NET, an IP telephony provider, to Comm-Services in July 2001, and our remaining

17% investment was subsequently converted to approximately 10% interest in Vianet Technologies, Inc. via a merger between Comm-Services and Vianet. Accordingly, Inter-Tel continues to maintain an investment of 10% in
Inter-Tel.NET through Vianet. Accordingly, our financial condition will be adversely affected if the Inter-Tel.NET/Vianet business is unsuccessful.

     Moreover, the adoption of packet-switched voice networks generally requires the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. If the market for IP network voice communications fails to develop or develops more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns; equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; poor voice quality over IP networks as compared to circuit-switched networks; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and facsimile communications over the Internet and other data networks, and the delivery of other value-added services, is still in the early stages of development.

GOVERNMENT REGULATION OF THIRD PARTY LONG DISTANCE AND NETWORK SERVICE ENTITIES ON WHICH WE RELY MAY HARM OUR BUSINESS.

     Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide network services to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure that the increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which we have minimum use requirements and/or costs. The market for long distance services is experiencing, and is expected to continue to experience significant price competition, and this may cause a decrease in end-user rates. We cannot assure you that we will meet minimum use commitments, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable long distance and network services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling or unable to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own long distance and network services will be harmed. Carriers that provide telecommunications services to us may also experience financial difficulties, up to and including bankruptcies, which could harm our ability to offer telecommunications services.

CONSOLIDATION WITHIN THE TELECOMMUNICATIONS INDUSTRY COULD INCREASE COMPETITION AND REDUCE OUR CUSTOMER BASE.

     During the past year, there has been a trend in the telecommunications industry towards consolidation and we expect this trend to continue as the industry evolves. As a result of this consolidation trend, new stronger companies may emerge that have improved financial resources, enhanced research and development capabilities and a larger and more diverse customer base. The changes within the telecommunications industry may adversely affect our business, operating results and financial condition.

REDUCTIONS IN SPENDING ON ENTERPRISE COMMUNICATIONS EQUIPMENT MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     The overall economic slowdown has had a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs and bolster their revenues. The market for enterprise communications equipment may continue to grow at a modest rate and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding Inter-Tel's directors and executive officers as of March 8, 2002.

Name                       Age                Position
----                       ---                --------

Steven G. Mihaylo          58                 Chairman of the Board of
                                              Directors, Chief Executive Officer
                                              and President
Norman Stout               44                 Executive Vice President/Chief
                                              Administrative Officer
Craig W. Rauchle           46                 Executive Vice President/Chief
                                              Operating Officer
Jeffrey T. Ford            40                 Senior Vice President/Chief
                                              Technology Officer
Kurt R. Kneip              39                 Chief Financial Officer,
                                              Vice President and Secretary
J. Robert Anderson         65                 Director
Jerry W. Chapman           61                 Director
Gary Edens                 60                 Director
C. Roland Haden            61                 Director

     MR. MIHAYLO, the founder of Inter-Tel, has served as Chairman of the Board of Directors of Inter-Tel since September 1983, as President since May 1998 and as Chief Executive Officer since Inter-Tel's formation in July 1969. Mr. Mihaylo served as President of Inter-Tel from 1969 to 1983 and from 1984 to December 1994, and as Chairman of the Board of Directors from July 1969 to October 1982.

     MR. STOUT was elected Executive Vice President, Chief Administrative Officer and President of Inter-Tel Software and Services in June 1998. From October 1994 to June 1998, he served as one of our directors. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout was previously President of Superlite Block, a subsidiary of Oldcastle Architectural Products and a manufacturer of concrete products, since February 1993. Prior thereto he was employed by Boorhem-Fields, Inc. of Dallas, Texas, a manufacturer of crushed stone, as Chief Executive Officer from 1990 to 1993 and as Chief Financial Officer from 1986 to 1990. Prior to that, Mr. Stout was a Certified Public Accountant with Coopers & Lybrand. Mr. Stout holds a Bachelor of Science degree in Accounting from Texas A&M and an MBA from the University of Texas.

     MR. RAUCHLE was elected Chief Operating Officer in August 2001 and has been our Executive Vice President since December 1994. He had been our Senior Vice President and continues as President of Inter-Tel Technologies, Inc., our wholly owned sales subsidiary. In addition, he currently is responsible for our corporate strategic planning and mergers and acquisitions. Mr. Rauchle joined Inter-Tel in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc. Mr. Rauchle holds a Bachelor of Arts degree in Communications from the University of Denver.

     MR. FORD was elected Senior Vice President in May 1998 and has served as our Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. ("IIS") in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering of Inter-Tel Integrated Systems from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a Bachelor of Science degree in
Computer Systems Engineering from Arizona State University and an SEP certificate from the Stanford Graduate School of Business.

     MR. KNEIP has served as our Vice President and Chief Financial Officer since September 1993. He was elected Secretary and Treasurer in October 1994. In May 1996 he was elected Assistant Treasurer, as John Abbott was elected Treasurer. He joined Inter-Tel in May 1992 as Director of Corporate Tax, after seven years with the accounting firms of Ernst & Young and KPMG Peat Marwick. Mr. Kneip is a Certified Public Accountant, and holds a Bachelor of Science degree in Commercial Economics from South Dakota State University and a Masters Degree in Professional Accountancy from the University of South Dakota.

     MR. ANDERSON has served as one of our directors since February 1997. Mr. Anderson held various positions at Ford Motor Company from 1963 to 1983, serving as President of the Ford Motor Land Development Corporation from 1978 to 1983. He served as Senior Vice President, Chief Financial Officer and a member of the Board of Directors of The Firestone Tire and Rubber Company from 1983 to 1989, and as Vice Chairman of Bridgestone/Firestone, Inc. from 1989 through 1991. He most recently served as Vice Chairman, Chief Financial Officer and a member of the Board of Directors of the Grumman Corporation from 1991 to 1994. Mr. Anderson is currently semi-retired, and he is an active leader in various business, civic and philanthropic organizations.

     MR. CHAPMAN was elected as one of our directors in December 1999 and previously served as one of our directors in the late 1980's and early 1990's. He served with a local CPA firm from 1963 through 1969, at which time he joined Ernst & Young (then Ernst & Ernst). He became a partner of Ernst & Young in 1977 and, until retiring from the firm in 1989, served as engagement partner on a wide variety of audit, assurance and consulting engagements. Additionally, he managed Ernst & Young's practices in Arizona as well as certain offices in the adjoining southwest states from 1980 through 1989. He then operated his own consulting firm through 1992 and joined Arthur Andersen in 1993 as a partner specializing in providing business consulting services. He retired from Arthur Andersen in 1999 and currently provides services for a small number of clients requiring strategic and market-driven services.

     MR. EDENS has served as one of our directors since October 1994. He was a broadcasting media executive from 1970 to 1994, serving as Chairman and Chief Executive Officer of Edens Broadcasting, Inc. from 1984 to 1994, when that corporation's nine radio stations were sold. He is currently President of The Hanover Companies, Inc., an investment firm. He is an active leader in various business, civic and philanthropic organizations.

     DR. HADEN has served as one of our directors since 1983. Dr. Haden has been Vice Chancellor and Dean of Engineering of Texas A&M University since 1993. Previously, he was Vice Chancellor of Louisiana State University, Dean of the College of Engineering and Applied Sciences at Arizona State University, and Vice President for Academic Affairs at Arizona State University. He earlier served as department head at the University of Oklahoma. Dr. Haden has served on a number of corporate boards, such as Square D Company and E-Systems, Inc., both then Fortune 500 companies. His Ph.D. is in Electrical Engineering from the University of Texas.

     The Audit Committee of our Board of Directors consisted of Messrs. Chapman, Anderson and Haden, through December 31, 2001. Pursuant to the Audit Committee charter, the Audit Committee reviews, acts and reports to our Board of Directors on various auditing and accounting matters, including the appointment of our independent accountants, the scope of our annual audits, fees to be paid to our independent accountants, the performance of our independent accountants and our accounting and financial management practices. A report of the Audit Committee is set forth below. The Audit Committee met five times during the last fiscal year. All of the members of our Audit Committee are "independent" members in accordance with the National Association of Securities Dealers.

     The Compensation Committee consisted of Messrs. Anderson and Edens through December 31, 2001. The Compensation Committee reviews employee compensation and makes recommendations thereon to our Board of Directors and administers our Stock Incentive Plans. The Compensation Committee also determines, upon review of relevant information, the employees to whom options shall be granted. The Compensation Committee met two times during the last fiscal year.

ITEM 2. PROPERTIES

     We recently relocated our corporate headquarters to a 22,600 square foot building located in Tempe, Arizona pursuant to a lease that expires in December 2003, and consolidated our two distribution centers from the existing Chandler, Arizona and Poway, California locations to a 68,000 square foot building also in Tempe, Arizona pursuant to a lease that expires in March 2006. The principal product development and support operations remain in a 96,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in May 2008. We also own a 70,000 square foot facility located in Reno, Nevada that houses credit and lease finance facilities, business development center and sales office. We also lease sales and support offices in a total of 52 locations in the United States, including approximately 147,000 square feet of office space in Milford, Connecticut pursuant to the Executone acquisition (a portion of which has been subleased), and two locations overseas. Our aggregate monthly payments under these leases were approximately $563,000 at December 31, 2001. We believe that our facilities will be adequate to meet our current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect upon our business, financial condition or results of operations and will not disrupt our normal operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Inter-Tel Common Stock is traded over-the-counter (Nasdaq symbol: INTL) and since February 1983 has been included in the Nasdaq National Market System. As of March 8, 2002 there were of record approximately 1,684 shareholders of our Common Stock. The following table sets forth high and low sales prices reported by Nasdaq for each quarter in the last two years.

          A dividend of $.01 per share of Common Stock has been paid to shareholders of record for each quarter since December 31, 1997. In October 2001, the Board of Directors declared an increase to the quarterly cash dividend to $.02 per share of Common Stock, effective December 31, 2001. The continuation of this dividend policy will depend on our earnings, capital requirements for growth, financial conditions and other factors.

2001                  HIGH      LOW        2000               HIGH        LOW
----                  ----      ---        ----               ----        ---
First Quarter         13.125    6.8125     First Quarter      46.375      21.50
Second Quarter        14.74     7.75       Second Quarter     28.00       12.875
Third Quarter         16.95     9.90       Third Quarter      16 3125     11.00
Fourth Quarter        20.90     11.21      Fourth Quarter     13.25       6.1875

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL SUMMARY

(In thousands, except
per share amounts and ratios)                                  For the years ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                             2001             2000            1999          1998             1997
                                          ---------        ---------        ---------     ---------        ---------
Net Sales                                 $ 385,655        $ 402,723        $ 314,221     $ 274,504        $ 223,569
Cost of sales                               211,161          243,685(2)       159,463       140,946          122,363
Research and development                     17,556           19,489           14,798        11,373            7,998
Selling, general and
  Administrative                            131,157          127,468           98,430        86,554           69,942
Write-off in-process research
  and development                                --            5,433(2)            --        22,755(3)            --
Other charges                                 5,357(1)        45,245(2)            --            --               --
                                          ---------        ---------        ---------     ---------        ---------
Operating (loss) income                      20,424(1)       (38,597)(2)       41,530        12,876(3)        23,266
                                          ---------        ---------        ---------     ---------        ---------
Equity share of Cirilium losses                  --           (5,938)              --            --               --
Write-off of Cirilium investment                 --           (2,045)              --            --               --
Interest and other income                     1,081            1,474            2,391         2,913            1,556
Gain (loss) on foreign translation
  adjustments                                  (337)            (421)             (46)          105             (173)
Interest expense                               (468)            (213)            (110)          (60)             (47)
                                          ---------        ---------        ---------     ---------        ---------
(Loss) income before taxes                   20,700(1)       (45,740)(2)       43,765        15,834(3)        24,602
Income taxes                                  7,659          (16,817)          16,619         6,790            9,920
                                          ---------        ---------        ---------     ---------        ---------

Net (loss) income                            13,041(1)       (28,923)(2)    $  27,146     $   9,044(3)     $  14,682
                                          ---------        ---------        ---------     ---------        ---------
Net (loss) income per share
  Basic                                   $    0.53(1)     $   (1.10)(2)    $    1.05     $    0.34(3)     $    0.59
  Diluted                                 $    0.52(1)     $   (1.10)(2)    $    1.01     $    0.32(3)     $    0.57
                                          ---------        ---------        ---------     ---------        ---------
Weighted average basic
  common shares                              24,488           26,273           25,949        26,602           24,836
Weighted average diluted
  common shares                              25,240           26,273           27,004        27,846           25,983
                                          ---------        ---------        ---------     ---------        ---------
BALANCE SHEET DATA
Total assets                              $ 227,462        $ 243,126        $ 247,517     $ 197,030        $ 194,988
Working capital                              93,156           86,008           60,799        96,317          123,814
Shareholders' equity                        126,837          136,436          168,121       142,686          145,505
                                          ---------        ---------        ---------     ---------        ---------
KEY RATIOS
Current ratio                                  2.41             2.05             1.93          3.17             4.69
Dividends declared per share              $    0.05        $    0.04        $    0.04     $    0.04        $    0.01
Return on equity-continuing
  Operations                                    9.6%           (17.2)%           19.0%          6.2%            15.5%
Return on equity-excluding
  Charges                                      12.0%(1)          7.8%(2)         19.0%         15.6%(3)         15.5%
                                          ---------        ---------        ---------     ---------        ---------

(1) 2001 operating income includes a pre-tax charge of $5.4 million, which reduced net income by $3.4 million, or $0.13 per share after tax. This pre-tax charge reflects the write-down of our investment in Inter-Tel.NET to net realizable value.
(2) 2000 operating income includes pre-tax charges of $66.8 million, which reduced net income by $42.0 million, or $1.60 per share after tax. These pre-tax charges reflect the write-off of the Executone acquisition of $50.9 million ($7.6 million of which is included in cost of sales) in the second quarter, the write-off of IPRD in connection with the Executone purchase of $5.4 million during the first quarter, the write-down to net realizable value of Inter-Tel.NET assets of $2.0 million during the second quarter, the equity share of Cirilium's losses of $5.9 million for the year, and write-off of our investment in Cirilium of $2.6 million (including reserve adjustments) during the third quarter. Without these charges, we would have reported net income of $13.1 million ($0.50 per diluted share) for the year ended December 31, 2000.
(3) 1998 operating income includes a special pre-tax charge of $22.8 million, which reduced net income by $13.7 million or $.49 per diluted share after tax. This charge reflects the write-off of in-process research and development in connection with the purchase of certain assets and liabilities of Telecom Multimedia Systems, Inc. ("TMSI"). Without this write-off, we would have reported net income of $22.7 million ($.82 per diluted share) for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS 10-K.

GENERAL

     Inter-Tel, incorporated in 1969, is a single point of contact, full service provider of business communications systems, voice mail systems and networking applications. We market and sell voice processing and unified messaging software, call accounting software, Internet Protocol (IP) telephony software, computer-telephone integration (CTI) applications, long distance calling services, and other communications services. Our products and services include the AXXESS by Inter-Tel and ECLIPSE(2) by Inter-Tel business communication systems, with integrated voice processing and unified messaging systems, IP telephony voice and data routers, and ClearConnect Talk-to-Agent e-commerce software. We also provide maintenance, leasing and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market System under the symbol "INTL."

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of December 31, 2001, we had 49 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the UK and parts of Europe. In January 2002, we acquired selected assets and assumed certain selected liabilities of McLeod USA, Inc. (McLeod). As a result, we added 5 new direct sales offices and added personnel to 3 other existing offices. We integrated several of these offices into existing sales offices during 2002.

     Sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance and network services typically generate lower gross margins than sales of software and system products. Accordingly, our margins may vary from period to period depending upon distribution channel and product mix. In the event that sales through dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.

     Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter have been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively.

The markets served by us have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new products and applications. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our AXXESS and ECLIPSE(2) systems, including adding new applications, incorporating IP convergence applications and IP telephones, developing Unified Messaging Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. Over the last several years, our research and development efforts have also focused on the development of the ClearConnect SoftPhone and the related ClearConnect Talk-to-Agent Web communications software. Inter-Tel's current efforts are focused on developing and enhancing the IP telephony products and applications for our AXXESS and ECLIPSE(2) systems, increasing single-site node capacity using an Asynchronous Transfer Mode backbone using version 6.0 AXXESS AND ECLIPSE2 SOFTWARE, enhancing our Unified Messaging Software, developing a speech-recognition and text-to-speech enabled unified communications product, developing an advanced IVR and CT application development tool, enhancing the IP digital telephones, and enhancing Inter-Tel's server-based PBX offering.

     We offer to our customers a package of lease financing and other services under the name Total Solution (formerly, Totalease). Total Solution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions.

     Net sales decreased 4.2% in 2001 compared to 2000. Net sales in 2000 and 1999 increased substantially by 28.2%, and 14.5%, respectively, over the preceding years.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                      Year Ended December 31
                                                  -----------------------------
                                                   2001        2000        1999
                                                  -----       -----       -----
Net sales                                         100.0%      100.0%      100.0%
Cost of sales                                      54.8        60.5        50.7
                                                  -----       -----       -----
Gross margin                                       45.2        39.5        49.3
Research and development                            4.6         4.8         4.7
Selling, general and administrative                34.0        31.7        31.3
Other charges                                       1.4        12.6          --
                                                  -----       -----       -----
Operating income (loss)                             5.3        (9.6)       13.2
Equity share of Cirilium's net losses                --        (1.5)         --
Write-off of Cirilium investment                     --        (0.5)         --
Interest and other income                           0.3         0.4         0.7
Loss on foreign translation adjustments            (0.1)       (0.1)         --
Interest expense                                   (0.1)       (0.1)        0.0
Income taxes (benefit)                              2.0        (4.2)        5.3
                                                  -----       -----       -----
Net income (loss)                                   3.4%       (7.2)%       8.6%
                                                  -----       -----       -----

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

     NET SALES. Net sales decreased 4.2% to $385.7 million in 2001 from $402.7 million in 2000, representing a decrease of $17.1 million. Sales from Inter-Tel.NET (in which Inter-Tel sold 83% in July 2001), accounted for $8.8 million of the decrease. Sales from our direct sales offices, including government and national accounts, and from wholesale distribution accounted for $9.4 million of the decrease. Sales from NetSolutions accounted for $1.0 million of the decrease from 2000 to 2001. Net sales from lease financing increased to $19.8 million in 2001 from $16.2 million in 2000. International revenues decreased approximately $300,000 from 2000 to 2001.

     Since July 24, 2001, the date of the sale of 83% of Inter-Tel.NET, we have used the investment method of accounting for our remaining investment in Inter-Tel.NET/Comm-Services. Accordingly, we have not recorded revenues or expenses of Inter-Tel.NET since the date of sale. Excluding sales from Inter-Tel.NET, net sales for 2001 decreased 2.2% to $371.7 million, compared to $379.9 million in 2000. Inter-Tel.NET generated net sales of $14.0 million in 2001 compared to $22.8 million in 2000. The reduction in sales attributable to Inter-Tel.NET was due primarily to our sale of 83% of Inter-Tel.NET on July 24, 2001. Accordingly, less than seven months of activity from Inter-Tel.NET was reflected in the 2001 results as compared to the full year results of Inter-Tel.NET reported in 2000.

     The 2001 decrease in net sales was also attributable to delayed customer buying decisions in 2001 related to a deterioration in macroeconomic conditions. Inter-Tel recognized lower revenues due to lower sales volumes of systems collectively through the direct sales offices, government and national accounts group, dealer channel and foreign operations, offset partially by sales increases in our lease finance operations. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions that were offered to customers to generate sales resulted in lower revenues. Please refer to Note N of Notes to Consolidated Financial Statements for additional segment reporting information.

     GROSS PROFIT. Gross profit increased 9.7% to $174.5 million, or 45.2% of net sales in 2001, from $159.0 million, or 39.5% of net sales in 2000. Excluding the Executone restructuring charge, gross profit increased 4.7% compared to
166.7 million, or 41.4% of net sales in 2000. This increase in gross profit was primarily a result of lower sales from Inter-Tel.NET, which experienced negative gross margins, an increase in sales, as a percentage of consolidated net sales, through our direct sales channel compared to our dealer network, reduced product costs and higher relative recurring revenues. Gross profit also increased as a percentage of net sales, due in large part to items noted above. These increases were offset by greater competitive pricing pressures in 2001 and by pricing discounts on telephone system sales.

     Excluding the operations of Inter-Tel.NET, gross profit for 2001 increased 1.4% to $180.4 million, or 48.5% of net sales, compared to $177.9 million, or 46.8% of net sales, in 2000. Inter-Tel.NET generated negative gross profit of $5.9 million in 2001 compared to negative $11.2 million in 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $17.6 million, or 4.6% of net sales in 2001, from $19.5 million, or 4.8% of net sales in 2000. The decline is attributable in large part to the closure of the Executone research and development operations in Milford, Connecticut in July 2000. Accordingly, our 2001 costs did not reflect the Executone expenses, compared to seven months of activity in 2000. In 2001, research and development expenses were directed principally toward the continued development of the digital AXXESS and Eclipse2 software and systems (including version 6.0), unified messaging and voice processing software, InterPrise IP router solutions, Talk-to-Agent web e-commerce solutions, speech recognition and text-to-speech applications, and certain CTI and IVR applications. We expect that research and development expenses will increase in absolute dollars as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $131.2 million, or 34.0% of net sales in 2001, from $127.5 million, or 31.7% of net sales in 2000. The increase in these expenses reflected an increase in costs associated with sales through our direct office channels compared to our dealer network, increased reserves for accounts receivable, and an increase in costs of maintaining additional facilities, including our new facilities in the Phoenix metro area and the Convergent offices acquired in January 2001. We expect that selling, general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net sales.

     Excluding the operations of Inter-Tel.NET, selling, general and administrative expenses increased to $128.7 million, or 34.6% of net sales for 2001, compared to $121.0 million, or 31.8% of net sales in 2000. Excluding charges, Inter-Tel.NET incurred selling, general and administrative expenses of $2.5 million in 2001 compared to $5.9 million in 2000.

     OTHER CHARGES. In connection with the sale of its interest in Inter-Tel.NET in July 2001, the Company recorded a pre-tax charge or $5.4 million during 2001, which reduced net income by $3.4 million, or $0.13 per share after-tax. This charge was associated with the impairment of our investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest in the net assets of Inter-Tel.NET.

     We reported pre-tax charges of $66.8 million during 2000, which reduced net income by $42.0 million, or $1.60 per share after tax. These pre-tax charges reflected the write-off of the Executone acquisition of $50.9 million in the second quarter, the write-off of in process research and development in connection with the Executone purchase of $5.4 million during the first quarter, the write-down to net realizable value of Inter-Tel.NET assets of $2.0 million during the second quarter, the equity share of Cirilium's losses of $5.9 million for the year, and write-off of Inter-Tel's investment in Cirilium of $2.6 million (including reserve adjustments) during the third quarter. Without these charges, we would have reported net income of $24.2 million ($0.90 per diluted share) for the year ended December 31, 2000. Refer to "Restructuring Charges" below for additional information.

     CHARGES AND WRITE-OFF OF IN PROCESS RESEARCH AND DEVELOPMENT. We reported a pre-tax charge of $5.4 million during 2001, which reduced net income by $3.4 million, or $0.13 per share after tax. This pre-tax charge reflected the sale of 83% of our interest in Inter-Tel.NET and the write-down of our investment in Inter-Tel.NET to anticipated net realizable value. Without this charges, we would have reported net income of $16.4 million ($0.65 per diluted share) for the year ended December 31, 2001.

     INTEREST AND OTHER INCOME. Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Interest and other income decreased $393,000 in 2001 compared to the same period in 2000 principally as a result of lower levels of cash available for investment. During 2001, the Company recognized foreign exchange rate losses of $337,000 compared to losses of $421,000 in 2000. Interest expense was $468,000 in 2001 compared to $213,000 in 2000, primarily attributable to debt from assets financed for Inter-Tel.NET operations. This debt was transferred upon the sale of 83% of Inter-Tel.NET in July 2001.

     INCOME TAXES. The 2001 income tax rate increased to 37.0% compared to 36.8% for 2000. The rate was lower in 2000 because we received no tax benefits for a component of the Cirilium losses that were capital losses during 2000 (lower tax benefits were received to apply to 2000 net losses). In 2002, we anticipate an effective tax rate comparable to or slightly higher than 2001.

     NET INCOME. Including the charge recorded in 2001, net income increased to $13.0 million, or $.52 per diluted share, in 2001 compared to net loss of $28.9 million, or a net loss of $1.10 per diluted share, in 2000 reflecting the charges noted above associated with the Executone, Cirilium and Inter-Tel.NET operations. Excluding the charges, net income would have been $16.4 million, or $.65 per diluted share, in 2001.

     Excluding the charges, all Cirilium losses and operations of Inter-Tel.NET, the Company reported net income of $21.8 million, or $0.86 per diluted share, in 2001, compared to net income of $24.2 million, or $0.90 per diluted share, in 2000.

YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

     NET SALES. Net sales increased 28.2% to $402.7 million in 2000 from $314.2 million in 1999, representing an increase of $88.5 million. Sales from our direct sales offices, including government and national account, and from wholesale distribution accounted for $61.5 million of the increase and the network services group accounted for $21.2 million of the increase. In addition, sales from Inter-Tel.NET increased to $22.8 million in 2000 from $2.8 million in 1999.

     GROSS PROFIT. Gross profit including the Executone restructuring charge increased 2.8% to $159.0 million, or 39.5% of net sales in 2000 from $154.8 million, or 49.3% of net sales, in 1999. Excluding the Executone restructuring charge, gross profit increased 7.7% to 166.7 million, or 41.4% of net sales in 2000. This increase in gross profit was primarily a result of the large increase in consolidated sales. However, gross profit decreased as a percentage of net sales, due in large part to increases in sales of IP and long distance services, which have lower gross margins than sales of our digital systems and software. In addition, we experienced a lower proportion of sales through our direct sales offices compared to our dealer network, and were impacted by pricing discounts on telephone system sales.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $19.5 million, or 4.8% of net sales in 2000 from $14.8 million, or 4.7% of net sales, in 1999. The increase was attributable in large part to the purchase of Executone and related research and development operations in Milford, Connecticut in January 2000. Accordingly, our 2000 costs included seven months of Executone activity, compared to none in 1999. In 2000, these expenses were directed principally toward the continued development of the AXXESS and Eclipse2 business communication systems, unified messaging and voice processing software, InterPrise IP router solutions, ClearConnect solutions and certain CTI applications.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $127.5 million, or 31.7% of net sales, in 2000 from $98.4 million, or 31.3% of net sales, in 1999. The increase reflected increased costs from continued development of the Inter-Tel.net network and related expenses, increased reserves for accounts receivable, additional personnel to support the direct dealer network, and selling, incentive, training and other compensation costs at our direct sales office operations.

     OTHER CHARGES AND IPRD WRITE-OFF. We reported pre-tax charges of $66.8 million during 2000, which reduced net income by $42.0 million, or $1.60 per share after tax. These pre-tax charges reflected the write-off of the Executone acquisition of $50.9 million in the second quarter, the write-off of IPRD in connection with the Executone purchase of $5.4 million during the first quarter, the write-down to net realizable value of Inter-Tel.NET assets of $2.0 million during the second quarter, the equity share of Cirilium's losses of $5.9 million for the year, and write-off of our investment in Cirilium of $2.6 million (including reserve adjustments) during the third quarter. Without these charges, we would have reported net income of $13.1 million ($0.50 per diluted share) for the year ended December 31, 2001. Refer to "Restructuring Charges" below for additional information.

     INTEREST AND OTHER INCOME. Other income in both periods consisted primarily of interest income and foreign exchange rate gains and losses. Other income decreased approximately $1.3 million in 2000 principally as a result of lower levels of cash available for investment.

     INCOME TAXES. The 2000 income tax rate decreased to 36.8% compared to 38.0% for 1999. We received no tax benefit for a component of the Cirilium losses during 2000 that were capital losses.

     NET INCOME. Including the charges recorded in 2000, net income decreased to a loss of $28.9 million, or a loss of $1.10 per diluted share, in 2000 compared to net income of $27.1 million, or $1.01 per diluted share, in 1999. Excluding the charges, net income would have been $13.1 million, or $.50 per diluted share, in 2000.

INFLATION/CURRENCY FLUCTUATION

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or is expected to be moved to alternative sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and other parts of Asia could result in higher international sales as a percentage of total revenues; however, international revenues are currently not significant.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, cash and equivalents totaled $61.8 million, which represented an increase of approximately $34.7 million from December 31, 2000. We maintain a $25 million unsecured, revolving line of credit with BankOne Arizona, NA, that is available through June 1, 2002. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. During the year ended December 31, 2001, approximately $28.9 million of available cash was used to repurchase our common stock and an additional $6.8 million of available cash was used to fund acquisitions. During the prior year ended December 31, 2000, we used approximately $6.7 million to repurchase shares of our Common Stock and an additional $2.9 million of available cash in acquisitions and joint ventures. Also during 2000, we expended approximately $11.0 million in the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. The remaining cash balances may be used for acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $75.0 million for the year ended December 31, 2001, compared to $17.3 million for the same period in 2000. Cash provided by operating activities in 2001 primarily resulted from income from operations after considering the non-cash portion of restructuring charges and the non-cash depreciation and amortization expenses. Cash generated by the change in operating assets and liabilities in 2001 was $16.1 million, compared to cash used by the change in operating assets and liabilities of $29.0 million in 2000. At December 31, 2001, we achieved lower accounts receivable, inventory, prepaid expenses and other current assets than at December 31, 2000, which was primarily a result of close management of receivables and inventory and working down elevated levels of working capital assets acquired in the Executone acquisition. In addition, accounts payable at December 31, 2001 were lower than prior year end consistent with the lower inventory levels achieved. We expect to expand sales through our direct sales office and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable and inventories.

     Net cash used in investing activities, primarily in the form of acquisitions and capital expenditures totaled $14.6 million and $5.9 million for the years ended December 31, 2001 and 2000, respectively. Cash used in acquisitions and investments in joint ventures totaled approximately $6.8 million in 2001 compared to $2.9 million in 2000. Capital expenditures totaled approximately $8.0 million for 2001 compared to $9.6 million in 2000. Net cash used in investing activities in 2000 were partially offset by cash received of $6.6 million from the disposition of the manufacturing operations of Executone. We anticipate additional capital expenditures during 2002, principally relating to expenditures for equipment and management information systems used in operations, facilities expansion and acquisition activities.

     Net cash used in financing activities totaled $25.7 million during 2001 compared to $3.5 million in 2000. We expended approximately $28.9 million and $6.7 million for stock repurchases during 2001 and 2000, respectively, funded by existing cash balances during each period. We issued long term debt, net of repayments, of $1.8 million in 2001 and $1.0 million in 2000 primarily in the form of long term capital leases to support capital additions to Inter-Tel.net prior to our divestiture of our majority ownership in July, 2001. During 2001, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a reduction to retained earnings. Net cash used for cash dividends totaled $1.0 million in 2001 and $1.1 million during 2000, which was offset in each period by cash provided by the exercise of stock options and stock issuances pursuant to our Employee Stock Purchase Plan.

     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental income streams under the leases. Resold lease rentals totaling $202.7 and $198.4 million remain unbilled at December 31, 2001 and December 31, 2000, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although we to date have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realizes losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

     Inter-Tel received a gross cash award of $20 million in February 2002 in settlement of a binding arbitration claim. Income taxes, attorney's fees, expert witness costs, arbitration costs and additional costs and expenses, including $1.3 million in bonus payments to employees who assisted in the litigation and arbitration, totaled approximately $10.7 million in 2002. Accordingly, net proceeds from this arbitration totaled approximately $9.3 million. This transaction concluded in 2002; therefore no cash proceeds were included in the 2001 financial statements.

     We believe that our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the next twelve months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements:

     REVENUE RECOGNITION. We recognize revenue pursuant to Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Revenue derived from sales of systems and services to end-user customers is recognized upon installation of the systems and performance of the services, respectively. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided.

     For shipments to dealers and other distributors, our revenues are recorded as products are shipped and services are rendered, because the sales process is complete. These shipments are primarily to third-party dealers and distributors and title passes when goods are shipped (free-on-board shipping point).. Long distance services revenues are recognized as service is provided.

     SALES-LEASES. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. The costs of systems installed under these sales-leases, net of residual values at the end of the lease periods, are recorded as costs of sales. Gains or losses resulting from the sale of rental income from such leases are recorded as net sales. We maintain reserves against potential recourse following the resales based upon loss experience and past due accounts. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represent reserves against the entire lease portfolio or allowance for collectibility from customers. These reserves are either netted in the current and long-term components of "Net investments in Sales-Leases" on the balance sheet, or included in long-term liabilities on our balance sheet for off-book leases.

     GOODWILL AND OTHER IDENTIFIABLE INTANGIBLES. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

     * Significant under-performance relative to historical, expected or projected future operating results;
     * Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     *    Our market capitalization relative to net book value, and
     *    Significant negative industry or economic trends.

     When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 we will cease to amortize goodwill arising from acquisitions completed prior to July 1, 2001. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel has performed the first of the required impairment tests for goodwill as of January 1, 2002 and has determined that the carrying amount of goodwill is not impaired.

     Inter-Tel has adopted SFAS 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $1.8 million in 2002.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in "Sales-Leases."

     INVENTORIES. We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need, or excess. We currently consider all inventory that has no activity within one year as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand, product life-cycles, changing technologies and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. At December 31, 2001, our inventory reserves were $13.2 million of our $34.1 million gross inventories. If actual customer demand, product life-cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     CONTINGENCIES. We are a party to various claims and litigation in the normal course of business. Management's current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position. We also received correspondence during 1999 from a major competitor and subsidiary inviting us to negotiate a license agreement regarding the competitors' patents. We have continued to negotiate with these competitors regarding their patent claims as well as make claim for our patents. We received additional correspondence in 2000 alleging intellectual property claims from another competitor. Inter-Tel responded by providing notice of consent to transfer license previously granted by this competitor. We do not anticipate that the resolution of such matters will have a material adverse effect on our consolidated financial position.

OTHER CHARGES

INTER-TEL.NET AND ICA. During the second quarter of 2000, Inter-Tel recorded a pre-tax charge associated with Inter-Tel.NET operations of $2.0 million ($1.2 million after-tax), related to the write-down to net realizable value of network equipment and lease termination costs of certain redundant facilities. The reserves established at the time of the write-down have been fully utilized as of December 31, 2001. The following table summarizes the details of the write-down and activity in the reserve balances from the date of the write-down through December 31, 2001. Activity represents payments made or amounts written off.

                                                                                                         RESERVE
                                            CASH/          OTHER           2000          2001            BALANCE
             DESCRIPTION                  NON-CASH         CHARGE        ACTIVITY      ACTIVITY        AT 12/31/01
             -----------                  --------         ------        --------      --------        -----------
                                                                      (in thousands)
LEASE TERMINATION OBLIGATIONS
  (NET OF ANTICIPATED RECOVERY):
  Building leases                           Cash           $  (144)       $    87       $  57             $ --

IMPAIRMENT OF ASSETS:
  Fixed assets                             Non-Cash         (1,824)         1,824          --               --

TOTAL                                                      $(1,968)       $ 1,911       $  57             $ --

     In March 2000, the Company's Inter-Tel.NET subsidiary acquired the stock of Intercomm Americas, Inc. (ICA), an international IP communications reseller for $580,000 cash and 750,000 shares of Inter-Tel.NET, with conversion rights into Inter-Tel, Incorporated Common Stock. The acquisition purchase price was valued at $1.2 million at March 2000.; The ICA shareholders did not intend to exercise conversion rights. However, due to market conditions, they decided to convert their Inter-Tel.NET shares to Inter-Tel shares in July 2001. Based on the exercise of conversion rights in July 2001, the valuation of purchase price of ICA increased to $6.2 million in accordance with the provisions of the acquisition agreement. The conversion of Inter-Tel.NET shares into Inter-Tel, Incorporated common stock was treated as an acquisition by Inter-Tel of Inter-Tel.NET shares, rather than as an adjustment to the original purchase price of ICA, as the conversion rights were part of the original purchase agreement, even though the value of the conversion rights could not be readily determined at that time. As a result, Inter-Tel made adjustments totaling $4.85 million to goodwill based on the value of the converted Inter-Tel shares as of June 30, 2001.

     On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation for a note of $4.95 million, secured by Comm Services stock, other marketable securities of the shareholders of Comm Services and 100% of the net assets of Inter-Tel.NET. The marketable securities held as collateral may be exchanged for cash or other readily marketable assets as long as the fair market value of the collateral exceeds $2.5 million. The note is due and payable interest only from October 16, 2001 through July 15, 2002; then a principal payment of $250,000 due July 15, 2002, monthly principal and interest payments based on 1% of collected monthly revenues from July 16, 2002 to October 15, 2002 and based on 2% of collected monthly revenues from October 16, 2002 until paid in full. Additionally, any funds due Comm-Services for services rendered can be applied against the note. The note is due and payable on December 31, 2007, or earlier in certain circumstances.

     In connection with the sale of 83% of Inter-Tel.NET, we assessed the fair value of the remaining 17% investment in Inter-Tel.NET. Pursuant to SFAS 121, we recorded a charge as of the close of the second quarter of $5.4 million ($3.4 million after tax) associated with the impairment of our investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET/Comm-Services and the estimated current fair market value of the note plus the 17% ownership interest in Inter-Tel.NET. The charge is primarily non-cash.

     Inter-Tel's management has not participated in the management of Inter-Tel.NET since the sale in July 2001. As a result, since July 24, 2001, we have accounted for the remaining Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock. The $4.95 million loan was assumed by Vianet and Inter-Tel continues to hold collateral from the former shareholders of Comm-Services. Inter-Tel will account for the remaining 10% investment in Vianet using the cost method of accounting. The net investment in the notes receivable and 10% interest in Vianet (formerly Comm-Services) is recorded in other assets for approximately $3.7 million.

     During 1999, 2000 and 2001, Inter-Tel.NET entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to purchase vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In the second quarter of 2001, Inter-Tel.NET notified the vendor of network and network equipment problems encountered due to equipment and software recommended by the vendor, and supplied and financed by this vendor. Inter-Tel.NET requested that the vendor not only solve the problems, but also compensate Inter-Tel.NET for the problems and the resulting lost customers, lost revenues and lost profits. Pursuant to Inter-Tel's sale of 83% of Inter-Tel.NET, Comm-Services assumed the vendor lease and maintenance obligations and as such Inter-Tel has not recorded any liability for these obligations. However, the vendor has not released Inter-Tel from its guarantee of these obligations and Inter-Tel has not released the vendor from Inter-Tel's claims, nor did we assign our rights to these claims to Comm-Services.

EXECUTONE. On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. (Executone) for $44.3 million in cash plus related acquisition costs, subject to purchase price adjustments as of the closing date. The Executone transaction was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes) was written-off as purchased in-process research and development.

     During the first quarter of 2000, the Executone division recognized losses of approximately $2.5 million ($1.5 million after taxes, or $.06 per diluted share) excluding the charge for in-process research and development. In connection with the Executone acquisition, we sold Executone's manufacturing assets and liabilities to Varian of Tempe, Arizona at a net book value of $6.6 million.

     During the second quarter of 2000, the Executone division continued to experience significant losses. The Executone division recognized pre-tax losses during the second quarter and six months ended June 30, 2000 of $3.4 million, or $2.1 million after-tax ($.08 per diluted share) and $5.9 million, or $3.6 million after-tax ($.14 per diluted share), respectively. As a result of these losses, together with other considerations noted below, we decided to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to the Executone operations. At the time the original purchase was recorded, we had not anticipated closing the Milford facility. After incurring higher than anticipated losses from Executone operations and after a deterioration in the Executone business, including loss of dealers and customers, delays in introduction and acceptance of new products, we decided it was in the best interests of us and our shareholders to close the Milford facility and consolidate operations into our metro-Phoenix, Arizona facilities.

     We have accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. We finalized our plan for the exiting of activities and the involuntary termination or relocation of approximately 137 employees in connection with the integration of Executone operations. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly as of December 31, 2001.

     Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. We are liable for the lease on the Milford buildings through January 2005. Various furniture leases run concurrently through March 2002. Other capital leases for computer and other equipment terminate on varying dates through September 2002. To date, we have entered into sublease agreements with third parties to sublease portions of the facility and equipment. The reserve for lease and other contractual obligations is identified in the table below.

     The following tables summarize details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through December 31, 2001. Activity represents payments made or amounts written off.

                                                                                                                 RESERVE
                                                   CASH/        RESTRUCTURING      2000           2001           BALANCE
     DESCRIPTION                                  NON-CASH         CHARGE        ACTIVITY       ACTIVITY       AT 12/31/01
     -----------                                  --------         ------        --------       --------       -----------
                                                                              (In thousands)
PERSONNEL COSTS:
  Severance and termination costs                   Cash         $ (1,583)       $  1,558       $      2        $    (23)
  Other Plant closure costs                         Cash             (230)             30            200              --

LEASE TERMINATION AND OTHER CONTRACTUAL
OBLIGATIONS (NET OF ANTICIPATED RECOVERY):
  Building and equipment leases                     Cash           (7,444)          1,348          1,489          (4,607)
  Other contractual obligations                     Cash           (1,700)             --          1,700              --

IMPAIRMENT OF ASSETS:
  Inventories                                     Non-Cash         (3,454)          1,376            209          (1,869)
  Prepaid inventory and other expenses            Non-Cash         (2,485)          2,485             --              --
  Accounts receivable                             Non-Cash         (1,685)            521            245            (919)
  Fixed assets                                    Non-Cash         (3,151)          2,942             --            (209)
  Net intangible assets                           Non-Cash        (29,184)         29,184             --              --

TOTAL                                                            $(50,916)       $ 39,444       $  3,845        $ (7,627)

Included in the total Executone restructuring costs of $50.9 million is a $43.3 million restructuring charge for exit costs and asset impairment, and $7.6 million associated with the impairment of inventories, which has accordingly been recorded as additional costs of sales. Refer to Management's Discussion and Analysis for additional information.

CIRILIUM JOINT VENTURE. In December 1999, Inter-Tel entered into an agreement with Hypercom Corporation to jointly form Cirilium. Cirilium comprised parts of Hypercom's data and Inter-Tel's packet telephony experience, products and services, including Inter-Tel's Vocal'Net gateway products and technology. We accounted for the Cirilium losses using the equity method of accounting through September 2000. In September 2000, we wrote-off our remaining investment in Cirilium. Our Cirilium ownership interest of 19.9% has been fully written-off in our financial statements, and we have not used the equity method of accounting since the date of the write-off.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for our fiscal year beginning January 1, 2002. Inter-Tel has adopted SFAS 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in income from continuing operations before income taxes and trust distributions of approximately $1.8 million in 2002. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel has performed the first of the required impairment tests for goodwill as of January 1, 2002 and has determined that the carrying amount of goodwill is not impaired.

     In April 2001, the Emerging Issues Task Force (EITF) issued Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF 00-25 addresses the accounting and income statement classification of costs that a vendor incurs to or on behalf of a reseller in connection with the reseller's purchase or promotion of the vendor's products. The standard is effective for fiscal periods beginning after December 15, 2001 and will be adopted by us as of December 2002. It is not expected that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

     In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. The standard applies to obligations associated with the retirement of tangible long-lived assets. The standard is effective for fiscal periods beginning after June 15, 2002 and will be adopted by us as of December 2003. It is not expected that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement) which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The standard is effective for fiscal periods beginning after December 15, 2001 and will be adopted by us as of December 2002. It is not expected that the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments.

INVESTMENT PORTFOLIO. We do not use derivative financial instruments in our non-trading investment portfolio. Inter-Tel maintains a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. Inter-Tel places its investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we are not subject to significant interest rate risk.

LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our Total Solutions program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental income streams under the leases. Upon the sale of the rental income streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See "Liquidity and Capital Resources" in Management's Discussion and Analysis and Notes A and D to the financial statements for more information regarding our lease portfolio and financing.

IMPACT OF FOREIGN CURRENCY RATE CHANGES. We invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact of foreign currency rate changes have historically been insignificant.

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

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS

The following consolidated financial statements of Inter-Tel, Incorporated, and subsidiaries, are incorporated by reference to Exhibit 13.0:

     Report of Ernst & Young LLP, Independent Auditors Consolidated balance sheets--December 31, 2001 and 2000 Consolidated statements of operations--years ended
       December 31, 2001, 2000 and 1999
     Consolidated statements of shareholders' equity--years
       ended December 31, 2001, 2000 and 1999
     Consolidated statements of cash flows--years ended
       December 31, 2001, 2000 and 1999
     Notes to consolidated financial statements

2. FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

     Schedule for the three years ended December 31, 2001:

          Schedule II--Valuation and Qualifying Accounts             Page No. 40

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

    13.0 (20)     Excerpts from Annual Report to Security Holders.

----------
(1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 2-70437).
(2) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 2-94805).
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211).
(10) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).
(11) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 33-40353).
(12) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-70054).
(13) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 33-73620).
(14) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).
(15) Incorporated by reference to Registrant's Proxy Statement dated March 23, 1994.
(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).
(17) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-41197).
(18) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-67261).
(19) Incorporated by reference to Registrant's Report on Form 8-K (File No. 333-67261).
(20) Filed herewith, except as noted.

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

Dated: March 21, 2002