Form 10-Q
period 2002-03-31
INTER TEL INC
filed 2002-05-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                    Commission File Number:
   March 31, 2002                                                 0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                               1615 S. 52ND STREET
                              TEMPE, ARIZONA 85281

                                 (480) 449-8900


                                   ----------


      Title of Class                            Outstanding as of March 31, 2002
      --------------                            --------------------------------

Common Stock, no par value                                 24,192,832

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

                                                                            PAGE
     FINANCIAL INFORMATION

PART I.   Item 1. Financial Statements (unaudited)

          Condensed consolidated balance sheets--March 31, 2002
          and December 31, 2001                                               3

          Condensed consolidated statements of income--three
          months ended March 31, 2002 and March 31, 2001                      4

          Condensed consolidated statements of cash flows--three
          months ended March 31, 2002 and March 31, 2001                      5

          Notes to condensed consolidated financial Statements--
          March 31, 2002                                                      6

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11

          Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                        27

PART II.  OTHER INFORMATION                                                  27

          SIGNATURES                                                         29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)                           March 31    December 31,
                                                                 2002         2001
                                                              (Unaudited)   (Note A)
                                                              -----------   --------
ASSETS
CURRENT ASSETS
Cash and equivalents                                           $  84,737    $  61,795
Accounts receivable, less allowances of $12,315 in 2002
  and $11,858 in 2001                                             42,291       45,962
Inventories, less allowances of $14,138 in 2002 and
  $13,202 in 2001                                                 20,524       20,848
Net investment in sales-leases                                    15,173       13,799
Income taxes receivable                                               --        3,257
Deferred income taxes                                              8,563        8,467
Prepaid expenses and other assets                                  6,278        4,891
                                                               ---------    ---------
TOTAL CURRENT ASSETS                                             177,566      159,019

PROPERTY, PLANT & EQUIPMENT                                       24,123       23,905
GOODWILL, NET                                                     17,764       13,711
PURCHASED INTANGIBLE ASSETS, NET                                   5,106        4,948
NET INVESTMENT IN SALES-LEASES                                    23,771       21,735
OTHER ASSETS                                                       3,339        4,144
                                                               ---------    ---------
                                                               $ 251,669    $ 227,462
                                                               ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                               $  25,431    $  21,812
Other current liabilities                                         48,507       44,051
                                                               ---------    ---------
TOTAL CURRENT LIABILITIES                                         73,938       65,863

DEFERRED TAX LIABILITY                                            17,634       17,390
LEASE RECOURSE LIABILITY                                           9,365        8,890
RESTRUCTURING RESERVE                                              3,060        3,060
OTHER LIABILITIES                                                  5,347        5,422

SHAREHOLDERS' EQUITY
Common stock, no par value - authorized  100,000,000 shares;
  issued 27,161,823; outstanding - 24,192,832 shares at
  March 31, 2002 and 24,166,430 shares at December 31, 2001      108,968      108,968
Less: Shareholder loans                                             (865)        (942)
Retained earnings                                                 69,692       54,877
Accumulated other comprehensive income                               431          151
                                                               ---------    ---------
                                                                 178,226      163,054
Less: Treasury stock at cost - 2,968,991 shares at
  March 31, 2002 and 2,995,393 shares at December 31, 2001       (35,901)     (36,217)
                                                               ---------    ---------

TOTAL SHAREHOLDERS' EQUITY                                       142,325      126,837
                                                               ---------    ---------
                                                               $ 251,669    $ 227,462
                                                               ---------    ---------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended
(In thousands, except                                   ----------------------------------
per share amounts)                                      March 31, 2002      March 31, 2001
                                                        --------------      --------------
NET SALES                                                  $ 90,070            $ 93,703
     Cost of sales                                           45,016              54,055
                                                           --------            --------
GROSS PROFIT                                                 45,054              39,648

   Research & development                                     4,317               4,139
   Selling, general, and administrative                      30,657              31,447
   Amortization of goodwill                                      --                 451
   Amortization of purchased intangible assets                  257                 157
                                                           --------            --------
                                                             35,231              36,194

OPERATING INCOME                                              9,823               3,454

   Litigation settlement (net of costs except for taxes)     15,302                  --
   Interest and other income                                    439                 167
   Write-down of investment in Inter-Tel.NET/Vianet            (600)                 --
   Loss on foreign translation adjustments                      (84)               (303)
   Interest expense                                             (34)               (227)
                                                           --------            --------

INCOME BEFORE INCOME TAXES                                   24,846               3,091
   Income tax provision                                       9,451               1,143
                                                           --------            --------

NET INCOME                                                 $ 15,395            $  1,948
                                                           --------            --------

NET INCOME PER SHARE
   Basic                                                   $   0.64            $   0.08
   Diluted                                                 $   0.60            $   0.08

Weighted average basic common shares                         24,179              25,500

Weighted average diluted common shares                       25,550              25,843
                                                           --------            --------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                     ---------------------------------
(In thousands)                                                       March 31, 2002      March 31, 2001
                                                                     --------------      --------------
OPERATING ACTIVITIES
Net income                                                              $ 15,395            $  1,948
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                          1,879               2,337
     Amortization of goodwill and purchased intangible assets                257                 608
     Amortization of patents included in R&D expenses                         55                  55
     Provision for losses on receivables                                   2,462               2,575
     Provision for inventory valuation                                      (201)                535
     Decrease in other liabilities                                           464                 607
     Loss on sale of property and equipment                                   16                  25
     Deferred income taxes                                                   148              (1,394)
     Effect of exchange rate changes                                         280                 342
     Changes in operating assets and liabilities                          11,792              (3,725)
                                                                        --------            --------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                                 32,549               3,913
                                                                        --------            --------
INVESTING ACTIVITIES
     Additions to property and equipment                                  (1,250)             (3,088)
     Proceeds from disposal of property and equipment                         66                  18
     Cash used in acquisitions                                            (8,000)            (11,520)
                                                                        --------            --------
NET CASH USED IN INVESTING ACTIVITIES                                     (9,184)            (14,590)
                                                                        --------            --------
FINANCING ACTIVITIES
     Cash dividends paid                                                    (449)               (260)
     Treasury stock purchases                                                 --             (14,141)
     Payments on term debt                                                  (268)               (319)
     Proceeds from term debt                                                  --               1,095
     Proceeds from exercise of stock options                                 296                 313
                                                                        --------            --------
NET CASH USED IN FINANCING ACTIVITIES                                       (421)            (13,312)
                                                                        --------            --------
INCREASE (DECREASE) IN CASH
     AND EQUIVALENTS                                                      22,942             (23,989)
                                                                        --------            --------
CASH AND EQUIVALENTS AT
     BEGINNING OF PERIOD                                                  61,795              27,103
                                                                        --------            --------

CASH AND EQUIVALENTS AT END OF PERIOD                                   $ 84,737            $  3,114
                                                                        --------            --------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current period presentation.

ADOPTION OF ACCOUNTING STANDARD. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When we account for acquired businesses as purchases, we allocate purchase prices to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill.

     Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As of March 31, 2002 and December 31, 2001, we had the following intangible assets:

(in thousands)                               March 31, 2002    December 31, 2001
                                             --------------    -----------------
Goodwill                                          $24,591          $20,538
Less: Accumulated Amortization                      6,827            6,827
                                                  -------          -------
Goodwill, net                                      17,764           13,711
                                                  -------          -------

Purchased Intangible Assets                         6,240            5,770
Less: Accumulated Amortization                      1,134              822
                                                  -------          -------
Purchased Intangible Assets, net                    5,106            4,948
                                                  -------          -------

Total Intangible Assets                            30,831           26,308
Less: Accumulated Amortization                      7,961            7,649
                                                  -------          -------
Total Intangible Assets, net                      $22,870          $18,659
                                                  =======          =======

We completed one acquisition in the fourth quarter of 2001 in which the Company acquired purchased intangible assets, but no goodwill. Accordingly, we amortized the purchased intangible assets, but recorded no goodwill amortization from the date of this acquisition. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $1.8 million in 2002.

     In assessing the recoverability of our goodwill and other intangibles, we must make assumptions about estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. Some factors we consider important which could trigger an impairment review include the following:

     *    Significant   underperformance  relative  to  expected  historical  or
          projected future operating results;
     * Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     *    Our market capitalization relative to net book value; and
     *    Significant negative industry or economic trends.

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as of January 1, 2002, and determined that the carrying amount of our goodwill is not impaired. In addition, we will be reviewing our classification of intangible assets between goodwill and other identifiable intangibles. During the quarter ended March 31, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

RECENT ACCOUNTING PRONOUNCEMENT.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company adopted SFAS 144 effective January 1, 2002. The Company does not expect the adoption of this standard to have a material impact on its operating results and financial condition.

NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended
(In thousands, except                                   -------------------------------
per share amounts)                                      March 31, 2002   March 31, 2001
                                                        --------------   --------------
Numerator:
     Net Income                                             $15,395         $ 1,948
                                                            -------         -------
Denominator:
     Denominator for basic earnings per
     share - weighted average shares                         24,179          25,500
Effect of dilutive securities:
Employee and director stock options                           1,371             343
                                                            -------         -------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions           25,550          25,843

Basic earnings per share                                    $  0.64         $  0.08

                                                            -------         -------
Diluted earnings per share                                  $  0.60         $  0.08
                                                            -------         -------

NOTE C - ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING CHARGES

MCLEOD. On January 24, 2002, the Company acquired certain assets of McLeodUSA Integrated Business Systems, Inc. ("McLeod") for cash plus the assumption of various specific liabilities and related acquisition costs. Inter-Tel acquired McLeod's voice customer base in Minnesota, Iowa and Colorado and DataNet operations in South Dakota, which also included the related accounts receivable, inventory and fixed assets along with assumption of scheduled specific liabilities for warranty and maintenance obligations. The aggregate purchase price of $8 million was allocated to the fair value of the assets and liabilities acquired. The McLeod transaction was accounted for using the purchase method of accounting.

The Company recorded goodwill of approximately $4.0 million and other purchased intangible assets of $0.5 million, for a total of $4.5 million, in connection with the McLeod acquisition. The goodwill balance will be accounted for in accordance with SFAS 141 and 142. The balances included in the $0.5 million in other purchased intangible assets will be amortized over periods ranging from two to five years from the date of the acquisition. During the first quarter ended March 31, 2002, the amortization of purchased intangible assets was approximately $25,000.

INTER-TEL.NET/VIANET. On July 24, 2001, Inter-Tel agreed to sell 83% of its Inter-Tel.NET subsidiary to Comm-Services Corporation for a note of $4.95 million, secured by Comm-Services stock, other marketable securities of the shareholders of Comm-Services and 100% of the net assets of Inter-Tel.NET. The marketable securities held as collateral may be exchanged for cash or other readily marketable assets as long as the fair market value of the collateral exceeds $2.5 million. Interest accruing under the note is due and payable from October 16, 2001 through July 15, 2002; then, a principal payment of $250,000 due July 15, 2002, and monthly principal and interest payments based on 1% of collected monthly revenues from July 16, 2002 to October 15, 2002 and based on 2% of collected monthly revenues are due from October 16, 2002 until paid in full. Any funds due Comm-Services for services rendered can be applied against the note. The note is fully due and payable on December 31, 2007, or earlier in certain circumstances.

In connection with the sale of 83% of Inter-Tel.NET, we assessed the fair value of the remaining 17% investment in Inter-Tel.NET. Pursuant to SFAS 121, we recorded a charge as of the close of the second quarter of 2001 of $5.4 million ($3.4 million after tax) associated with the impairment of our investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET/Comm-Services and the estimated current fair market value of the note plus the 17% ownership interest in Inter-Tel.NET. The charge was primarily non-cash.

Inter-Tel's management has not participated in the management of Inter-Tel.NET since the sale in July 2001. As a result, since July 24, 2001, we have accounted for the remaining Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock. The $4.95 million loan was assumed by Vianet and Inter-Tel continues to hold collateral from the former shareholders of Comm-Services. Inter-Tel will account for the remaining 10% investment in Vianet (formerly Comm-Services) using the cost method of accounting. The net investment in the note receivable and 10% interest in Vianet was recorded in other assets for approximately $3.7 million as of December 31, 2001. Inter-Tel assessed the value of this investment at March 31, 2002 and wrote-down this investment by $600,000 to approximately $3.1 million as of March 31, 2002.

     During 1999, 2000 and 2001, Inter-Tel.NET entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to purchase vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In the second quarter of 2001, Inter-Tel.NET notified the vendor of network and network equipment problems encountered due to equipment and software recommended by the vendor, and supplied and financed by this vendor. Inter-Tel.NET requested that the vendor not only solve the problems, but also compensate Inter-Tel.NET for the problems and the resulting lost customers, lost revenues and lost profits. Pursuant to Inter-Tel's sale of 83% of Inter-Tel.NET, Comm-Services assumed the vendor lease and maintenance obligations and, accordingly, Inter-Tel has not recorded any liability for these obligations. However, the vendor has not released Inter-Tel from its guarantee of these obligations and Inter-Tel has not released the vendor from Inter-Tel's claims, nor did we assign our rights to these claims to Comm-Services. In April 2002, Inter-Tel received a notice letter from the financing affiliate of the Inter-Tel.NET equipment vendor notifying Inter-Tel of default in lease payments due the financing affiliate. Inter-Tel responded to the affiliate advising them that Inter-Tel was no longer the Lessee of the equipment, the correct name and address of the Lessee of the equipment and the losses to Inter-Tel because of the non performance of the equipment and vendor related third party software providers' breach of contract.

EXECUTONE RESTRUCTURING CHARGE. During the second quarter of 2000, the Company recognized a restructuring charge related to acquired Executone operations. The Company accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly in 2002.

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

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through March 31, 2002.

                                                                                                             RESERVE
                                           CASH/      RESTRUCTURING    2000         2001         2002        BALANCE
               DESCRIPTION                NON-CASH       CHARGE      ACTIVITY     ACTIVITY     ACTIVITY     AT 3/31/02
               -----------                --------       ------      --------     --------     --------     ----------
PERSONNEL COSTS:
  Severance and termination costs           Cash       $ (1,583)     $  1,558     $      2     $     --      $    (23)
  Other Plant closure costs                 Cash           (230)           30          200           --            --

LEASE TERMINATION AND OTHER CONTRACTUAL
OBLIGATIONS (NET OF ANTICIPATED
RECOVERY):
  Building and equipment leases             Cash         (7,444)        1,348        1,489          603        (4,004)
  Other contractual obligations             Cash         (1,700)           --        1,700           --            --

IMPAIRMENT OF ASSETS:
  Inventories                             Non-Cash       (3,454)        1,376          209           --        (1,869)
  Prepaid inventory and other expenses    Non-Cash       (2,485)        2,485           --           --            --
  Accounts receivable                     Non-Cash       (1,685)          521          245           --          (919)
  Fixed assets                            Non-Cash       (3,151)        2,942           --           --          (209)
  Net intangible assets                   Non-Cash      (29,184)       29,184           --           --            --
                                                       --------      --------     --------     --------      --------
TOTAL                                                  $(50,916)     $ 39,444     $  3,845     $    603      $ (7,024)
                                                       ========      ========     ========     ========      ========

NOTE D  - SEGMENT INFORMATION

Inter-Tel adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions as to how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer.

We currently view our operations as primarily composed of two segments: (1) telephone systems, telecommunications software and hardware, and (2) local and long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia, Mexico and South America. As a result, financial information disclosed represents substantially all of the financial information related to the Company's two principal operating segments. Results of operations for the local and long distance calling services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.

In addition to the two primary segments discussed above, the Inter-Tel.NET operations/investment, Inter-Tel's former IP long distance subsidiary, is separately disclosed as a business segment. The operations represented a more significant component of the consolidated operations in 2000 compared to prior years and had a significant impact on the revenues and net losses. On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. As a result, since July 24, 2001, we have accounted for the remaining 17% Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Inter-Tel.NET/Comm-Services was converted to approximately 10% of Vianet stock. Inter-Tel will account for the remaining 10% investment in Vianet (formerly Comm-Services) using the cost method of accounting. Inter-Tel assessed the value of this investment at March 31, 2002 and wrote-down this investment by $600,000 to approximately $3.1 million.

For the quarters ended March 31, 2002 and 2001, we generated income from business segments, including our investment in Inter-Tel.NET/Vianet, as follows:

                                                            THREE MONTHS ENDED MARCH 31, 2002
                                                  ----------------------------------------------------
                                                                               RESALE OF
                                                                               LOCAL AND
                                                                                 LONG
                                                   PRINCIPAL   INTER-TEL.NET/  DISTANCE
(In thousands, except per share amounts)            SEGMENT        VIANET      SERVICES         TOTAL
                                                    -------        ------      --------         -----
Net sales                                         $  83,280      $      --     $   6,790     $  90,070
Gross profit (loss)                                  43,597             --         1,457        45,054
Charge (see Note B)                                      --             --            --            --
Operating income (loss)                               9,340             --           483         9,823
Interest and other, net                              15,712           (600)           29        15,141
Loss on foreign translation adjustments                 (84)            --            --           (84)
Interest expense                                        (34)            --            --           (34)
Net income (loss)                                 $  15,421      $    (378)    $     352     $  15,395
Net income (loss) per diluted share (1)           $    0.60      $   (0.02)    $    0.01     $    0.60
Weighted average diluted shares (1)                  25,550         24,179        25,550        25,550
Total assets                                      $ 240,323      $      --     $  12,035     $ 252,358
Depreciation and amortization                         2,161             --            30         2,191

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                                  ----------------------------------------------------
Net sales                                         $  82,877      $   4,410     $   6,416     $  93,703
Gross profit (loss)                                  41,651         (3,566)        1,563        39,648
Charge (see Note B)                                      --             --            --            --
Operating income (loss)                               7,140         (4,491)          805         3,454
Interest and other, net                                 160             --             8           168
Loss on foreign translation adjustments                (303)            --            --          (303)
Interest expense                                       (145)           (82)           --          (227)
Net income (loss)                                 $   4,325      $  (2,881)    $     504     $   1,948
Net income (loss) per diluted share (1)           $    0.17      $   (0.11)    $    0.02     $    0.08
Weighted average diluted shares (1)                  25,843         25,500        25,843        25,843
Depreciation and amortization                         2,156            802            42         3,000

1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share when a net loss is recorded. See Note L for additional information.

Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $87.4 million or 97.1% of total revenues, and $90.9 million or 97.0% of total revenues for the quarters ended March 31, 2002 and 2001, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the first quarters of 2002 and 2001, revenues from customers located internationally accounted for 2.9% and 3.0% of total revenues, respectively.

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

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of December 31, 2001, we had 49 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the UK and parts of Europe. In January 2002, we acquired selected assets and assumed certain selected liabilities of McLeod USA, Inc. (McLeod). As a result, we added 5 new direct sales offices and added personnel to 3 other existing offices. We integrated several of these offices into our existing sales offices during 2002.

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

     The markets we serve are characterized by rapid technological change and evolving customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new products and applications. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of and enhancements to our AXXESS and ECLIPSE(2) systems, including adding new applications, incorporating IP convergence applications and IP telephones, developing Unified Messaging Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. Over the last several years, our research and development efforts have also focused on the development of the ClearConnect SoftPhone and the related ClearConnect Talk-to-Agent web communications software. Inter-Tel's current efforts are focused on developing and enhancing the IP telephony products and applications for our AXXESS and ECLIPSE(2) systems, increasing single-site node capacity using an Asynchronous Transfer Mode backbone using version 6.0 AXXESS and ECLIPSE(2) software, enhancing our Unified Messaging Software, developing a speech-recognition and text-to-speech enabled unified communications product, developing an advanced IVR and CT application development tool, enhancing the IP digital telephones, and enhancing Inter-Tel's server-based PBX offering.

     We offer to our customers a package of lease financing and other services under the name Total Solution (formerly, Totalease). Total Solution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated: Three months Ended March 31,

                                                               2002       2001
                                                              -----      -----
Net sales                                                     100.0%     100.0%
Cost of sales                                                  50.0       57.7
                                                              -----      -----
Gross Profit                                                   50.0       42.3
                                                              -----      -----
Research and development                                        4.8        4.4
Selling, general and administrative                            34.0       33.6
Amortization                                                    0.3        0.6
                                                              -----      -----
Operating income                                               10.9        3.7
Litigation settlement (net of costs except for taxes)          17.0         --
Interest and other income                                       0.5        0.2
Write-down of investment in Inter-Tel.NET/Vianet               (0.7)        --
Loss on foreign translation adjustments                        (0.1)      (0.3)
Interest expense                                               (0.0)      (0.2)
                                                              -----      -----
Income before income taxes                                     27.6        3.3
Income Taxes                                                   10.5        1.2
                                                              -----      -----
Net Income                                                     17.1%       2.1%
                                                              =====      =====

     NET SALES. Net sales decreased 3.9% to $90.1 million in the first quarter of 2002 from $93.7 million in the first quarter of 2001, including the operations of Inter-Tel.NET in 2001. Since the sale of 83% of our interest in
Inter-Tel.NET in July 2001, we have not recorded revenues or expenses from Inter-Tel.NET. By contrast, net sales attributable to Inter-Tel.NET operations were $4.4 million for the first quarter of 2001. Excluding sales from Inter-Tel.NET in 2001, net sales in 2002 increased 0.9% compared to 2001. Since July 24, 2001, the date of the sale of 83% of Inter-Tel.NET, we have used the cost method of accounting for our remaining investment in Inter-Tel.NET/Comm-Services.

     For the quarter ended March 31, 2002, sales from the Company's direct sales offices, government and national accounts and from wholesale distribution increased approximately $436,000 compared to the first quarter of 2001. This increase is largely the result of sales generated from operations we acquired from McLeod, which represented an increase of approximately $3.6 million in net sales in 2002 compared to 2001. Sales from our network services group, including NetSolutions and Network Services agency, increased $760,000 over the same periods. These increases were offset by sales decreases of $419,000 attributable to decreases from leasing and foreign operations. The 2002 decrease in net sales was also attributable to delayed customer buying decisions related to a deterioration in macroeconomic conditions and competitive pressures. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions that were offered to customers to generate sales resulted in lower revenues. Please refer to Note D of Notes to Consolidated Financial Statements for additional segment reporting information.

     GROSS PROFIT. Gross profit for the first quarter of 2002 increased 13.6% to $45.1 million, or 50.0% of net sales, from $39.6 million, or 42.3% of net sales, in the first quarter of 2001. The increase in gross profit as a percentage of sales (or gross margin) was primarily attributable to the sale of 83% of Inter-Tel.NET, which generated negative margins in 2001. In addition, sales through direct channels, including the acquired McLeod direct sales operations, represented a higher percentage of total sales and higher gross margins. Gross margins also increased in 2002 as a result of a higher percentage of sales generated from recurring sales to existing customers, which generally have higher margins than sales to new customers. These increases were offset by greater competitive pricing pressures and by pricing discounts on telephone system sales.

     Excluding the operations of Inter-Tel.NET in 2001, gross profit in 2002 increased 4.3% compared to gross profit of $43.2 million, or 48.4% of net sales, in 2001. Inter-Tel.NET generated negative gross profit of $3.6 million in the first quarter of 2001.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 2002 increased 4.3% to $4.3 million, or 4.8% of net sales, from $4.1 million, or 4.4% of net sales, for the first quarter of 2001. Included in research and development expenses in both 2002 and 2001 is amortization of patents totaling $55,000 in each period. The increase was primarily attributable to the increase in engineers hired in connection with our acquisition of Mastermind Technologies, Inc. in October 2001. In addition, we continued development efforts to release the new version 6.0 of AXXESS and ECLIPSE networking software and systems, and incurred research and development expenses relating to the design and development of our Unified Communicator and Computer Telephony Applications platforms. We expect that for the foreseeable future research and development expenses will increase sequentially in absolute dollars as we continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE. In the first quarter of 2002, selling, general and administrative expenses, excluding amortization, decreased 2.5% in absolute dollars to $30.7 million, or 34.0% of net sales, from $31.45 million, or 33.6% of net sales, in the first quarter of 2001. The decrease in absolute dollars was primarily due to lower net sales, reflecting in part the sale of 83% of Inter-Tel.NET in July 2001. Excluding the operations of Inter-Tel.NET in 2001, 2002 selling, general and administrative expenses increased 1.1% compared to $30.6 million, or 34.2% of net sales, in 2001.

     Selling, general and administrative expenses increased, as a percentage of net sales, primarily as a result of a higher percentage of total sales through direct sales channels and a lower absorption of fixed costs on lower total net sales. We also accrued higher relative profit sharing costs, reflecting rewards for higher earnings per share achievements. We expect that for the foreseeable future selling, general and administrative expenses will increase in absolute dollars, but may vary as a percentage of net sales.

     AMORTIZATION  OF  GOODWILL  AND  PURCHASED  INTANGIBLE  ASSETS.  We adopted
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS
142, see "Adoption of Accounting Standard" in Note A of Notes to the Consolidated Financial Statements.

     Amortization of purchased intangible assets included in operating expenses was $257,000 in the first quarter of 2002, compared to $157,000 in the first quarter of 2001. The increase in the amortization of purchased intangible assets for the first quarter 2002 compared to the same period last year was primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note A "Adoption of Accounting Standard" and Note C "Acquisitions, Dispositions and Restructuring Charges " to the Consolidated Financial Statements.

     LITIGATION SETTLEMENT. In May 2001, Inter-Tel entered into an agreement to submit a lawsuit filed by Inter-Tel in 1996 to binding arbitration. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a gross cash award of $20 million in February 2002. Direct costs for attorney's fees, expert witness costs, arbitration costs and additional costs and expenses, including $1.3 million in bonus payments to employees who assisted in the litigation and arbitration, totaled approximately $4.7 million in the first quarter 2002, excluding income taxes, for a net award of approximately $15.3 million. Estimated net proceeds from this arbitration settlement are approximately $9.3 million after taxes, or $0.37 per diluted share.

     INTEREST AND OTHER INCOME. Other income in 2002 included an expense of $600,000 related to the write-down of Inter-Tel's investment in Inter-Tel.NET/Vianet. Other than the write-down, both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest increased in 2002 compared to 2001 based on a higher level of invested funds, due to cash received from the litigation settlement noted above, offset by expenditures relating to the McLeod acquisition. Other changes in other income primarily reflected lower net foreign exchange rate losses and lower interest expense.

     INCOME TAXES. The Company's income tax rate for the first quarter of 2002 increased to 38% compared to 37% for 2001. The rate increased primarily as a result of higher marginal tax rates anticipated from the receipt of the cash litigation settlement award. The Company expects the full-year 2002 tax rate to be slightly higher than the tax rate effective for 2001.

     NET INCOME. Net income for the first quarter of 2002 was $15.4 million ($.60 per diluted share), an increase of 690.3% compared to net income of $1.9 million ($0.08 per diluted share) in 2001. The increase was primarily attributable to the litigation settlement award received in 2002. Excluding the

2002 litigation settlement and 2001 operations of Inter-Tel.NET, the Company reported net income of $6.0 million, or $0.24 per diluted share in 2002, compared to net income of $4.8 million, or $0.19 per diluted share, in 2001. This increase is the result of higher gross profit and reduced operating expenses in the first quarter of 2002 relative to the first quarter of 2001.

INFLATION/CURRENCY FLUCTUATION

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of our contract manufacturing has been moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and anticipated increased sales in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues, but international revenues are currently not significant.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had $85.4 million in cash and equivalents, which represented a increase of approximately $23.6 million from December 31, 2001. We maintain a $10 million unsecured, revolving line of credit with Bank One, NA, that is available through June 1, 2003. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. Inter-Tel received a gross cash award of $20 million in February 2002 in settlement of a dispute submitted to binding arbitration. Costs relating to attorney's fees, expert witnesses, and arbitration and additional costs and expenses, including $1.3 million in bonus payments to employees who assisted in the litigation and arbitration, totaled approximately $4.7 million in the first quarter of 2002, resulting in a net award of $15.3 million before income taxes. During the first quarter of 2002, $8.0 million of available cash was used to fund acquisitions. During the first quarter of 2001, approximately $14.1 million of available cash was used to repurchase our common stock and an additional $11.5 million of available cash was used to fund acquisitions. Of the $11.5 million used in the first quarter of 2001 to fund acquisitions, $6.0 million was subsequently returned to us in the third quarter of 2001 to reduce the net cash used in the Convergent acquisition. The remaining cash balances may be used for acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $33.2 million for the three months ended March 31, 2002, compared to $3.9 million for the same period in 2001. Cash provided by operating activities in the first quarter of 2002 was the result of cash generated from operations, including non-cash depreciation and amortization charges, as well as proceeds from the litigation settlement discussed above. Cash generated by the change in operating assets and liabilities in 2002 was $12.5 million, compared to cash used by the change in operating assets and liabilities of $3.7 million in 2001. At March 31, 2002, we achieved lower accounts receivable and inventory than at December 31, 2001, which was primarily a result of close management of receivables and inventory. Net cash provided by operating activities was offset by increases in accounts payable and other accrued expenses at March 31, 2002, primarily reflecting higher tax accruals and liabilities assumed from the McLeod acquisition. We expect to expand sales through our direct sales office and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable and inventories.

     Net cash used in investing activities totaled $9.2 million for the quarter ended March 31, 2002, compared to $14.6 million for the quarter ended March 31, 2001. During the first quarter of 2002, net cash used in acquisitions totaled approximately $8.0 million and capital expenditures totaled approximately $1.3 million. During the first quarter of 2001, net cash used in acquisitions totaled approximately $11.5 million, $10.6 of which was attributable to the Convergent acquisition. Of the $11.5 million used in the first quarter of 2001 to fund acquisitions, $6.0 million was subsequently returned to us in the third quarter of 2001 to reduce the net cash used in the Convergent acquisition. Capital expenditures totaled approximately $3.1 million in the first quarter of 2001. We anticipate incurring additional capital expenditures during 2002, principally relating to expenditures for equipment and management information systems used in its operations, facilities expansion and acquisition activities.

     Net cash used in financing activities totaled $421,000 in the three months ended March 31, 2002, compared to $13.3 million for the same period in 2001. Net cash used for dividends totaled approximately $449,000 and $260,000, respectively, during the first quarter of 2002 and 2001, which was offset in each period by cash provided by the exercise of stock options totaling $296,000. During 2002 and 2001, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a reduction to retained earnings. During the first quarter of 2001, we purchased treasury stock using approximately $14.1 million. We issued long-term debt, net of repayments, of $1.1 million in 2001 primarily in the form of long-term capital leases to support capital additions to Inter-Tel.net prior to our divestiture of our majority ownership in July 2001.

     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental income streams under the leases. Resold lease rentals totaling $201.7 million and $202.7 million remain unbilled at March 31, 2002 and December 31, 2001, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers on a limited basis and, accordingly, maintain reserves based on loss experience and past due accounts. Although we to date have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realizes losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

     We believe that our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the next twelve months. However, we may seek additional financing in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

     REVENUE RECOGNITION. We recognize revenue pursuant to Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Revenue derived from sales of systems and services to end-user customers is recognized upon installation of the systems and performance of the services, respectively. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided.

     For shipments to dealers and other distributors, our revenues are recorded as products are shipped and services are rendered, because the sales process is complete. These shipments are primarily to third-party dealers and distributors and title passes when goods are shipped (free-on-board shipping point). Long distance services revenues are recognized as service is provided.

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

     When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 we ceased to amortize goodwill arising from acquisitions completed prior to July 1, 2001. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel has performed the first of the required impairment tests for goodwill as of January 1, 2002 and has determined that the carrying amount of goodwill is not impaired.

     Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $1.8 million in 2002, excluding acquisitions completed in 2002. Had we adopted SFAS 142 effective January 1, 2001, income from operations before income taxes would have increased approximately $1.8 million for 2001.

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

     INVENTORIES. We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need, or excess. We currently consider to be excess all inventory that has no activity within one year, or quantities in excess of one year's usage, as well as any additional specifically identified inventory. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand, product life-cycles, changing technologies and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. At March 31, 2002, our inventory reserves were $14.1 million of our $34.7 million gross inventories. If actual customer demand, product life-cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     CONTINGENCIES. We are a party to various claims and litigation in the normal course of business. Management's current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. We received correspondence during 1999 from a major competitor and subsidiary inviting us to negotiate a license agreement regarding the competitors' patents. We have continued to negotiate with these competitors regarding their patent claims and have made claims for our patents. We received additional correspondence from another competitor in 2000 alleging that we violated their intellectual property rights. Inter-Tel responded by providing a copy of a notice of consent to transfer the license, which was previously granted by this competitor.

     During 1999, 2000 and 2001, Inter-Tel.NET also entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to have vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In the second quarter of 2001, Inter-Tel.NET notified the vendor of network and network equipment problems encountered due to vendor equipment and software recommended, supplied and financed by this vendor. Inter-Tel.NET requested that the vendor not only solve the problems, but also compensate Inter-Tel.NET for the problems and the resulting lost customers, lost revenues and lost profits. Pursuant to Inter-Tel's sale of 83% of Inter-Tel.NET, Comm-Services assumed the vendor lease and maintenance obligations and as such Inter-Tel has not recorded any liability for these obligations. However, the vendor has not released Inter-Tel from its guarantee of these obligations and Inter-Tel has not released the vendor from Inter-Tel's claims, nor did we assign our rights to these claims to Comm-Services. In April 2002, Inter-Tel received a notice letter from the financing affiliate of the Inter-tel.NET equipment vendor notifying Inter-Tel of default in lease payments due the financing affiliate. Inter-Tel responded to the affiliate advising them that Inter-Tel was not the

Lessee of the equipment, the correct name and address of the Lessee of the equipment and the losses to Inter-Tel because of the non performance of the equipment and vendor related third party software providers' breach of contract.

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

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASED COMMERCIAL ACCEPTANCE OF OUR AXXESS AND ECLIPSE(2) SYSTEMS, ENCORE PRODUCT, INTERPRISE PRODUCTS, NEW SPEECH RECOGNITION AND INTERACTIVE VOICE RESPONSE PRODUCTS, AND RELATED COMPUTER-TELEPHONY PRODUCTS.

     During the past few years, we have introduced transparent networking and unified messaging capabilities on our AXXESS and ECLIPSE(2) systems and introduced our Encore product and InterPrise family of voice and data convergence products. In 2000, we introduced ClearConnect, a software-based telephone that runs on a PC, ClearConnect Talk-to-Agent, an e-commerce "touch-to-talk" Web call product, a line of IP voice terminals and IP soft phones that add IP telephony to the AXXESS and ECLIPSE(2) systems, and several other telephony-related products. During the past 12 months, sales of our AXXESS business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the InterPrise and related computer-telephony products, the AXXESS and ECLIPSE(2) systems, Encore products, new speech recognition and Interactive Voice Response products, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     In January 2001, we acquired certain assets and assumed certain liabilities of Convergent Technologies, Inc. In connection with the Convergent acquisition, we hired over 200 Convergent employees and opened eight Inter-Tel branch offices in previous Convergent locations. Among potential other risks and uncertainties, difficulties or risks associated with the Convergent acquisition include service and maintenance of competitors products, and the successful integration of employees, independent contractors and customers. Similar risks could apply to the recently completed McLeod acquisition.

     In July 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. In connection with this transaction, Inter-Tel assessed the fair value of the net assets of Inter-Tel.NET as of June 30, 2001 under FAS 121 to arrive at an adjustment to the remaining investment in Inter-Tel.NET. The charge recorded as of the close of the second quarter of 2001 totaled $5.4 million ($3.4 million after tax), associated with the impairment of Inter-Tel's investment in Inter-Tel.NET. The recording of this charge adversely affected our operating results for the second quarter of 2001. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet Technologies, Inc. (Vianet). Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock. As of March 31, 2002, we assessed the value of our investment in Vianet and we recorded an expense of $600,000 related to the write-down of this investment. Our financial condition will be adversely affected to the extent that the Vianet business is unsuccessful.

     During 1999, 2000 and 2001, Inter-Tel.NET also entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to have vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In the second quarter of 2001, Inter-Tel.NET notified the vendor of network and network equipment problems encountered due to vendor equipment and software recommended, supplied and financed by this vendor. Inter-Tel.NET requested that the vendor not only solve the problems, but also compensate Inter-Tel.NET for the problems and the resulting lost customers, lost revenues and lost profits. Pursuant to Inter-Tel's sale of 83% of Inter-Tel.NET, Comm-Services assumed the vendor lease and maintenance obligations and as such Inter-Tel has not recorded any liability for these obligations. However, the vendor has not released Inter-Tel from its guarantee of these obligations and Inter-Tel has not released the vendor from Inter-Tel's claims, nor did we assign our rights to these claims to Comm-Services. In April 2002, Inter-Tel received a notice letter from the financing affiliate of the Inter-tel.NET equipment vendor notifying Inter-Tel of default in lease payments due the financing affiliate. Subsequently, Inter-Tel responded to the affiliate advising them that Inter-Tel was not the Lessee of the equipment, the correct name and address of the Lessee of the equipment and the losses to Inter-Tel because of the non performance of the equipment and vendor related third party software providers' breach of contract. Our financial condition will be adversely affected to the extent that payments made under the guarantee exceed damages realized from our claim.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND MAY BE INFRINGING UPON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

     Our success depends upon our proprietary technology. We currently hold patents for seventeen (17) telecommunication and unified messaging products and have also applied to the U.S. Patent and Trademark Office for seven (7) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

     * PABX, IP and core systems providers such as Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Mitel, NEC, Nortel, Panasonic, Siemens, and Toshiba;
     * large data routing and convergence companies such as 3Com and Cisco Systems;
     * voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, Captaris (formerly
          AVT) and Lucent;
     * long distance services providers such as AT&T, MCI WorldCom, Qwest and Sprint;
     *    large  computer and software  corporations  such as IBM and Microsoft;
          and
     * regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

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

     We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products through third-party subcontractors located in the United States, the People's Republic of China, the United Kingdom and Mexico. The Encore system is manufactured by an OEM partner in the United Kingdom. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona and Poway, California facilities, including substantially all of the printed circuit boards used in the AXXESS and ECLIPSE(2) systems, as well as substantially all of the computer-telephony products purchased in the Executone acquisition. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. We cannot assure that we will not experience similar delays in the future.

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

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES HAS LENGTHENED OUR SALES CYCLES, WHICH MAY RESULT IN SIGNIFICANT SALES AND MARKETING EXPENSES.

     In the past few years, we introduced the AXXESS and ECLIPSE(2) ATM business communications system and networking software, which are typically sold to larger customers at a higher average selling price and often represent a significant communications infrastructure capital expenditure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

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

     As of March 31, 2002, Steven G. Mihaylo, Inter-Tel's Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 21.7% of the outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

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

THE EMERGING MARKET FOR IP NETWORK TELEPHONY IS SUBJECT TO MARKET RISKS AND UNCERTAINTIES THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSES.

     The market for IP network voice communications products is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that packet-switched voice networks will become widespread. Even if packet-switched voice networks become widespread in the future, we cannot assure you that our products, including the Inter-Tel InterPrise product line and IP telephony features of the AXXESS and ECLIPSE(2) systems, will successfully compete against other market players and attain broad market acceptance. Inter-Tel sold 83% of Inter-Tel.NET, an IP telephony provider, to Comm-Services in July 2001, and our remaining 17% investment was subsequently converted to approximately 10% interest in Vianet Technologies, Inc. via a merger between Comm-Services and Vianet. Accordingly, Inter-Tel continues to maintain an investment of 10% in Inter-Tel.NET through Vianet. Accordingly, our financial condition will be adversely affected if the Inter-Tel.NET/Vianet business is unsuccessful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS--NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held April 23, 2002 (the Annual Meeting). On March 25, 2002 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, to our security holders to solicit their votes regarding the following matters that were discussed at our Annual Meeting:

     1. Election of Directors: Steven G. Mihaylo, J. Robert Anderson, Jerry W. Chapman, Gary D. Edens and C. Roland Haden were elected to serve as directors until the 2003 Annual Meeting of Shareholders. The votes were as follows:

Nominee                     For:        Against:     Abstain:    Broker Non-Vote
-------                     ----        --------     --------    ---------------
Steven G. Mihaylo        17,748,456    3,703,364        --              --
J. Robert Anderson       21,121,096     330,724         --              --
Jerry W. Chapman         21,035,221     416,599         --              --
Gary D. Edens            21,260,661     191,159         --              --
C. Roland Haden          20,964,647     487,173         --              --

     2. Inter-Tel's shareholders voted on and approved five amendments (the "Amendments") to the Inter-Tel, Incorporated Director Stock Option Plan (the "Director Plan") that were previously approved by the Board of Directors.

          These Amendments consist of the following:

          * Increasing the term of the Director Plan from ten (10) years to twenty (20) years, thereby extending the period in which the Company's outside directors are eligible to receive option grants thereunder;
          * Including the "Service Provider" concept in the Director Plan in order to allow grantees under the plan to continue to vest and exercise his or her options so long as such grantee remains a director, employee or consultant of the Company;
          * Changing the date of the annual grant of options to grantees under the Director Plan from five (5) days after the date of the Board meeting held during the third quarter of each year to five
               (5) days after the date of the re-election of Eligible Directors (defined in the Director Plan) at the Company's Annual Meeting of Shareholders to be effective in 2002;
          * Increasing each option grant to Eligible Directors by 2,500 shares, from an option to purchase 5,000 shares to an option to purchase 7,500 shares in response to changes in the market for outside directors; and
          * Increasing the term of options granted under the Director Plan from five (5) years to ten (10) years, thereby extending the period in which optionees may exercise their option grants.

          The votes were as follows:

            For:              Against:           Abstain:        Broker Non-Vote
            ----              --------           --------        ---------------
         13,582,660          7,815,559            53,601                --

3. Inter-Tel's shareholders voted on and approved an amendment to the Inter-Tel, Incorporated Employee Stock Purchase Plan ("the "Purchase Plan") to increase the shares of Common Stock reserved for issuance under the Purchase Plan by 500,000 shares, bringing the total shares currently reserved for issuance under the Option Plan to 1,000,000 shares. The votes were as follows:

            For:              Against:           Abstain:        Broker Non-Vote
            ----              --------           --------        ---------------
         19,922,198          1,499,717            29,905                --

4. The shareholders also voted on and approved a proposal to ratify the appointment of Ernst & Young LLP to act as the independent auditors to audit our and our subsidiaries' financial statements for the year 2001. The votes were as follows:

            For:              Against:           Abstain:        Broker Non-Vote
            ----              --------           --------        ---------------
         21,085,940            346,096            19,784                --

ITEM 5. OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, in connection with the Company's annual meeting of shareholders, if a shareholder of the Company fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of shareholders, without any discussion of the matter in the proxy statement. Since the Company mailed its proxy statement for the 2002 annual meeting of shareholders on March 25, 2002, the deadline for receipt of any such shareholder proposal for the 2003 annual meeting of shareholders is February 8, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibits: None.
     Reports on Form 8-K: None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTER-TEL, INCORPORATED


May 13, 2002                            /s/ Steven G. Mihaylo
------------                            ----------------------------------------
                                        Steven G. Mihaylo
                                        Chairman of the Board, Chief Executive
                                        Officer and President


May 13, 2002                            /s/ Kurt R. Kneip
------------                            ----------------------------------------
                                        Kurt  R. Kneip
                                        Vice President and
                                        Chief Financial Officer