Form 10-Q
period 2002-06-30
INTER TEL INC
filed 2002-08-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED                          COMMISSION FILE NUMBER:

         JUNE 30, 2002                                     0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                 I.R.S. No. 86-0220994


                             1615 SOUTH 52ND STREET
                              TEMPE, ARIZONA 85281


                                 (480) 449-8900


                                  Common Stock
               (24,336,704 shares outstanding as of June 30, 2002)

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
                    INTER-TEL, INCORPORATED AND SUBSIDIARIES

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      3

         Condensed consolidated balance sheets--June 30, 2002
         and December 31, 2001                                                 3

         Condensed consolidated statements of operations--three and
         six months ended June 30, 2002 and June 30, 2001                      4

         Condensed consolidated statements of cash flows -- three and
         six months ended June 30, 2002 and June 30, 2001                      5

         Notes to condensed consolidated financial statements--June 30,
         2002                                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           28

PART II. OTHER INFORMATION                                                    29

         SIGNATURES                                                           31

PART I.  FINANCIAL INFORMATION
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        June 30,    December 31,
                                                          2002         2001
                                                        ---------    ---------
                                                       (Unaudited)    (Note A)
ASSETS
CURRENT ASSETS
    Cash and equivalents                                $  94,509    $  61,795
    Accounts receivable, less allowances of
    $12,612 in 2002 and $11,858 in 2001                    41,857       45,962
    Inventories, less allowances of $12,066 in
    2002 and $13,202 in 2001                               19,388       20,848
    Net investment in sales-leases                         13,418       13,799
    Income taxes receivable                                   256        3,257
    Deferred income taxes                                   8,884        8,467
    Prepaid expenses and other assets                       6,563        4,891
                                                        ---------    ---------
    TOTAL CURRENT ASSETS                                  184,875      159,019

PROPERTY, PLANT & EQUIPMENT                                23,631       23,905
GOODWILL, NET                                              17,730       13,711
PURCHASED INTANGIBLE ASSETS, NET                            4,781        4,948
NET INVESTMENT IN SALES-LEASES                             24,624       21,735
OTHER ASSETS                                                2,769        4,144
                                                        ---------    ---------
                                                        $ 258,410    $ 227,462
                                                        ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                    $  23,896    $  21,812
    Other current liabilities                              47,421       44,051
                                                        ---------    ---------
    TOTAL CURRENT LIABILITIES                              71,317       65,863

DEFERRED TAX LIABILITY                                     18,064       17,390
LEASE RECOURSE LIABILITY                                   10,496        8,890
RESTRUCTURING RESERVE                                       2,060        3,060
OTHER LIABILITIES                                           6,066        5,422

SHAREHOLDERS' EQUITY

Common Stock, no par value-authorized
100,000,000 shares; issued and outstanding -
24,336,704 shares at June 30, 2002 and
24,166,430 shares at December 31, 2001                    109,235      108,968
Less:  shareholder loans                                     (717)        (942)
Retained earnings                                          75,865       54,877
Accumulated other comprehensive income                        187          151
                                                        ---------    ---------
                                                          184,570      163,054
Less: Treasury stock at cost - 2,825,119 shares
in 2002 and 2,995,393 shares in 2001                      (34,163)     (36,217)
                                                        ---------    ---------

TOTAL SHAREHOLDERS' EQUITY                                150,407      126,837
                                                        ---------    ---------
                                                        $ 258,410    $ 227,462
                                                        ---------    ---------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except                                       Three Months               Six Months
per share amounts)                                         Ended June 30,            Ended June 30,
                                                       ----------------------    ----------------------
                                                          2002         2001         2002         2001
                                                       ---------    ---------    ---------    ---------
NET SALES                                              $  95,948    $ 103,836    $ 186,017    $ 197,539
Cost of sales                                             47,473       58,916       92,489      112,971
                                                       ---------    ---------    ---------    ---------
GROSS PROFIT                                              48,475       44,920       93,528       84,568

Research & development                                     4,538        4,412        8,855        8,551
Selling, general and administrative                       32,866       34,008       63,523       65,456
Amortization of goodwill                                      --          417           --          812
Amortization of purchased intangible assets                  269          212          526          424
Nonrecurring charge                                           --        5,357           --        5,357
                                                       ---------    ---------    ---------    ---------
                                                          37,673       44,406       72,904       80,600

                                                       ---------    ---------    ---------    ---------
OPERATING INCOME                                          10,802          514       20,624        3,968

Litigation settlement (net of costs except for
taxes)                                                       214           --       15,516           --
Interest and other income                                    513           47          953          214
Write-down of investment in Inter-Tel.NET/Vianet            (600)          --       (1,200)          --
Gain (loss) on foreign translation adjustments               284          (92)         200         (395)
Interest expense                                             (46)        (175)         (80)        (402)
                                                       ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                                11,167          294       36,013        3,385
INCOME TAXES                                               4,132          109       13,583        1,252
                                                       ---------    ---------    ---------    ---------

NET INCOME                                             $   7,035    $     185    $  22,430    $   2,133
                                                       ---------    ---------    ---------    ---------

NET INCOME PER SHARE-BASIC                             $    0.29    $    0.01    $    0.93    $    0.09
                                                       ---------    ---------    ---------    ---------

NET INCOME PER SHARE-DILUTED                           $    0.28    $    0.01    $    0.88    $    0.08
                                                       ---------    ---------    ---------    ---------

Average number of common shares
     Outstanding - Basic                                  24,269       24,389       24,224       24,944
                                                       ---------    ---------    ---------    ---------

Average number of common shares
     Outstanding - Diluted                                25,563       24,910       25,556       25,376
                                                       ---------    ---------    ---------    ---------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands, except                                             Three Months             Six Months
per share amounts)                                               Ended June 30,          Ended June 30,
                                                              --------------------    --------------------
                                                                2002        2001        2002        2001
                                                              --------    --------    --------    --------
OPERATING ACTIVITIES
Net income                                                    $  7,035    $    185    $ 22,430    $  2,133
Adjustments to reflect operating activities:
    Depreciation                                                 1,833       2,524       3,712       4,861
    Amortization of goodwill and purchased intangibles             269         629         526       1,237
    Amortization of patents included in R&D expenses                55          55         110         110
    Non-cash portion of nonrecurring charge                         --       5,357          --       5,357
    Provision for losses on receivables                          2,721       3,241       5,184       5,817
    Provision for inventory valuation                              146         375         (55)        909
    Decrease in other liabilities                                  861         226       1,325         833
    (Gain) loss on sale of property and equipment                  (40)         30         (25)         56
    Deferred income taxes                                          110       6,842         258       5,448
    Effect of exchange rate changes                               (245)         92          36         433
    Changes in operating assets and liabilities                 (2,706)      4,465       9,085         739
                                                              --------    --------    --------    --------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                                 10,039      24,021      42,586      27,933

INVESTING ACTIVITIES
    Additions to property and equipment                         (1,523)     (3,548)     (2,773)     (6,636)
    Proceeds from disposal of property and equipment               221          28         287          46
    Cash used in or refunded from acquisitions                      75        (573)     (7,925)    (12,093)
                                                              --------    --------    --------    --------

NET CASH USED IN INVESTING ACTIVITIES                           (1,227)     (4,093)    (10,411)    (18,683)

FINANCING ACTIVITIES
    Cash dividends paid                                           (483)       (260)       (932)       (520)
    Payments on term debt                                          (69)       (775)       (337)     (1,094)
    Treasury stock purchases                                        (5)    (13,202)         (5)    (27,343)
    Proceeds from term debt                                         --       2,292          --       3,387
    Proceeds from stock issued under the ESPP                      475         508         475         508
    Proceeds from exercise of stock options                      1,042         143       1,338         457
                                                              --------    --------    --------    --------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                            960     (11,294)        539     (24,605)

INCREASE (DECREASE) IN CASH
   AND EQUIVALENTS                                               9,772       8,634      32,714     (15,355)

CASH AND EQUIVALENTS AT BEGINNING
   OF PERIOD                                                    84,737       3,114      61,795      27,103
                                                              --------    --------    --------    --------
CASH AND EQUIVALENTS AT END OF
   PERIOD                                                     $ 94,509    $ 11,748    $ 94,509    $ 11,748
                                                              --------    --------    --------    --------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current period presentation.

ADOPTION OF ACCOUNTING STANDARDS. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. When we account for acquired businesses as purchases, we allocate purchase prices to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill.

     Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As of June 30, 2002 and December 31, 2001, we had the following intangible assets:

(in thousands)                               June 30, 2002     December 31, 2001
                                             -------------     -----------------
Goodwill                                        $24,557             $20,538
Less:  Accumulated Amortization                   6,827               6,827
                                                -------             -------
Goodwill, net                                    17,730              13,711

Purchased Intangible Assets                       6,240               5,770
Less:  Accumulated Amortization                   1,459                 822
                                                -------             -------
Purchased Intangible Assets, net                  4,781               4,948

Total Intangible Assets                          30,797              26,308
Less:  Accumulated Amortization                   8,286               7,649
                                                -------             -------
Total Intangible Assets, net                    $22,511             $18,659
                                                -------             -------

Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in income from continuing operations before income taxes of approximately $0.9 million and $1.8 million in the quarter and six months ended June 30, 2002, respectively.

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

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as of January 1, 2002, and determined that the carrying amount of our goodwill is not impaired. In addition, we will be reviewing our classification of intangible assets between goodwill and other identifiable intangibles. During the quarter ended June 30, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

RECENT ACCOUNTING PRONOUNCEMENT.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes a single accounting model, based on the framework established in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. The Company adopted SFAS 144 effective January 1, 2002. We do not expect the adoption of this standard to have a material impact on our operating results and financial condition.

NOTE B--EARNINGS PER SHARE AND DIVIDENDS

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options to which market price exceeds exercise price less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended              Six Months Ended
(In thousands, except                  -----------------------------   -----------------------------
per share amounts)                     June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                       -------------   -------------   -------------   -------------
Numerator: Net income                     $ 7,035         $   185         $22,430         $ 2,133
                                          =======         =======         =======         =======
Denominator:
  Denominator for basic earnings per
   share - weighted average shares         24,269          24,389          24,224          24,944

Effect of dilutive securities:
  Employee and director stock options       1,294             521           1,332             432
                                          -------         -------         -------         -------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions           25,563          24,910          25,556          25,376
                                          =======         =======         =======         =======

Basic earnings per share                  $  0.29         $  0.01         $  0.93         $  0.09
                                          =======         =======         =======         =======

Diluted earnings per share                $  0.28         $  0.01         $  0.88         $  0.08
                                          =======         =======         =======         =======

DIVIDEND POLICY. On July 23, 2002, our Board of Directors increased the cash dividend (the "cash dividend") from $0.02 to $0.03 for every share of Common Stock, payable quarterly to shareholders of record beginning September 30, 2001, with dividend payments to commence on or about 15 days after the end of each fiscal quarter. From December 31, 1997 through the third quarter of 2001, we paid quarterly cash dividends of $0.01 for every share of Common Stock to shareholders of record, and from December 31, 2001 through the second quarter of

2002, we paid quarterly cash dividends of $0.02 per share. We have made quarterly dividend payments for each quarter since the dividend was first declared in September 1997. Prior to the cash dividend, we had declared no cash dividends on our Common Stock since incorporation.

NOTE C - ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING CHARGES

MCLEOD. On January 24, 2002, we acquired certain assets of McLeodUSA Integrated Business Systems, Inc. ("McLeod") for cash plus the assumption of various specific liabilities and related acquisition costs. Inter-Tel acquired McLeod's voice customer base in Minnesota, Iowa and Colorado and DataNet operations in South Dakota, which also included the related accounts receivable, inventory and fixed assets along with assumption of scheduled specific liabilities for warranty and maintenance obligations. The aggregate purchase price of $8 million was allocated to the fair value of the assets and liabilities acquired. We recorded goodwill of approximately $4.0 million and other purchased intangible assets of $0.5 million, for a total of $4.5 million, in connection with the McLeod acquisition. The goodwill balance will be accounted for in accordance with SFAS 141 and 142. The balances included in the $0.5 million in other purchased intangible assets will be amortized over periods ranging from two to five years from the date of the acquisition. During the second quarter and six months ended June 30, 2002, the amortization of purchased intangible assets from McLeod was approximately $37,602 and $62,607, respectively.

INTER-TEL.NET/VIANET. On July 24, 2001, Inter-Tel sold 83% of its Inter-Tel.NET subsidiary to Comm-Services Corporation for a promissory note of $4.95 million, secured by Comm-Services stock, other marketable securities of the shareholders of Comm-Services and 100% of the net assets of Inter-Tel.NET. The marketable securities held as collateral may be exchanged for cash or other readily marketable assets as long as the fair market value of the collateral exceeds $2.5 million. Interest accruing under the note is due and payable from October 16, 2001 through July 15, 2002; then, a principal payment of $250,000 is due July 15, 2002, and thereafter monthly principal and interest payments are due based on 1% of collected monthly revenues from July 16, 2002 to October 15, 2002 and based on 2% of collected monthly revenues are due from October 16, 2002, until paid in full. We have notified Vianet (see discussion below regarding merger of Vianet with Comm-Services) of default in the payment of the $250,000 principal payment due under the note on July 15, 2002 and negotiations are ongoing for curing the default and/or modifying the payment terms under the note. Any funds due Vianet/Comm-Services for services rendered can be applied against the note. The note is fully due and payable on December 31, 2007, or earlier in certain circumstances.

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

Inter-Tel's management has not participated in the management of Inter-Tel.NET since the sale in July 2001. As a result, since July 24, 2001, we have accounted for the remaining Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock. The $4.95 million loan was assumed by Vianet and Inter-Tel continues to hold collateral from the former shareholders of Comm-Services. Inter-Tel will account for the remaining 10% investment in Vianet (formerly Comm-Services) using the cost method of accounting. The net investment in the note receivable and 10% interest in Vianet was recorded in other assets for approximately $3.7 million as of December 31, 2001. Inter-Tel assessed the value of this investment at March 31, 2002 and wrote-down this investment by $600,000 to approximately $3.1 million as of March 31, 2002. Inter-Tel assessed the value of this investment again at June 30, 2002 and wrote-down this investment by $600,000 to approximately $2.5 million as of June 30, 2002.

     During 1999, 2000 and 2001, Inter-Tel.NET entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to purchase vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In the second quarter of 2001, Inter-Tel.NET notified the vendor of network and network equipment problems encountered due to equipment and software recommended by the vendor, and supplied and financed by this vendor. Inter-Tel.NET requested that the vendor not only solve the problems, but also compensate Inter-Tel.NET for the problems and the resulting loss of customers, revenues and profits. Pursuant to Inter-Tel's sale of 83% of Inter-Tel.NET, Comm-Services assumed the vendor lease and maintenance obligations. However, the vendor has not released Inter-Tel from its guarantee of these obligations and Inter-Tel has not released the vendor from Inter-Tel's claims, nor did we assign our rights to these claims to Comm-Services. In April 2002, Inter-Tel received a notice letter from the financing affiliate of the Inter-Tel.NET equipment vendor notifying Inter-Tel of default in lease payments due the financing affiliate. Inter-Tel responded to the affiliate advising them that Inter-Tel was no longer the Lessee of the equipment, of the correct name and address of the Lessee of the equipment and of the losses to Inter-Tel because of the non performance of the equipment and vendor related third party software providers' breach of contract.

EXECUTONE RESTRUCTURING CHARGE. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly in 2002.

Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. We are liable for the lease on the Milford buildings through January 2005. Various furniture leases ran concurrently through March 2002. Other capital leases for computer and other equipment terminate on varying dates through September 2002. To date, we have entered into sublease agreements with third parties to sublease portions of the facility and equipment. The reserve for lease and other contractual obligations is identified in the table below.

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through June 30, 2002.

                                                                                              2002       RESERVE
                                           CASH/    RESTRUCTURING     2000        2001      ACTIVITY     BALANCE
               DESCRIPTION               NON-CASH       CHARGE      ACTIVITY    ACTIVITY    6/30/02     AT 6/30/02
               -----------               --------       ------      --------    --------    -------     ----------
PERSONNEL COSTS:
  Severance and termination costs          Cash       $  (1,583)    $  1,558     $     2     $    --     $    (23)
  Other Plant closure costs                Cash            (230)          30         200          --           --

LEASE TERMINATION AND OTHER
CONTRACTUAL OBLIGATIONS (NET OF
ANTICIPATED RECOVERY):
  Building and equipment leases            Cash          (7,444)       1,348       1,489       1,312       (3,295)
  Other contractual obligations            Cash          (1,700)          --       1,700          --           --

IMPAIRMENT OF ASSETS:
  Inventories                            Non-Cash        (3,454)       1,376         209         758       (1,111)
  Prepaid inventory and other expenses   Non-Cash        (2,485)       2,485          --          --           --
  Accounts receivable                    Non-Cash        (1,685)         521         245          --         (919)
  Fixed assets                           Non-Cash        (3,151)       2,942          --          15         (194)
  Net intangible assets                  Non-Cash       (29,184)      29,184          --          --           --
                                                      ---------     --------     -------     -------     --------
TOTAL                                                 $ (50,916)    $ 39,444     $ 3,845     $ 2,085     $ (5,542)
                                                      =========     ========     =======     =======     ========

NOTE D - SEGMENT INFORMATION

Inter-Tel adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions as to how to allocate resources and assess performance. Inter-Tel's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer.

We currently view our operations as primarily composed of two segments: (1) telephone systems, telecommunications software and hardware, and (2) local and long distance calling services. These services are provided through our direct sales offices and dealer network to business customers throughout the United States, Europe, Asia, Mexico and South America. As a result, financial information disclosed represents substantially all of the financial information related to our two principal operating segments. Results of operations for the local and long distance calling services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.

In addition to the two primary segments discussed above, the Inter-Tel.NET operations/investment, Inter-Tel's former IP long distance subsidiary, is separately disclosed as a business segment. The operations represented a more significant component of the consolidated operations in 2000 compared to prior years and had a significant impact on the revenues and net losses. On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. As a result, since July 24, 2001, we have accounted for the remaining 17% Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Inter-Tel.NET/Comm-Services was converted to approximately 10% of Vianet stock. Inter-Tel will account for the remaining 10% investment in Vianet (formerly Comm-Services) using the cost method of accounting. Inter-Tel assessed the value of this investment at March 31, 2002 and wrote-down this investment by $600,000 to approximately $3.1 million as of March 31, 2002. Inter-Tel assessed the value of this investment again at June 30, 2002 and wrote-down this investment by $600,000 to approximately $2.5 million.

For the quarters and six months ended June 30, 2002 and 2001, we generated income from business segments, including our investment in Inter-Tel.NET/Vianet, as follows:

                                                            THREE MONTHS ENDED JUNE 30, 2002
                                            -----------------------------------------------------------------
                                                                        RESALE OF
                                                                        LOCAL AND
                                                                          LONG
                                            PRINCIPAL   INTER-TEL.NET/  DISTANCE     LITIGATION
(In thousands, except per share amounts)     SEGMENT        VIANET      SERVICES     SETTLEMENT       TOTAL
                                            ---------     ---------     ---------     ---------     ---------
Net sales                                   $  88,815     $      --     $   7,133     $      --     $  95,948
Gross profit                                   45,905            --         2,570            --        48,475
Operating income                                9,315            --         1,487            --        10,802
Interest and other, net                           549          (600)          (37)          214           126
Gain on foreign translation adjustments           284            --            --            --           284
Interest expense                                  (46)           --            --            --           (46)
Net income (loss)                           $   6,367     $    (378)    $     914     $     131     $   7,034
Net income (loss) per diluted share (1)     $    0.25     $   (0.02)    $    0.04     $    0.01     $    0.28
Weighted average diluted shares (1)            25,563        24,269        25,563        25,563        25,563
Total assets                                $ 245,194     $      --     $  13,216     $      --     $ 258,410
Depreciation and amortization               $   2,138     $      --     $      20     $      --     $   2,158


                                                             THREE MONTHS ENDED JUNE 30, 2001
                                            -----------------------------------------------------------------
Net sales                                   $  89,723     $   8,174     $   5,938     $      --     $ 103,835
Gross profit (loss)                            44,745        (1,544)        1,764            --        44,965
Charge (see Note B)                                --        (5,357)           --            --        (5,357)
Operating income (loss)                         7,254        (7,704)          964            --           514
Interest and other, net                            80            (1)          (32)    $      --            47
Loss on foreign translation adjustments           (92)           --            --            --           (92)
Interest expense                                  (78)          (97)           --            --          (175)
Net income (loss)                           $   4,513     $  (4,915)    $     587            --     $     185
Net income (loss) per diluted share (1)     $    0.18     $   (0.20)    $    0.02            --     $    0.01
Weighted average diluted shares (1)            24,910        24,389        24,910            --        24,910
Depreciation and amortization                   2,231           936            41            --         3,208

(1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share when a net loss is recorded.

                                                             SIX MONTHS ENDED JUNE 30, 2002
                                            -----------------------------------------------------------------
                                                                        RESALE OF
                                                                        LOCAL AND
                                                                          LONG
                                            PRINCIPAL   INTER-TEL.NET/  DISTANCE     LITIGATION
(In thousands, except per share amounts)     SEGMENT        VIANET      SERVICES     SETTLEMENT       TOTAL
                                            ---------     ---------     ---------     ---------     ---------
Net sales                                   $ 172,094     $      --     $  13,923     $      --     $ 186,017
Gross profit (loss)                            89,501            --         4,027            --        93,528
Operating income                               18,611            --         2,014            --        20,625
Interest and other, net                         1,047        (1,200)          (95)       15,516        15,268
Gain on foreign translation adjustments           200            --            --            --           200
Interest expense                                  (80)           --            --           (80)
Net income (loss)                           $  12,481     $    (756)    $   1,209         9,496     $  22,430
Net income (loss) per diluted share (1)     $    0.49     $   (0.03)    $    0.05     $    0.37     $    0.88
Weighted average diluted shares (1)            25,556        24,224        25,556        25,556        25,556
Total assets                                $ 245,194     $      --     $  13,216     $      --     $ 258,410
Depreciation and amortization                   4,299            --            50            --         4,349

                                                             SIX MONTHS ENDED JUNE 30, 2001
                                            -----------------------------------------------------------------
Net sales                                   $ 172,412     $  12,772     $  12,354     $      --     $ 197,538
Gross profit (loss)                            86,442        (5,110)        3,236            --        84,568
Charge (see Note B)                                --        (5,357)           --            --        (5,357)
Operating income (loss)                        14,309       (12,195)        1,854            --         3,968
Interest and other, net                           324            (1)         (109)           --           214
Loss on foreign translation adjustments          (395)           --            --            --          (395)
Interest expense                                 (223)         (179)           --            --          (402)
Net income (loss)                           $   8,829     $  (7,796)    $   1,099     $      --     $   2,132
Net income (loss) per diluted share (1)     $    0.35     $   (0.31)    $    0.04     $      --     $    0.08
Weighted average diluted shares (1)            25,376        24,944        25,376            --        25,376
Total Assets                                $ 251,541     $ (31,438)    $   9,619            --     $ 229,722
Depreciation and amortization                   4,386         1,738            84            --         6,208

(1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share when a net loss is recorded.

Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $93.7 million or 98% of total revenues, and $101.2 million or 97.5% of total revenues for the quarters ended June 30, 2002 and 2001, respectively. Total revenues generated from U.S. customers totaled $181.1 million or 97.3% of total revenues, and $192.1 million or 97.2% of total revenues for the six months ended June 30, 2002 and 2001, respectively. Our revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the first six months of 2002 and 2001, revenues from customers located internationally accounted for 2.7% and 2.8% of total revenues, respectively.

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

OVERVIEW

     Inter-Tel, incorporated in 1969, is a single point of contact, full service provider of business communications systems, voice mail systems and networking applications. We market and sell voice processing and unified messaging software, call accounting software, Internet Protocol (IP) telephony software, computer-telephone integration (CTI) applications, long distance calling services and other communications services. Our products and services include the AXXESS by Inter-Tel and ECLIPSE2 by Inter-Tel business communication systems, with integrated voice processing and unified messaging systems, IP telephony voice and data routers, and ClearConnect Talk-to-Agent e-commerce software. We also provide maintenance, leasing and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market System under the symbol "INTL."

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of June 30, 2002, we had 52 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the UK and parts of Europe.

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

     The markets we serve are characterized by rapid technological change and evolving customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new products and applications. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of and enhancements to our AXXESS and ECLIPSE2 systems, including adding new applications, enhancing our IP convergence applications and IP telephones, developing Unified Messaging Software applications and expanding the telecommunications networking package to include networking over IP and frame relay networks. Over the last several years, we have also focused our research and development efforts on the development of our Unified Communicator software application, the ClearConnect SoftPhone and the related ClearConnect Talk-to-Agent web communications software. We are currently devoting resources to developing and enhancing the convergence products and applications for our AXXESS and ECLIPSE2 systems, supporting industry-standard VoIP protocols such as MGCP and SIP, enhancing our Unified Messaging Software, developing new speech-recognition and text-to-speech enabled applications, developing an advanced IVR and CT application development tool, enhancing the IP digital telephones, and enhancing our server-based PBX offerings.

     We offer to our customers a package of lease financing and other services under the name TotalSolution (formerly, Totalease). TotalSolution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                ---------------------------   -------------------------
                                                    2002         2001            2002         2001
                                                    -----        -----           -----        -----
NET SALES                                           100.0%       100.0%          100.0%       100.0%
Cost of sales                                        49.5         56.7            49.7         57.2
                                                    -----        -----           -----        -----
GROSS PROFIT                                         50.5         43.3            50.3         42.8

Research and development                              4.7          4.2             4.8          4.3
Selling, general and administrative                  34.2         32.8            34.1         33.1
Amortization                                          0.3          0.6             0.3          0.6
Nonrecurring charge                                    --          5.2              --          2.7
                                                    -----        -----           -----        -----
OPERATING INCOME                                     11.3          0.5            11.1          2.0

Litigation settlement (net of costs except
  for taxes                                           0.2           --             8.3           --
Interest and other income                             0.5          0.0             0.5          0.0
Write-down of investment in
  Inter-Tel.NET/Vianet                               (0.6)          --            (0.6)          --
Gain (loss) on foreign translation adjustments        0.3         (0.1)            0.1         (0.2)
Interest expense                                     (0.0)        (0.2)           (0.0)        (0.2)
                                                    -----        -----           -----        -----
Income before income taxes                           11.6          0.3            19.4          1.7
Income taxes                                          4.3          0.1             7.3          0.6
                                                    -----        -----           -----        -----
Net income                                            7.3%         0.2%           12.1%         1.1%
                                                    -----        -----           -----        -----

     Included in the table above for 2001 is a nonrecurring charge recorded in connection with the sale of the Company's interest in Inter-Tel.NET. The Company recorded a nonrecurring charge as of the close of the second quarter of $5.4 million ($3.4 million after tax) associated with the impairment of the Company's investment in Inter-Tel.NET. The impairment was measured by the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest in the net assets of Inter-Tel.NET. In 2001, the charge was recorded in operating income.

     NET SALES. Net sales for the second quarter of 2002 decreased 7.6% to $95.9 million, compared to $103.8 million in the second quarter of 2001, including the operations of Inter-Tel.NET in 2001. Since the sale of 83% of our interest in Inter-Tel.NET in July 2001, we have not recorded revenues or expenses from Inter-Tel.NET. By contrast, net sales attributable to Inter-Tel.NET operations were $7.9 million for the second quarter of 2001. Excluding sales from Inter-Tel.NET in the second quarter of 2001, net sales in 2002 increased 0.1% compared to 2001. Net sales decreased 5.8% to $186.0 million in the first six months of 2002, compared to $197.5 million in the first six months of 2001. By contrast, net sales attributable to Inter-Tel.NET operations were $12.3 million for the first six months of 2001. Excluding sales from Inter-Tel.NET in the first six months of 2001, net sales in 2002 increased 0.4% compared to 2001. Since July 24, 2001, the date of the sale of 83% of Inter-Tel.NET, we have used the cost method of accounting for our remaining investment in Vianet (company that merged with Inter-Tel.NET/Comm-Services).

     The second quarter decrease in net sales was primarily attributable to the sale of 83% of Inter-Tel.NET in July 2001. As noted above, sales from operations excluding Inter-Tel.NET increased slightly in 2002 compared to 2001. We experienced decreased sales of business telephone systems through our direct sales offices and government and national accounts group during the second quarter of 2002, offset in part from sales generated by the McLeod offices we acquired at the end of January 2002. In this regard, for the quarter ended June 30, 2002, sales from the direct sales offices, government and national accounts, and from wholesale distribution decreased approximately $2.3 million compared to 2001. Although 2002 net sales increased slightly excluding the operations of Inter-Tel.NET in 2001, our 2002 net sales were negatively impacted by delayed customer buying decisions related to deterioration in macroeconomic conditions and increased competitive pressures. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions that we offered to customers to generate sales resulted in lower revenues.

     Sales from our network services group, including NetSolutions and Network Services agency, increased $2.6 million, and sales from our leasing operations increased by $99,000 in the second quarter of 2002 compared to 2001. These increases were offset by sales decreases of $341,000 attributable to foreign operations. Please refer to Note D of Notes to Consolidated Financial Statements for additional segment reporting information.

     GROSS PROFIT. Gross profit for the second quarter of 2002 increased 7.9% to $48.5 million, or 50.5% of net sales, from $44.9 million, or 43.3% of net sales including Inter-Tel.NET, in the second quarter of 2001. Excluding Inter-Tel.NET, gross profit increased 4.3% in the second quarter of 2002 to $48.5 million, or 50.5% of net sales compared to $46.5 million, or 48.5% of net sales, in the second quarter of 2001. Gross profit increased 10.6% to $93.5 million, or 50.3% of net sales, in the first six months of 2002 compared to $84.6 million, or 42.8% of net sales, in the first six months of 2001 including Inter-Tel.NET. Excluding Inter-Tel.NET, gross profit for the six months ended June 30, 2002 increased 4.3% to $93.5 million, or 50.3% of net sales, compared to $89.7 million, or 48.4% of net sales, in the first six months of 2001. The increase in gross profit as a percentage of sales (or gross margin) was primarily attributable to the sale of 83% of Inter-Tel.NET, which generated negative margins in 2001. Inter-Tel.NET generated negative gross profit of $(1.5 million) and $(5.1 million), in the second quarter and six months ended June 30, 2001, respectively.

     The increases in gross profit as a percentage of sales (or gross margin) were also attributable to cost reductions, including reduced costs from suppliers on products sold, implementation of design improvements into the manufacturing process and efficiencies achieved from a higher percentage of orders placed via the Internet. We also generated a higher percentage of sales from recurring revenues on sales to existing business telephone customers, which improved margins based on lower materials costs. Margins also improved despite competitive pricing pressures throughout the business and despite increased sales from long distance services, which generate lower margins compared to sales of business telephone software and systems. Our gross margins may vary in the future depending on a number of factors, including the mix of products sold and services provided, the mix of new systems sales relative to recurring revenues from our existing customer base, the mix of sales through direct sales offices and dealer network, as well as macroeconomic and competitive influences.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2002 increased 2.9% to $4.5 million, or 4.7% of net sales, compared to $4.4 million, or 4.2% of net sales, for the second quarter of 2001. Research and development expenses increased 3.6% to $8.9 million, or 4.8% of net sales, in the first six months of 2002 compared to $8.6 million, or 4.3% of net sales, in the first six months of 2001. These increases were primarily attributable to increased expenses associated with engineering personnel we hired in connection with our purchase of assets from Mastermind Technologies, Inc. in October 2001. Research and development expenses also increased as a result of development associated with enhancing convergence features, applications and devices on our AXXESS and ECLIPSE2 communications platforms, as well as development of voice-enabled vertical market applications. We expect that for the foreseeable future research and development expenses will increase sequentially in absolute dollars as we continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, excluding amortization, for the second quarter of 2002 decreased 3.4% to $32.9 million, or 34.2% of net sales, compared to $34.0 million, or 32.8% of net sales, for the second quarter of 2001. Selling, general and administrative expenses decreased 3.0% to $63.5 million, or 34.1% of net sales, in the first six months of 2002 compared to $65.5 million, or 33.1% of net sales, in the first six months of 2001. The decreases in absolute dollars for the quarter and six months ended June 30, 2002 were primarily due to lower net sales, reflecting in part the sale of 83% of Inter-Tel.NET in July 2001. Excluding the operations of Inter-Tel.NET in 2001, selling, general and administrative expenses for the second quarter of 2002 decreased 1.2% compared to $33.3 million, or 34.7% of net sales, in 2001. Excluding the operations of Inter-Tel.NET in 2001, selling, general and administrative expenses for the six months ended June 30, 2002 decreased 0.5% compared to $63.8 million, or 34.5% of net sales, in 2001.

     Selling, general and administrative expenses also decreased in absolute dollars as a result of a lower percentage of total sales generated through our direct sales offices and government and national accounts divisions. We expect that selling, general and administrative expenses will continue to increase in absolute dollars, but may vary in the future as a percentage of net sales.

     AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of June 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS 142, see "Adoption of Accounting Standard" in Note A of Notes to the Condensed Consolidated Financial Statements.

     Amortization of purchased intangible assets included in operating expenses was $269,000 in the second quarter of 2002, compared to $212,000 in the second quarter of 2001. Amortization of purchased intangible assets included in operating expenses was $526,000 for the six months ended June 30, 2002, compared to $424,000 for the six months ended June 30, 2001. The increases in the amortization of purchased intangible assets for the second quarter and six months ended June 30, 2002 compared to the same periods in 2001 were primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note A "Adoption of Accounting Standard" and Note C "Acquisitions, Dispositions and Restructuring Charges " to the Condensed Consolidated Financial Statements.

     NONRECURRING CHARGE. In connection with the sale of our interest in Inter-Tel.NET in July 2001, we recorded a nonrecurring charge as of the close of the second quarter of $5.4 million ($3.4 million after tax) associated with the impairment of the Company's investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest in the net assets of Inter-Tel.NET.

     LITIGATION SETTLEMENT. In May 2001, Inter-Tel entered into an agreement to submit to binding arbitration a lawsuit we filed in 1996. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a gross cash award of $20 million in February 2002. Direct costs for attorney's fees, expert witness costs, arbitration costs and additional costs and expenses, totaled approximately $4.7 million in the first quarter 2002, excluding income taxes, for a net award of approximately $15.3 million. In the second quarter of 2002, the estimated costs to Inter-Tel were adjusted by $214,000. Accordingly, the estimated net proceeds from this arbitration settlement were approximately $15.5 million pre-tax and $9.5 million after taxes, or $0.37 per diluted share for the six months ended June 30, 2002.

     INTEREST AND OTHER INCOME. Other income in of 2002 included an expense of approximately $600,000 and $1.2 million, related to the write-down of Inter-Tel's investment in Inter-Tel.NET/Vianet for the second quarter and six months ended June 30, 2002, respectively. Other than the write-downs, both periods consisted primarily of interest income and foreign exchange rate gains and losses. Income from interest increased in 2002 compared to 2001 based on a higher level of invested funds, due in part to cash received from the litigation settlement noted above, offset by expenditures relating to the McLeod acquisition. During the first six months of 2002, we recognized foreign exchange rate gains of $200,000, an improvement of $595,000 compared to losses of $395,000 in 2001. Interest expense was $80,000 in the first six months of 2002, a decrease of $322,000 compared to $402,000 in 2001.

     INCOME TAXES. Our income tax rate for the first six months of 2002 increased to 37.7% compared to 37.0% for 2001. The rate increased primarily as a result of higher marginal tax rates anticipated from the receipt of the cash litigation settlement award. We expect the full-year 2002 tax rate to be slightly higher than the tax rate effective for 2001.

     NET INCOME/(LOSS). Net income for the second quarter was $7.0 million ($0.28 per diluted share) compared to net income of $185,000 ($0.01 per diluted share) for the second quarter of 2001, including the 2002 litigation settlement adjustment and 2001 nonrecurring charge noted above associated with the Inter-Tel.NET operations. Net income for the six months ended June 30, 2002 was $22.4 million ($0.88 per diluted share), including the 2002 litigation settlement, compared to net income of $2.1 million ($0.08 per diluted share) for the second quarter of 2001, including the 2001 nonrecurring charge associated with the Inter-Tel.NET operations.

     Excluding the 2002 litigation settlement adjustment and 2001 operations of Inter-Tel.NET, we reported net income of $6.9 million, or $0.27 per diluted share in the second quarter of 2002, compared to net income of $5.1 million, or $0.20 per diluted share, in the second quarter of 2001. Excluding the 2002 litigation settlement and 2001 operations of Inter-Tel.NET, we reported net income of $12.9 million, or $0.51 per diluted share in the first six months of 2002, compared to net income of $9.9 million, or $0.39 per diluted share, in the first six months of 2001. These increases in both periods are the result of higher gross profit and increased operating efficiencies.

INFLATION/CURRENCY FLUCTUATION

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been moved to domestic sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and Asia and elsewhere could result in higher international sales as a percentage of total revenues; however, international revenues are currently not a significant component of our consolidated operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had $94.5 million in cash and equivalents, which represented an increase of approximately $32.7 million from our cash position as of December 31, 2001. We maintain a $10 million unsecured, revolving line of credit with Bank One, N.A. that is available through June 1, 2003. Under this credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. Inter-Tel received a gross cash award of $20 million in February 2002 in settlement of a dispute submitted to binding arbitration. Costs relating to attorney's fees, expert witnesses, and arbitration and additional costs and expenses, totaled approximately $4.5 million in the first six months of 2002, resulting in a net award of $15.5 million before income taxes. During the first six months of 2002, $7.9 million of available cash, net, was used to fund acquisitions. During the first six months of 2001, approximately $27.3 million of available cash was used to repurchase our common stock and an additional $12.1 million of available cash was used to fund acquisitions. Of the $12.1 million used in the first six months of 2001 to fund acquisitions, $6.0 million was subsequently returned to us from an escrow account in the third quarter of 2001 to reduce the net cash used in the Convergent acquisition. The remaining cash balances and credit facility may be used for potential acquisitions, strategic alliances, working capital, stock repurchases and/or general corporate purposes.

     Net cash provided by operating activities totaled $42.6 million for the six months ended June 30, 2002, compared to cash provided by operating activities of $27.9 million for the same period in 2001. Cash provided by operating activities in 2002 was primarily the result of cash generated from operations, including non-cash depreciation and amortization charges of $3.7 million, as well as proceeds from the litigation settlement discussed above. Cash generated by the change in operating assets and liabilities in 2002 was $8.1 million, compared to $739,000 in 2001. At June 30, 2002, we achieved lower accounts receivable and inventory than at December 31, 2001, which was primarily a result of close management of receivables and inventory. Net cash provided by operating activities was partially offset by increases in prepaid expenses at June 30, 2002, primarily reflecting amounts assumed from the McLeod acquisition. We expect to expand sales through our direct sales office and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable and inventories.

     Net cash used in investing activities totaled $10.4 million for the six months ended June 30, 2002, compared to $18.7 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, net cash used in acquisitions totaled approximately $7.9 million and capital expenditures approximately $2.8 million. During the first six months of 2001, net cash used in acquisitions totaled approximately $12.1 million, $10.6 million of which was attributable to the Convergent acquisition. Of the $12.1 million used in the first six months of 2001 to fund acquisitions, $6.0 million was subsequently returned to us from an escrow account in the third quarter of 2001 to reduce the net cash used in the Convergent acquisition. Capital expenditures totaled approximately $6.6 million in the first six months of 2001, $3.8 million of which was attributable to assets used in the Inter-Tel.NET network, 83% of which was disposed of in July 2001. We anticipate incurring additional capital expenditures during the remainder of 2002, principally relating to expenditures for equipment and management information systems, facilities expansion and acquisition activities.

     Net cash provided by financing activities totaled $539,000 in the six months ended June 30, 2002, compared to net cash used in financing activities of $24.6 million for the same period in 2001. Net cash proceeds from the exercise of stock options and stock issued under our Employee Stock Purchase Plan totaled $1.8 million and $965,000 in the first six months of 2002 and 2001, which was offset in each period by cash used for dividends totaling approximately $932,000 and $520,000. During 2002, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less that the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a reduction to retained earnings. During the first six months of 2001, we purchased treasury stock using approximately $27.3 million. We issued long-term debt, net of repayments, of $2.3 million in 2001 primarily in the form of long-term capital leases to support capital additions to Inter-Tel.NET prior to our divestiture of our majority ownership in July 2001.

     We offer to our customers lease financing and other services, including our TotalSolution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolution program in part through the sale to financial institutions of rental income streams under the leases. Resold TotalSolution rentals totaling $203.0 million and $202.7 million remained unbilled at June 30, 2002 and December 31, 2001, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers on a limited recourse basis and, accordingly, maintain reserves based on loss experience and past due accounts. Although to date we have been able to resell the rental streams from leases under the TotalSolution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realizes losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

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

     When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel has performed the first of the required impairment tests for goodwill as of January 1, 2002 and has determined that the carrying amount of goodwill is not impaired.

     Inter-Tel has adopted SFAS 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 has resulted in an increase in income from continuing operations before income taxes of approximately $0.9 million in 2002 as of the six months ended June 30, 2002.

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

     INVENTORIES. We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need, or excess. We currently consider all inventory that has no activity within one year as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand, product life-cycles, changing technologies and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. At June 30, 2002, our inventory reserves were $12.1 million of our $31.5 million gross inventories. If actual customer demand, product life-cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

     During the past few years, we enhanced our transparent networking and voice and data convergence capabilities on our AXXESS and ECLIPSE2 systems, introduced our Encore product and introduced our Unified Communicator software application. In 2000, we introduced ClearConnect, a software-based telephone that runs on a PC, ClearConnect Talk-to-Agent, an e-commerce "touch-to-talk" Web call product, a line of IP voice terminals and IP soft phones that add IP telephony to the AXXESS and ECLIPSE2 systems, and several other telephony-related products. During the past 12 months, sales of our AXXESS and ECLIPSE2 business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of our voice and data convergence features, new computer-telephony products, Encore products, new speech recognition and Interactive Voice Response products, continued popularity and sales of the AXXESS and ECLIPSE2 systems, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future, or will maintain current levels of sales.

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

     In January 2002, we acquired selected assets and liabilities of McLeodUSA, Inc. (McLeod). In connection with the McLeod acquisition, we hired approximately 100 McLeod employees and opened two Inter-Tel branch offices in previous McLeod locations. While we have integrated most of the operations, we cannot predict whether we will be able to fully integrate the employees and business of McLeod into our operations successfully.

     In July 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. In connection with this transaction, Inter-Tel assessed the fair value of the net assets of Inter-Tel.NET as of June 30, 2001 under FAS 121 to arrive at an adjustment to the remaining investment in Inter-Tel.NET. The charge recorded as of the close of the second quarter of 2001 totaled $5.4 million ($3.4 million after tax), associated with the impairment of Inter-Tel's investment in Inter-Tel.NET. The recording of this charge adversely affected our operating results for the second quarter of 2001. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet Technologies, Inc. (Vianet). Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock. As of March 31, 2002, we assessed the value of our investment in Vianet and we recorded an expense of $600,000 related to the write-down of this investment. Inter-Tel assessed the value of this investment again at June 30, 2002 and wrote-down this investment by $600,000 to approximately $2.5 million. We recently notified Vianet of default in principal payment of $250,000 due under a note issued to us by Comm-Services, and we are currently negotiating with Comm-Services/Vianet to cure this default and/or to modify the terms of payment under this note. Our financial condition will be adversely affected to the extent that the Vianet business is unsuccessful.

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

     During 1999, 2000 and 2001, Inter-Tel.NET also entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to have vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In the second quarter of 2001, Inter-Tel.NET notified the vendor of network and network equipment problems encountered due to vendor equipment and software recommended, supplied and financed by this vendor. Inter-Tel.NET requested that the vendor not only solve the problems, but also compensate Inter-Tel.NET for the problems and the resulting lost customers, lost revenues and lost profits. Pursuant to Inter-Tel's sale of 83% of Inter-Tel.NET, Comm-Services assumed the vendor lease and maintenance obligations. However, the vendor has not released Inter-Tel from its guarantee of these obligations and Inter-Tel has not released the vendor from Inter-Tel's claims, nor did we assign our rights to these claims to Comm-Services. In April 2002, Inter-Tel received a notice letter from the financing affiliate of the Inter-tel.NET equipment vendor notifying Inter-Tel of default in lease payments due the financing affiliate. Subsequently, Inter-Tel responded to the affiliate advising them that Inter-Tel was not the lessee of the equipment, of the correct name and address of the current lessee of the equipment and of the losses to Inter-Tel because of the non performance of the equipment and vendor related third party software providers' breach of contract. Our financial condition will be adversely affected to the extent that payments made under the guarantee exceed damages realized from our claim.

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

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to continue to be consolidation in our markets, which could lead to increased price competition and other forms of competition that could cause our business to suffer.

OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS FOR KEY COMPONENTS AND OUR INCREASING DEPENDENCE ON CONTRACT MANUFACTURERS COULD IMPAIR OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES IN A TIMELY AND COST-EFFECTIVE MANNER.

     We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products through third-party subcontractors located in the United States, the People's Republic of China, the United Kingdom and Mexico. The Encore system is manufactured by an OEM partner in the United Kingdom. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian currently manufactures a significant portion of our products at Varian's Tempe, Arizona facility, including substantially all of the printed circuit boards used in the AXXESS and ECLIPSE2 systems. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. We cannot assure that we will not experience similar delays in the future.

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

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. For example, our inability to retain key executives of Executone following our Executone acquisition impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. Moreover, our operating results will be impaired if we lose a substantial number of key employees from recent acquisitions. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES HAS LENGTHENED OUR SALES CYCLES, WHICH MAY RESULT IN SIGNIFICANT SALES AND MARKETING EXPENSES.

     In the past few years, we introduced new versions of, or completed significant upgrades to, the AXXESS and ECLIPSE2 ATM business communications system and networking software, which are typically sold to larger customers at a higher average selling price and often represent a significant communications infrastructure capital expenditure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

OUR OPERATING RESULTS HAVE HISTORICALLY DEPENDED ON A NUMBER OF FACTORS, AND THESE FACTORS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE IN THE FUTURE.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

     *    volume and timing of orders received during the quarter;
     *    gross margin fluctuations associated with the mix of products sold;
     *    the mix of distribution channels;
     *    general economic conditions;
     *    patterns of capital spending by customers;
     * the timing of new product announcements and releases by us and our competitors;
     *    pricing pressures,
     * the ability to resell lease income streams to third party financial institutions,
     * the cost and effect of acquisitions, including the Executone, Convergent and McLeod acquisitions; and
     * the availability and cost of products and components from our suppliers.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, IMPAIRING YOUR ABILITY TO SELL YOUR SHARES AT OR ABOVE PURCHASE PRICE.

     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

     *    announcements of developments relating to our business;
     *    fluctuations in our operating results;
     * shortfalls in revenue or earnings relative to securities analysts' expectations;
     *    changes in the national or worldwide economy;
     * announcements of technological innovations or new products or enhancements by us or our competitors;
     *    short interest in our common stock;
     * announcements of acquisitions or planned acquisitions of other companies or businesses;
     * investors' reactions to acquisition announcements or our forecasts of future results;
     *    general conditions in the telecommunications industry;
     *    the market for Internet-related products and services;
     * changes in legislation or regulation affecting the telecommunications industry;
     *    an outbreak of hostilities or terrorist acts;
     * developments relating to our and third party intellectual property rights; and
     *    changes in our relationships with our customers and suppliers.

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

OUR CHAIRMAN OF THE BOARD OF DIRECTORS, CEO AND PRESIDENT CONTROLS 22.3% OF OUR COMMON STOCK AND IS ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL.

     As of June 30, 2002, Steven G. Mihaylo, Inter-Tel's Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 21.9% of the outstanding shares of the common stock. On July 3, Mr. Mihaylo exercised each of his remaining 144,000 stock options; accordingly, as of July 3, 2002, Mr. Mihaylo beneficially owned approximately 22.3% of the outstanding shares of Inter-Tel's common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

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

GOVERNMENT REGULATION OF THIRD PARTY LONG DISTANCE AND NETWORK SERVICE ENTITIES ON WHICH WE RELY MAY HARM OUR BUSINESS.

     Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide network services to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure that the increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which we have minimum use requirements and/or costs. The market for long distance services is experiencing, and is expected to continue to experience significant price competition, and this may cause a decrease in end-user rates. We cannot assure you that we will meet minimum use commitments, that all timely or complete tariff filings will be met, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable long distance and network services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling or unable to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own long distance and network services will be harmed. Carriers that provide telecommunications services to us may also experience financial difficulties, up to and including bankruptcies, which could harm our ability to offer telecommunications services.

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

LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our TotalSolutions program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental income streams under the leases. Upon the sale of the rental income streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See "Liquidity and Capital Resources" in Management's Discussion and Analysis for more information regarding our lease portfolio and financing.

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

INTER-TEL, INCORPORATED AND SUBSIDIARIES
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in litigation and arbitration matters incidental to our business, and as part of normal business operations. Inter-Tel Integrated Systems, Inc. (IISI), a wholly-owned subsidiary of Inter-Tel, Incorporated, recently received a complaint filed in the Arizona Federal District Court by a former reseller of Vocal'Net and Axxess products in the UK, alleging that IISI caused monetary damages to the dealer by denying it the ability to resell a large amount of Vocal'Net product to a specified customer. We do not believe that we have any liability for the alleged damages to this reseller and we are vigorously defending ourselves in this matter. If we are found to be liable, we do not believe that we would incur any material losses as damages.

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER

The voting results of our Annual Meeting of Shareholders dated April 23, 2002 were reported in the Company's Form 10-Q filed May 14, 2002.

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

On August 14, 2002 our Audit Committee of the Board of Directors approved the audit and non-audit related services performed by Ernst & Young, LLP, our independent auditors through August 14, 2002 and preapproved such services to be performed in fiscal year 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     Exhibit 3.1:   Articles of Incorporation, as amended (1)

     Exhibit 3.2:   By-laws, as amended (2)

     Exhibit 99.1: Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2: Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).
     (2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

     Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTER-TEL, INCORPORATED


Date: August 14, 2002                   /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President


Date: August 14, 2002                   /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President
                                        and Chief Financial Officer