Form 10-Q
period 2002-09-30
INTER TEL INC
filed 2002-11-08
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        For the quarter ended                       Commission File Number:
          September 30, 2002                                0-10211


                             INTER-TEL, INCORPORATED


   Incorporated in the State of Arizona              I.R.S. No. 86-0220994


                               1615 S. 52nd Street
                              Tempe, Arizona 85281

                                 (480) 449-8900


                                  Common Stock
            (24,643,095 shares outstanding as of September 30, 2002)

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

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets-- September 30, 2002
         and December 31, 2001                                               3

         Condensed consolidated statements of operations-- three and
         nine months ended September 30, 2002 and September 30, 2001         4

         Condensed consolidated statements of cash flows -- three and
         nine months ended September 30, 2002 and September 30, 2001         5

         Notes to condensed consolidated financial statements -
         September 30, 2002                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         29

Item 4.  Controls and Procedures                                            29

PART II. OTHER INFORMATION                                                  30

         SIGNATURES                                                         31

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
(In thousands, except share amounts)                      2002          2001
                                                       ---------     ---------
                                                      (Unaudited)     (Note A)
ASSETS
CURRENT ASSETS
  Cash and equivalents                                 $ 108,200     $  61,795
  Accounts receivable, less allowances of $12,712
    in 2002 and $11,858 in 2001                           43,959        45,962
  Inventories, less allowances of $11,172 in 2002
    and $13,202 in 2001                                   16,140        20,848
  Net investment in sales-leases                          13,697        13,799
  Income taxes receivable                                  1,735         3,257
  Deferred income taxes                                    9,672         8,467
  Prepaid expenses and other assets                        5,664         4,891
                                                       ---------     ---------
     TOTAL CURRENT ASSETS                                199,067       159,019

PROPERTY, PLANT & EQUIPMENT                               24,197        23,905
GOODWILL, NET                                             17,734        13,711
PURCHASED INTANGIBLE ASSETS, NET                           4,456         4,948
NET INVESTMENT IN SALES-LEASES                            23,694        21,735
OTHER ASSETS                                               2,772         4,144
                                                       ---------     ---------
                                                       $ 271,920     $ 227,462
                                                       ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                     $  24,626     $  21,812
  Other current liabilities                               46,060        44,051
                                                       ---------     ---------
     TOTAL CURRENT LIABILITIES                            70,686        65,863

DEFERRED TAX LIABILITY                                    20,366        17,390
LEASE RECOURSE LIABILITY                                  10,618         8,890
RESTRUCTURING RESERVE                                      2,060         3,060
OTHER LIABILITIES                                          6,261         5,422

SHAREHOLDERS' EQUITY
Common Stock, no par value-authorized 100,000,000
  shares; issued - 27,161,823 shares; outstanding -
  24,643,095 shares at September 30, 2002 and
  24,166,430 shares at December 31, 2001                 110,673       108,968
Less: shareholder loans                                     (338)         (942)
Retained earnings                                         81,740        54,877
Accumulated other comprehensive income                       317           151
                                                       ---------     ---------
                                                         192,392       163,054
Less: Treasury stock at cost - 2,518,728 shares in
  2002 and 2,995,393 shares in 2001                      (30,463)      (36,217)
                                                       ---------     ---------

TOTAL SHAREHOLDERS' EQUITY                               161,929       126,837
                                                       ---------     ---------
                                                       $ 271,920     $ 227,462
                                                       ---------     ---------

See accompanying notes

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except                                    Three Months              Nine Months
per share amounts)                                   Ended September 30,       Ended September 30,
                                                   ----------------------    ----------------------
                                                      2002         2001         2002         2001
                                                   ---------    ---------    ---------    ---------
NET SALES                                          $  96,665    $  93,487    $ 282,682    $ 291,025
Cost of sales                                         47,615       50,211      140,104      163,181
                                                   ---------    ---------    ---------    ---------
GROSS PROFIT                                          49,050       43,276      142,578      127,844

Research & development                                 4,871        4,445       13,726       12,996
Selling, general and administrative                   32,194       31,626       95,717       97,082
Amortization of goodwill                                  --          431           --        1,243
Amortization of purchased intangible assets              269          212          795          636
Nonrecurring charge                                       --           --           --        5,357
                                                   ---------    ---------    ---------    ---------
                                                      37,334       36,714      110,238      117,314
                                                   ---------    ---------    ---------    ---------

OPERATING INCOME                                      11,716        6,562       32,340       10,530

Litigation settlement (net of costs except for
  taxes)                                                  --           --       15,516           --
Interest and other income                                411          294        1,364          508
Write-down of investment in Inter-Tel.NET/Vianet          --           --       (1,200)          --
Gain (loss) on foreign translation adjustments            73          140          273         (255)
Interest expense                                         (34)         (51)        (114)        (453)
                                                   ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                            12,166        6,945       48,179       10,330
INCOME TAXES                                           4,623        2,568       18,206        3,820

                                                   ---------    ---------    ---------    ---------
NET INCOME                                         $   7,543    $   4,377    $  29,973    $   6,510
                                                   ---------    ---------    ---------    ---------

NET INCOME PER SHARE-BASIC                         $    0.31    $    0.18    $    1.23    $    0.26

NET INCOME PER SHARE-DILUTED                       $    0.29    $    0.18    $    1.17    $    0.26
                                                   ---------    ---------    ---------    ---------

Average number of common shares
  Outstanding - Basic                                 24,544       23,949       24,331       24,612

Average number of common shares
  Outstanding - Diluted                               26,033       24,804       25,715       25,185
                                                   ---------    ---------    ---------    ---------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Three Months              Nine Months
(In thousands)                                              Ended September 30,      Ended September 30,
                                                          ----------------------    ----------------------
                                                             2002         2001        2002          2001
                                                          ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
Net income                                                $   7,543    $   4,377    $  29,973    $   6,510
Adjustments to reflect operating activities:
  Depreciation                                                1,753        2,047        5,465        6,908
  Amortization of goodwill and purchased intangibles            269          643          796        1,879
  Amortization of patents included in R&D expenses               55           55          166          166
  Non-cash portion of nonrecurring charge                        --           --           --        5,357
  Provision for losses on receivables                         2,747        3,062        7,931        8,879
  Provision for inventory valuation                             607          232          902        1,141
  Increase in other liabilities                                 379          807        1,705        1,640
  (Gain) loss on sale of property and equipment                  77          (34)          53           21
  Deferred income taxes                                       1,514        7,525        1,772       12,972
  Effect of exchange rate changes                               130           28          166          461
  Changes in operating assets and liabilities                (1,547)       9,363        7,184       10,104
                                                          ---------    ---------    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    13,527       28,105       56,113       56,038

INVESTING ACTIVITIES
  Additions to property and equipment                        (2,406)      (1,107)      (5,178)      (7,743)
  Proceeds from disposal of property and equipment                3           41          289           87
  Cash refunded from (used in) acquisitions                      13        6,000       (7,912)      (6,093)
                                                          ---------    ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (2,390)       4,934      (12,801)     (13,749)

FINANCING ACTIVITIES
  Cash dividends paid                                          (521)        (222)      (1,454)        (742)
  Payments on term debt                                         (75)        (327)        (412)      (1,420)
  Treasury stock purchases                                       (6)      (1,337)         (11)     (28,680)
  Proceeds from term debt                                        --           --           --        3,387
  Proceeds from stock issued under the ESPP                      --           --          475          508
  Proceeds from exercise of stock options                     3,156          411        4,495          867
                                                          ---------    ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           2,554       (1,475)       3,093      (26,080)
                                                          ---------    ---------    ---------    ---------

INCREASE IN CASH AND EQUIVALENTS                             13,691       31,564       46,405       16,209

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  94,509       11,748       61,795       27,103
                                                          ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS AT END OF PERIOD                     $ 108,200    $  43,312    $ 108,200    $  43,312
                                                          ---------    ---------    ---------    ---------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform to the current period presentation.

ADOPTION OF ACCOUNTING STANDARDS. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). When we account for acquired businesses as purchases, we allocate purchase prices to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, any excess purchase price over the fair value of the net assets acquired is allocated to goodwill.

     Prior to January 1, 2002, we amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, we began accounting for goodwill under the provisions of SFAS Nos. 141 and 142. As of September 30, 2002 and December 31, 2001, we had the following intangible assets:

(in thousands)                           September 30, 2002    December 31, 2001
                                         ------------------    -----------------
Goodwill                                       $24,561              $20,538
Less: Accumulated Amortization                   6,827                6,827
                                               -------              -------
Goodwill, net                                   17,734               13,711

Purchased Intangible Assets                      6,240                5,770
Less: Accumulated Amortization                   1,784                  822
                                               -------              -------
Purchased Intangible Assets, net                 4,456                4,948

Total Intangible Assets                         30,801               26,308
Less: Accumulated Amortization                   8,611                7,649
                                               -------              -------
Total Intangible Assets, net                   $22,190              $18,659
                                               -------              -------

Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in income before income taxes of approximately $0.4 million and $1.3 million in the quarter and nine months ended September 30, 2002, respectively.

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

We have tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests for goodwill as of January 1, 2002, and determined that the carrying amount of our goodwill is not impaired. During the quarter ended September 30, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended               Nine Months Ended
(In thousands, except                      ------------------------------  ------------------------------
per share amounts)                         Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002  Sept. 30, 2001
                                           --------------  --------------  --------------  --------------
Numerator: Net income                          $ 7,543        $ 4,377         $29,973          $ 6,510
                                               =======        =======         =======          =======
Denominator:
  Denominator for basic earnings per
  share - weighted average shares               24,544         23,949          24,331           24,612

Effect of dilutive securities:
  Employee and director stock options            1,489            855           1,384              573
                                               -------        -------         -------          -------
Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions                26,033         24,804          25,715           25,185
                                               =======        =======         =======          =======

Basic earnings per share                       $  0.31        $  0.18         $  1.23          $  0.26
                                               =======        =======         =======          =======

Diluted earnings per share                     $  0.29        $  0.18         $  1.17          $  0.26
                                               =======        =======         =======          =======

DIVIDEND POLICY. On July 23, 2002, our Board of Directors increased the cash dividend (the "cash dividend") from $0.02 to $0.03 for every share of Common Stock, payable quarterly to shareholders of record beginning September 30, 2002, with dividend payments to commence on or about 15 days after the end of each fiscal quarter. From December 31, 1997 through the third quarter of 2001, we paid quarterly cash dividends of $0.01 for every share of Common Stock to shareholders of record, and from December 31, 2001 through the second quarter of 2002, we paid quarterly cash dividends of $0.02 per share. We have made quarterly dividend payments for each quarter since the dividend was first declared in September 1997. Prior to the cash dividend, we had declared no cash dividends on our Common Stock since incorporation.

NOTE C - ACQUISITIONS, DISPOSITIONS AND NONRECURRING CHARGES

MCLEOD. On January 24, 2002, we acquired certain assets of McLeodUSA Integrated Business Systems, Inc. ("McLeod") for cash plus the assumption of various specific liabilities and related acquisition costs. Inter-Tel acquired McLeod's voice customer base in Minnesota, Iowa and Colorado and DataNet operations in South Dakota, which also included the related accounts receivable, inventory and fixed assets along with assumption of scheduled specific liabilities for warranty and maintenance obligations. The aggregate purchase price of $7.9 million was allocated to the fair value of the assets and liabilities acquired.

We recorded goodwill of approximately $4.0 million and other purchased intangible assets of $0.5 million, for a total of $4.5 million, in connection with the McLeod acquisition. The goodwill balance will be accounted for in accordance with SFAS 141 and 142. The balances included in the $0.5 million in other purchased intangible assets will be amortized over periods ranging from two to five years from the date of the acquisition. During the third quarter and nine months ended September 30, 2002, the amortization of purchased intangible assets from McLeod was approximately $38,000 and $100,000, respectively.

INTER-TEL.NET/VIANET. On July 24, 2001, Inter-Tel sold 83% of its Inter-Tel.NET subsidiary to Comm-Services Corporation for a promissory note of $4.95 million, secured by Comm-Services stock, other marketable securities of the shareholders of Comm-Services and 100% of the net assets of Inter-Tel.NET. Inter-Tel's management has not participated in the management of Inter-Tel.NET since the sale in July 2001. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock. The $4.95 million note was assumed by Vianet and Inter-Tel maintains its collateral interests as set forth above. Inter-Tel has accounted for the remaining 10% investment in Vianet (formerly Comm-Services) using the cost method of accounting.

The net investment in the note receivable and 10% interest in Vianet was recorded in other assets for approximately $3.7 million as of December 31, 2001. Inter-Tel assessed the value of this investment at March 31, 2002 and wrote-down this investment by $600,000 to approximately $3.1 million as of March 31, 2002. Inter-Tel assessed the value of this investment again at June 30, 2002 and wrote-down this investment by $600,000 to approximately $2.5 million as of June 30, 2002. A principal payment of $250,000 was due September 22, 2001. Interest accruing under the note was due and payable from October 16, 2001 through July 15, 2002; thereafter monthly principal and interest payments were due based on 1% of collected monthly revenues from July 16, 2002 to October 15, 2002 and based on 2% of collected monthly revenues are due from October 16, 2002, until paid in full. The note is fully due and payable on December 31, 2007, or earlier in certain circumstances.

The marketable securities held as collateral may be exchanged for cash or other readily marketable assets. At all times, the fair market value of the collateral securities are required to equal or exceed $2.5 million, in addition to the collateral value of Vianet stock and the net assets of Inter-Tel.NET. Some of the underlying securities have been transferred to cash or marketable securities and this collateral has fallen to $2.3 million. The debtor is required under the agreement to cure this deficiency by contributing cash for other readily marketable assets sufficient to raise the total collateral to $2.5 million, and we are currently pursuing enforcement of this agreement provision. We have notified Vianet (see discussion regarding merger of Vianet with Comm-Services) of default in the payment of the $250,000 principal payment due under the note on September 22, 2001 and negotiations are ongoing for curing the default and/or modifying the payment terms under the note and pledging additional collateral to make up the collateral shortfall in marketable securities. Any funds due to Vianet/Comm-Services for services rendered can be and have been applied to the note, interest due on the note or other payments due to Inter-Tel.

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

Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. We are liable for the lease on the Milford buildings through January 2005. Various furniture leases ran concurrently through March 2002. Other capital leases for computer and other equipment terminated on varying dates through September 2002. To date, we have entered into sublease agreements with third parties to sublease portions of the facility and equipment. The reserve for lease and other contractual obligations is identified in the table below.

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through September 30, 2002.

(in thousands)                                                                                   2002        Reserve
                                          Cash/         Restructuring    2000        2001      Activity      Balance
          Description                    Non-Cash          Charge      Activity    Activity     9/30/02     At 9/30/02
          -----------                    --------          ------      --------    --------     -------     ----------
Personnel Costs:
  Severance and termination costs          Cash           $ (1,583)    $ 1,558       $  2         $ 10           $ (13)
  Other Plant closure costs                Cash               (230)         30        200           --              --

Lease termination and other contractual
obligations (net of anticipated
recovery):
  Building and equipment leases            Cash             (7,444)      1,348      1,489        1,946          (2,661)
  Other contractual obligations            Cash             (1,700)         --      1,700           --              --

Impairment of Assets:
  Inventories                            Non-Cash           (3,454)      1,376        209        1,540            (329)
  Prepaid inventory and other expenses   Non-Cash           (2,485)      2,485         --           --              --
  Accounts receivable                    Non-Cash           (1,685)        521        245           38            (881)
  Fixed assets                           Non-Cash           (3,151)      2,942         --           53            (156)
  Net intangible assets                  Non-Cash          (29,184)     29,184         --           --              --

Total                                                    $ (50,916)   $ 39,444    $ 3,845      $ 3,587        $ (4,040)

NOTE D - SEGMENT INFORMATION

Inter-Tel adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions as to how to allocate resources and assess performance. Inter-Tel's chief decision-maker, as defined under SFAS 131, is the Chief Executive Officer.

We currently view our operations as primarily composed of two segments: (1) telephone systems, telecommunications software and hardware, and (2) local and long distance calling services. These products and services are provided through our direct sales offices and dealer network to business customers throughout the United States, Europe, Asia and Mexico. As a result, financial information disclosed represents substantially all of the financial information related to our two principal operating segments. Results of operations for the local and long distance calling services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.

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

For the quarters and nine months ended September 30, 2002 and 2001, we generated income from business segments, including our investment in Inter-Tel.NET/Vianet, as follows:

                                                                       Three Months Ended September 30, 2002
                                                     ---------------------------------------------------------------------
                                                                                    Resale of
                                                                                    Local and
                                                                                       long
                                                     Principal    Inter-Tel.NET/    distance        Litigation
(In thousands, except per share amounts)              Segment        Vianet         services        Settlement     Total
                                                      -------        ------         --------        ----------     -----
Net sales                                            $  88,842            --       $   7,823        $      --    $  96,665
Gross profit                                            46,802            --           2,248               --       49,050
Operating income                                        10,680            --           1,036               --       11,716
Interest and other, net                                    369            --              42               --          411
Gain on foreign translation adjustments                     73            --              --               --           73
Interest expense                                           (34)           --              --               --          (34)
Net income                                               6,875            --             668               --        7,543
Net income per diluted share                              0.26            --            0.03               --         0.29
Weighted average diluted shares                         26,033        26,033          26,033               --       26,033
Total assets                                           257,383            --          14,537               --      271,920
Depreciation and amortization                            2,062            --              15               --        2,077

                                                                        Three Months Ended September 30, 2001
                                                     ---------------------------------------------------------------------
                                                                                    Resale of
                                                                                    Local and
                                                                                       long
                                                     Principal    Inter-Tel.NET/    distance        Litigation
(In thousands, except per share amounts)              Segment        Vianet         services        Settlement     Total
                                                      -------        ------         --------        ----------     -----
Net sales                                            $  85,526     $   1,214       $   6,747        $      --    $  93,487
Gross profit (loss)                                     36,588          (482)          7,170               --       43,276
Operating income                                         6,719          (923)            766               --        6,562
Interest and other, net                                    261             6              27               --          294
Gain on foreign translation adjustments                    140            --              --               --          140
Interest expense                                           (49)            0              (2)              --          (51)
Net income (loss)                                        4,457          (578)            498               --        4,377
Net income (loss) per diluted share (1)                   0.18         (0.02)           0.02               --         0.18
Weighted average diluted shares (1)                     24,804        23,949          24,804               --       24,804
Total assets                                           208,960            --          10,030               --      218,990
Depreciation and amortization                            2,450           256              38               --        2,744


                                                                        Nine Months Ended September 30, 2002
                                                     ---------------------------------------------------------------------
Net sales                                            $ 260,936            --       $  21,746        $      --    $ 282,682
Gross profit                                           136,303            --           6,275               --      142,578
Charge (see Note B)                                         --            --              --               --           --
Operating income                                        29,453            --           2,887               --       32,340
Interest and other, net                                  1,254        (1,200)            110           15,516       15,680
Gain on foreign translation adjustments                    273            --              --               --          273
Interest expense                                          (114)           --              --               --         (114)
Net income (loss)                                       19,365          (756)          1,868            9,496       29,973
Net income (loss) per diluted share (1)                    .75         (0.03)           0.07             0.37         1.17
Weighted average diluted shares (1)                     25,715        24,331          25,715           25,715       25,715
Total Assets                                           257,383            --          14,537               --      271,920
Depreciation and amortization                            6,362            --              65               --        6,427


                                                                        Nine Months Ended September 30, 2001
                                                     ---------------------------------------------------------------------
                                                                                    Resale of
                                                                                    Local and
                                                                                       long
                                                     Principal    Inter-Tel.NET/    distance        Litigation
(In thousands, except per share amounts)              Segment        Vianet         services        Settlement     Total
                                                      -------        ------         --------        ----------     -----
Net sales                                            $ 257,938     $  13,986       $  19,101        $      --    $ 291,025
Gross profit (loss)                                    128,625        (5,592)          4,811               --      127,844
Charge (see Note B)                                         --        (5,357)             --               --       (5,357)
Operating income                                        21,172       (13,118)          2,476               --       10,530
Interest and other, net                                    448            (1)             61               --          508
Loss on foreign translation adjustments                   (255)           --              --               --         (255)
Interest expense                                          (278)         (173)             (2)              --         (453)
Net income (loss)                                       13,325        (8,379)          1,564               --        6,510
Net income (loss) per diluted share (1)                   0.53         (0.34)           0.06               --         0.26
Weighted average diluted shares (1)                     25,185        24,612          25,185               --       25,185
Total assets                                           208,960            --          10,030               --      218,990
Depreciation and amortization                            6,836         1,994             122               --        8,952

(1) Options that are antidilutive are not included in the computation of diluted earnings per share when a net loss is recorded.

Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $94.3 million or 97.5% of total revenues, and $91.2 million or 97.6% of total revenues for the quarters ended September 30, 2002 and 2001, respectively. Total revenues generated from U.S. customers totaled $275.3 million or 97.4% of total revenues, and $283.3 million or 97.4% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Our revenues from international sources were primarily generated from customers located in the United Kingdom, Europe, Asia and South America. In the first nine months of 2002 and 2001, revenues from customers located internationally accounted for 2.6% and 2.6% of total revenues, respectively.

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

OVERVIEW

     Inter-Tel, incorporated in 1969, is a leading provider in the United States of business enterprise telephone systems and related software applications. We market and sell call processing, voice processing, unified messaging, Internet Protocol (IP) telephony, networking, productivity-enhancing CRM and IVR, voice recognition and related Computer Telephone (CT) integration software and applications. Inter-Tel resells long distance calling services and is also in the managed services and voice and data convergence market, with a line of voice and data routers, IP phones and e-commerce Web software, which allow Inter-Tel to handle networked applications as large as 40,000 ports. Our products and services include the AXXESS by Inter-Tel, ECLIPSE(2) by Inter-Tel and Encore by Inter-Tel business communication systems, with integrated software and applications listed above. We also provide maintenance, leasing and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market System under the symbol "INTL."

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of September 30, 2002, we had 52 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the UK and parts of Europe.

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

     Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the costs and effects of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter have been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively.

     The markets we serve are characterized by rapid technological change and evolving customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new products and applications. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of and enhancements to our AXXESS and ECLIPSE(2) systems, including adding new applications, enhancing our IP convergence applications and IP telephones, developing Unified Messaging Software applications and enhancing our telecommunications networking package. Over the last several years, we have also focused our research and development efforts on the development of our Unified Communicator software application, call center and IVR applications, the ClearConnect SoftPhone and the related ClearConnect Talk-to-Agent web communications software. We are currently devoting resources to developing and enhancing the convergence products and applications for our AXXESS and ECLIPSE(2) systems, supporting industry-standard VoIP protocols such as MGCP and SIP and enhancing our Unified Messaging Software. In addition, we are developing new speech-recognition and text-to-speech enabled applications, developing advanced IVR and CT applications, enhancing our IP digital telephones, and enhancing our server-based PBX offerings.

       We offer to our customers a package of lease financing and other services under the name TotalSolution (formerly Totalease). TotalSolution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data of the Company expressed as a percentage of net sales for the periods indicated:

                                                Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                ----------------------------   ---------------------------
                                                      2002          2001            2002          2001
                                                     -----         -----           -----         -----
NET SALES                                            100.0%        100.0%          100.0%        100.0%
Cost of sales                                         49.3          53.7            49.6          56.1
                                                     -----         -----           -----         -----

GROSS PROFIT                                          50.7          46.3            50.4          43.9

Research and development                               5.0           4.8             4.9           4.5
Selling, general and administrative                   33.3          33.8            33.9          33.4
Amortization of goodwill                                --           0.5              --           0.4

Amortization of purchased intangible assets            0.3           0.2             0.3           0.2
Nonrecurring charge                                     --            --              --           1.8
                                                     -----         -----           -----         -----

OPERATING INCOME                                      12.1           7.0            11.4           3.6

Litigation settlement (net of costs except
  for taxes                                             --            --             5.5            --
Interest and other income                              0.4           0.3             0.5           0.2
Write-down of investment in
  Inter-Tel.NET/Vianet                                  --            --            (0.4)           --

Gain (loss) on foreign translation adjustments         0.1           0.1             0.1          (0.1)
Interest expense                                      (0.0)         (0.1)           (0.0)         (0.2)
                                                     -----         -----           -----         -----
Income before income taxes                            12.6           7.4            17.0           3.5
Income taxes                                           4.8           2.7             6.4           1.3
                                                     -----         -----           -----         -----
Net income                                             7.8%          4.7%           10.6%          2.2%
                                                     -----         -----           -----         -----

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

     NET SALES. Net sales for the third quarter of 2002 increased 3.4% to $96.7 million, compared to $93.5 million in the third quarter of 2001, including the operations of Inter-Tel.NET through July 24, 2001. Since the sale of 83% of our interest in Inter-Tel.NET in July 2001, we have not recorded operating revenues or expenses from Inter-Tel.NET. Net sales attributable to Inter-Tel.NET operations were $1.6 million for the third quarter of 2001. Excluding sales from Inter-Tel.NET in the third quarter of 2001, net sales in 2002 increased 5.2% compared to $91.8 million in 2001. Net sales decreased 2.9% to $282.7 million in the first nine months of 2002, compared to $291.0 million in the first nine months of 2001. Net sales attributable to Inter-Tel.NET operations were $14.0 million for the first seven months of 2001. Excluding sales from Inter-Tel.NET in the first nine months of 2001, net sales in 2002 increased 2.0% compared to 2001. Since July 24, 2001, the date of the sale of our 83% interest in Inter-Tel.NET, we have used the cost method of accounting for our remaining investment in Vianet (which merged with Inter-Tel.NET's successor entity, Comm-Services).

     The third quarter increase in net sales was primarily attributable to sales from our network services group and acquired McLeod operations. The increases were largely offset because, as discussed above, the 2002 results included no revenues from the operations of Inter-Tel.NET. For the third quarter of 2002, we experienced an increase of $2.6 million in sales of business telephone software, systems and related data products on a combined basis through our direct sales offices, government and national accounts and wholesale distribution compared to 2001. Sales from McLeod operations represented an increase of approximately $5.9 million in the third quarter of 2002 compared to 2001. Although net sales increased slightly, our 2002 net sales were negatively impacted by delayed customer buying decisions related to deterioration in macroeconomic conditions and increased competitive pressures. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions that we offered to customers to generate sales resulted in lower revenues.

     Sales from our network services group, including NetSolutions and Network Services agency, increased $1.5 million, and sales from our leasing operations increased by $575,000 in the third quarter of 2002 compared to 2001. These increases were largely offset by sales decreases of $1.6 million attributable to the sale of our interest in Inter-Tel.NET in the third quarter of 2001. Please refer to Note D of Notes to Consolidated Financial Statements for additional segment reporting information.

     GROSS PROFIT. Gross profit for the third quarter of 2002 increased 13.3% to $49.1 million, or 50.7% of net sales, from $43.3 million, or 46.3% of net sales in the third quarter of 2001, which included operating results for Inter-Tel.NET. Excluding Inter-Tel.NET results, gross profit increased 12.1% in the third quarter of 2002, compared to $43.8 million, or 47.6% of net sales in the third quarter of 2001. Gross profit increased 11.5% to $142.6 million, or 50.4% of net sales, in the first nine months of 2002 compared to $127.8 million, or 43.9% of net sales, in the first nine months of 2001 including Inter-Tel.NET. Excluding Inter-Tel.NET, gross profit for the nine months ended September 30, 2002 increased 6.9%, compared to $133.4 million, or 48.2% of net sales, in the first nine months of 2001. The increase in gross profit as a percentage of sales (or gross margin) was primarily attributable to the sale of our 83% interest in Inter-Tel.NET, which generated negative margins in 2001. Inter-Tel.NET generated negative gross profit of $(482,000) and $(5.6 million), in the third quarter and nine months ended September 30, 2001, respectively.

     The increases in gross profit as a percentage of sales (or gross margin) were also attributable to a higher amount of software in system solutions, cost reductions, including reduced costs from suppliers on products sold, implementation of design improvements into the manufacturing process and efficiencies achieved from a higher percentage of orders placed using the Internet. We also generated a higher percentage of sales from recurring revenues on sales to existing business telephone customers, which improved margins because of lower materials costs. Margins also improved despite competitive pricing pressures throughout the business and despite increased sales from long distance services, which generate lower margins compared to sales of business telephone software and systems. Our gross margins may vary in the future depending on a number of factors, including the mix of products sold and services provided, the mix of new systems sales relative to recurring revenues from our existing customer base, the mix of sales through direct sales offices and dealer network, as well as macroeconomic and competitive influences.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 2002 increased 9.6% to $4.9 million, or 5.0% of net sales, compared to $4.4 million, or 4.8% of net sales, for the third quarter of 2001. Research and development expenses increased 5.6% to $13.7 million, or 4.9% of net sales, in the first nine months of 2002 compared to $13.0 million, or 4.5% of net sales, in the first nine months of 2001. These increases were primarily attributable to increased expenses associated with engineering personnel we hired in connection with our purchase of assets from Mastermind Technologies, Inc. in October 2001. Research and development expenses also increased as a result of development associated with enhancing convergence features, software solutions and applications and devices on our AXXESS by Inter-Tel and ECLIPSE2 by Inter-Tel communications platforms, as well as development of voice-enabled and speech recognition vertical market applications, including the Unified Communicator application. We expect that for the foreseeable future research and development expenses will increase sequentially in absolute dollars as we continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses, excluding amortization, for the third quarter of 2002 increased 1.8% to $32.2 million, compared to $31.6 million, for the second quarter of 2001. However, these expenses decreased as a percentage of net sales to 33.3% of net sales in the third quarter of 2002 compared to 33.8% of net sales in 2001. Selling, general and administrative expenses, excluding amortization, decreased 1.4% to $95.7 million, or 33.9% of net sales, in the first nine months of 2002, compared to $97.1 million, or 33.4% of net sales, in the first nine months of 2001. The increase in absolute dollars for the quarter ended September 30, 2002 was primarily due to higher net sales compared to the same period in 2001. The decrease in absolute dollars for the nine months ended September 30, 2002 compared to 2001 was primarily due to lower net sales for the 2002 period, reflecting in part the sale of our 83% interest in Inter-Tel.NET in July 2001.

     Excluding the operations of Inter-Tel.NET in 2001, selling, general and administrative expenses for the third quarter of 2002 increased 3.2% compared to $31.2 million, or 34.0% of net sales, in 2001. Excluding the operations of Inter-Tel.NET in 2001, selling, general and administrative expenses for the nine months ended September 30, 2002 increased 0.7% compared to $95.0 million, or 34.3% of net sales, in 2001.

     Selling, general and administrative expenses also increased in absolute dollars as a result of a higher percentage of total sales generated through our direct sales offices and government and national accounts divisions, including the acquired McLeod operations in January 2002. In addition to reduced expenses attributable to the sale of Inter-Tel.NET in 2001, selling, general and administrative expenses decreased as a percentage of net sales in 2002 compared to 2001, due in part to lower depreciation and bad debt costs relative to total sales. In addition, the growth in sales from the resale of long distance calling services and Datanet products led to lower selling, general and administrative costs relative to total sales. We expect that for the foreseeable future selling, general and administrative expenses will increase sequentially in absolute dollars as we continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS. We adopted SFAS No. 142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of September 30, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS 142, see "Adoption of Accounting Standard" in Note A of Notes to the Condensed Consolidated Financial Statements.

     Amortization of purchased intangible assets included in operating expenses was $269,000 in the third quarter of 2002, compared to $212,000 in the second quarter of 2001. Amortization of purchased intangible assets included in operating expenses was $795,000 for the nine months ended September 30, 2002, compared to $636,000 for the nine months ended September 30, 2001. The increases in the amortization of purchased intangible assets for the quarter and nine months ended September 30, 2002 compared to the same periods in 2001 were primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note A
"Adoption of Accounting Standard" and Note C "Acquisitions, Dispositions and Restructuring Charges " to the Condensed Consolidated Financial Statements.

     NONRECURRING CHARGE. In connection with the sale of our interest in Inter-Tel.NET in July 2001, we recorded a nonrecurring charge as of the close of the second quarter of 2001 of $5.4 million ($3.4 million after tax) associated with the impairment of the Company's investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest in the net assets of Inter-Tel.NET.

     LITIGATION SETTLEMENT. In May 2001, Inter-Tel entered into an agreement to submit to binding arbitration a lawsuit we filed in 1996. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a gross cash award of $20 million in February 2002. Direct costs for attorney's fees, expert witness costs, arbitration costs and additional payments and expenses, totaled approximately $4.5 million in the first nine months of 2002, excluding income taxes, for a net award of approximately $15.5 million. The estimated net proceeds from this arbitration settlement were approximately $9.5 million after taxes, or $0.37 per diluted share for the nine months ended September 30, 2002.

     INTEREST AND OTHER INCOME. Other income in of 2002 included an expense of approximately $1.2 million related to the write-down of Inter-Tel's investment in Inter-Tel.NET/Vianet in the first six months of 2002, but no additional expenses were recorded in the third quarter of 2002. Other than the write-down, other income in all periods consisted primarily of interest income and foreign exchange rate gains and losses. Interest income increased approximately $724,000 in the nine months ended September 30, 2002 compared to 2001 based on a higher level of invested funds, due in part to cash received from the litigation settlement noted above, offset by expenditures relating to the McLeod acquisition. During the first nine months of 2002, we recognized foreign exchange rate gains of $273,000, an improvement of $528,000 compared to losses of $255,000 in 2001. Interest expense was $114,000 in the first nine months of 2002, a decrease of $339,000 compared to $453,000 in 2001.

     INCOME TAXES. Our income tax rate for the first nine months of 2002 increased to 37.8% compared to 37.0% for 2001. The rate increased primarily as a result of higher marginal tax rates anticipated from the receipt of the cash litigation settlement award. We expect the full-year 2002 tax rate to be higher than the tax rate effective for 2001.

     NET INCOME/(LOSS). Net income for the third quarter was $7.5 million ($0.29 per diluted share) compared to net income of $4.4 million ($0.18 per diluted share) for the third quarter of 2001, including the 2001 Inter-Tel.NET operations. Net income for the nine months ended September 30, 2002 was $30.0 million ($1.17 per diluted share), including the 2002 litigation settlement, compared to net income of $6.5 million ($0.26 per diluted share) for the first nine months of 2001, including the 2001 nonrecurring charge and Inter-Tel.NET operations.

     Excluding the 2001 operations of Inter-Tel.NET, we reported net income of $7.5 million, or $0.29 per diluted share in the third quarter of 2002, compared to net income of $5.0 million, or $0.20 per diluted share, in the third quarter of 2001. Excluding the 2002 litigation settlement and 2001 operations of Inter-Tel.NET, we reported net income of $20.5 million, or $0.80 per diluted share in the first nine months of 2002, compared to net income of $14.9 million, or $0.59 per diluted share, in the first nine months of 2001. These increases in both periods are the result of higher gross profit and increased operating efficiencies.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had $108.2 million in cash and cash equivalents, which represented an increase of approximately $46.4 million from our cash position as of December 31, 2001. We maintain a $10 million unsecured, revolving line of credit with Bank One, N.A. that is available through June 1, 2003. Under this credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. Inter-Tel received a gross cash award of $20 million in February 2002 in settlement of a dispute submitted to binding arbitration. Costs relating to attorney's fees, expert witnesses, and arbitration and additional costs and expenses, totaled approximately $4.5 million in the first nine months of 2002, resulting in a net award of $15.5 million before income taxes. During the first nine months of 2002, $7.9 million of available cash, net, was used to fund acquisitions. During the first nine months of 2001, approximately $28.7 million of available cash was used to repurchase our common stock and an additional $6.1 million of available cash, net, was used to fund acquisitions. In the first nine months of 2001, $12.1 million of available cash was used to fund acquisitions, of which $6.0 million was subsequently returned to us from an escrow account to reduce the net cash used in the Convergent acquisition. Proceeds from the exercise of stock options yielded an increase in net cash of $4.5 million for the first nine months of 2002, compared to $867,000 for the nine months ended September 30, 2001. The remaining cash balances and credit facility may be used for potential acquisitions, strategic alliances, working capital, stock repurchases and/or general corporate purposes.

     Net cash provided by operating activities totaled $56.1 million for the nine months ended September 30, 2002, compared to cash provided by operating activities of $56.0 million for the same period in 2001. Cash provided by operating activities in 2002 was primarily the result of cash generated from operations, including non-cash depreciation and amortization charges of $6.4 million, as well as proceeds from the litigation settlement discussed above. Cash generated by the change in operating assets and liabilities in 2002 was $7.2 million, compared to $10.1 million in 2001. Of the $7.2 million change in operating assets and liabilities, $1.7 million was due to the tax benefits from the exercise of the stock options. At September 30, 2002, we achieved lower accounts receivable and inventory than at December 31, 2001, which was primarily a result of close management of receivables and inventory. At September 30, 2002, cash generated by the change in net deferred taxes was $1.8 million, compared to $13.0 million in 2001. Net cash provided by operating activities was partially offset by increases in prepaid expenses at September 30, 2002, primarily reflecting amounts assumed from the McLeod acquisition. We expect to expand sales through our direct sales office and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable and inventories.

     Net cash used in investing activities totaled $12.8 million for the nine months ended September 30, 2002, compared to $13.7 million for the same period in 2001. During the nine months ended September 30, 2002, net cash used in acquisitions totaled approximately $7.9 million and capital expenditures approximately $5.2 million, compared to net cash used in acquisitions of approximately $6.1 million in the first nine months of 2001. Capital expenditures totaled approximately $7.7 million in the first nine months of 2001, $3.8 million of which was attributable to assets used in the Inter-Tel.NET network, 83% of which was disposed of in July 2001. We anticipate incurring additional capital expenditures during the remainder of 2002, principally relating to expenditures for equipment and management information systems, facilities expansion and acquisition activities.

     Net cash provided by financing activities totaled $3.1 million in the nine months ended September 30, 2002, compared to net cash used in financing activities of $26.1 million for the same period in 2001. Net cash proceeds from the exercise of stock options and stock issued under our Employee Stock Purchase Plan totaled $5.0 million and $1.4 million in the first nine months of 2002 and 2001, respectively, which was offset in each period by cash used for dividends totaling approximately $1.5 million and $742,000. During 2002, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less that the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a reduction to retained earnings. During the first nine months of 2001, we purchased treasury stock using approximately $28.7 million. We issued long-term debt, net of repayments, of $2.0 million in 2001 primarily in the form of long-term capital leases to support capital additions to Inter-Tel.NET prior to our divestiture of our majority ownership in July 2001.

     We offer to our customers lease financing and other services, including our TotalSolution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolution program in part through the sale to financial institutions of rental income streams under the leases. Resold TotalSolution rentals totaling $204.0 million and $202.7 million remained unbilled at September 30, 2002 and December 31, 2001, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers on a limited recourse basis and, accordingly, maintain reserves based on loss experience, past due accounts, specific account analysis and total portfolio analysis. Although to date we have been able to resell the rental streams from leases under the TotalSolution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realizes losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

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

     SALES-LEASES. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" - a Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. The costs of systems installed under these sales-leases, net of residual values at the end of the lease periods, are recorded as costs of sales. Gains or losses resulting from the sale of rental income from such leases are recorded as net sales. We maintain reserves against potential recourse following the resales based upon loss experience, past due accounts, specific account analysis and total portfolio analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represent reserves against the entire lease portfolio or allowance for collectibility from customers. These reserves are either netted in the current and long-term components of "Net investments in Sales-Leases" on the balance sheet, or included in long-term liabilities on our balance sheet.

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

     When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, on January 1, 2002 we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel has performed the first of the required impairment tests for goodwill as of January 1, 2002 and has determined that the carrying amount of goodwill is not impaired.

     Inter-Tel has adopted SFAS No. 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 has resulted in an increase in income from continuing operations before income taxes of approximately $1.3 million in 2002 for the nine months ended September 30, 2002.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2002, our allowance for doubtful accounts were $12.7 million of our $56.7 million gross accounts receivable. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in "Sales-Leases."

     INVENTORIES. We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material and labor. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need, or excess. We currently consider all inventory that has no activity within one year as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand, product life-cycles, changing technologies and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. At September 30, 2002, our inventory reserves were $11.2 million of our $27.3 million gross inventories. If actual customer demand, product life-cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

     In addition, if the markets for computer-telephony (CT) applications, voice and data convergence products, speech recognition and text-to-speech applications, or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

OUR FUTURE SUCCESS  LARGELY  DEPENDS ON INCREASED  COMMERCIAL  ACCEPTANCE OF OUR
AXXESS AND ECLIPSE2 SYSTEMS, ENCORE PRODUCT, INTERPRISE PRODUCTS, SPEECH RECOGNITION AND INTERACTIVE VOICE RESPONSE PRODUCTS, AND RELATED COMPUTER-TELEPHONY PRODUCTS.

     During the past few years, among other development efforts, we enhanced our transparent networking and voice and data convergence capabilities on our AXXESS and ECLIPSE2 systems, introduced our Encore product and introduced our Unified Communicator and Applications software packages. During the past 12 months, sales of our AXXESS and ECLIPSE2 business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of our voice and data convergence features, new computer-telephony products, Encore products, Interprise products, new speech recognition and Interactive Voice Response products, continued popularity and sales of the AXXESS and ECLIPSE2 systems, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future, or will maintain current levels of sales.

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

     As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours, or add to our distribution channels. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

     *    inability to complete acquisition transactions timely or at all;
     *    unanticipated costs and liabilities;
     * difficulty of integrating the operations, products and personnel of the acquired business;
     * difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;
     *    the diversion of management's attention from the core business;
     * inability to maintain uniform standards, controls, policies and procedures;
     * impairment of relationships with acquired employees and customers occurring as a result of integration of the acquired business; and
     * difficulties or risks associated with the service and maintenance of competitors' products.

     In January 2002, we acquired selected assets and liabilities of McLeodUSA, Inc. (McLeod). In connection with the McLeod acquisition, we hired approximately 100 McLeod employees and opened two Inter-Tel branch offices in previous McLeod locations and integrated these offices into our direct sales organization. However, for future acquisitions, we cannot predict whether we will be able to fully integrate the employees and business of acquired entities into our operations successfully.

     In July 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. In connection with this transaction, Inter-Tel assessed the fair value of the net assets of Inter-Tel.NET as of June 30, 2001 under FAS 121 to arrive at an adjustment to the remaining investment in Inter-Tel.NET. The charge recorded as of the close of the second quarter of 2001 totaled $5.4 million ($3.4 million after tax), associated with the impairment of Inter-Tel's investment in Inter-Tel.NET. The recording of this charge adversely affected our operating results for the second quarter of 2001. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet Technologies, Inc. (Vianet). Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock. As of March 31, 2002, we assessed the value of our investment in Vianet and we recorded an expense of $600,000 related to the write-down of this investment. Inter-Tel assessed the value of this investment again at June 30, 2002 and wrote-down this investment by $600,000 to approximately $2.5 million. We notified Vianet of default in principal payment of $250,000 due under a note issued to us by Comm-Services, and we are negotiating with Comm-Services/Vianet to cure this default and/or to modify the terms of payment under this note. Our financial condition would be adversely affected to the extent that the Vianet business is unsuccessful.

     During 1999, 2000 and 2001, Inter-Tel.NET also entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to have vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In the second quarter of 2001, Inter-Tel.NET notified the vendor of network and network equipment problems encountered due to vendor equipment and software recommended, supplied and financed by this vendor. Inter-Tel.NET requested that the vendor not only solve the problems, but also compensate Inter-Tel.NET for the problems and the resulting lost customers, lost revenues and lost profits. Pursuant to Inter-Tel's sale of 83% of Inter-Tel.NET, Comm-Services assumed the vendor lease and maintenance obligations. However, the vendor has not released Inter-Tel from its guarantee of these obligations and Inter-Tel has not released the vendor from Inter-Tel's claims, nor did we assign our rights to these claims to Comm-Services. In April 2002, Inter-Tel received a notice letter from the financing affiliate of the Inter-tel.NET equipment vendor notifying Inter-Tel of default in lease payments due the financing affiliate. Subsequently, Inter-Tel responded to the affiliate advising them that Inter-Tel was not the lessee of the equipment, of the correct name and address of the current lessee of the equipment and of the losses to Inter-Tel because of the non performance of the equipment and vendor related third party software providers' breach of contract. Our financial condition would be adversely affected to the extent that payments made under the guarantee exceed damages realized from our claim.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND MAY BE INFRINGING UPON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

     Our success depends upon our proprietary technology. We currently hold patents for eighteen (18) telecommunication and unified messaging products and have also applied to the U.S. Patent and Trademark Office for six (6) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

     We cannot assure you that any patent, trademark or copyright that we own or have applied to own, will not be invalidated, circumvented or challenged by a third party. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold. Although we generally exclude coverage where infringement arises out of the combination of our products with others, we may be required to indemnify some of our customers for some of the costs and damages of patent infringement in circumstances where our product separately creates a potential infringement liability. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could be costly, absorb significant management time and harm our business.

     We are also subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to proceedings alleging that certain of our key products infringe upon third party intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We may be unaware of intellectual property rights of others that may cover some of our technology. We have viewed presentations from one of our primary competitors alleging that our AXXESS business communications system utilizes inventions covered by certain of their patents. We are continuing the process of investigating this matter and we have made claims against the competitor for infringement of our patents. When any such claims are asserted against us, among other means to resolve the dispute, we may seek to license the third party's intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure you that a license will be available on prices or other terms acceptable to us, if at all. Alternatively, we could resort to litigation to challenge such a claim. Litigation could require us to expend significant sums of cash and divert our management's attention. In the event that a court renders an enforceable decision with respect to our intellectual property, we may be required to pay significant damages, be subject to an injunction against the use of our proprietary systems, be required to develop non-infringing technology or acquire licenses to the technology subject to the alleged infringement. Any of these actions or outcomes could harm our business. If we are unable or choose not to license technology, or decide not to challenge a third party's rights, we could encounter substantial and costly delays in product introductions. These delays could result from efforts to design around asserted third party rights or our discovery that the development, manufacture or sale of products requiring these licenses could be foreclosed.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

     * PABX, IP and core systems providers such as Avaya, Cisco Systems, Comdial, Iwatsu, Mitel, NEC, Nortel, Siemens, 3Com and Toshiba;
     * large data routing and convergence companies such as Cisco Systems and 3Com;
     * voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, Captaris (formerly
          AVT) and Lucent;
     * long distance services providers such as AT&T, MCI WorldCom, Qwest and Sprint;
     *    large  computer and software  corporations  such as IBM and Microsoft;
          and
     * regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

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

     Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

     *    develop and expand their product and service offerings more quickly;
     * adapt to new or emerging technologies and changing customer needs faster;
     * take advantage of acquisitions and other opportunities more readily; o negotiate more favorable licensing agreements with vendors;
     *    devote greater  resources to the marketing and sale of their products;
          and
     *    address customers' service-related issues more adequately.

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

     We are in the process of attempting to expand our international sales and dealer network both in the countries in which we already have a presence and in new countries and regions. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, long-standing relationships between our potential customers and their local providers, other trade barriers, difficulties in protecting our intellectual property, fluctuations in currency exchange rates, difficulty in collecting receivables, difficulty in staffing and managing foreign operations, and political and economic instability. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all. International operations may require the expenditure of significant amounts of time or money to build brand identity or loyalty in locations where our brand is not recognized currently, without any certainty that we will be successful. Any of these risks could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country.

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

WE MAY BE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY, WHICH MAY HARM OUR BUSINESS.

     The ability to operate our business in an uncertain and evolving market requires an effective planning and management process. While growth has been difficult to achieve in the current economy, and in particular, in the telecommunications industry, we have attempted to grow our business and maintain existing customers, while controlling costs. As a result, this has stretched our resources. An upturn in the economy or the potential increase in business from customers who have been delaying capital spending decisions could place additional significant strains on our personnel, management systems, infrastructure and other resources. Our ability to manage any future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired which could harm our business.

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES HAS LENGTHENED OUR SALES CYCLES, WHICH MAY RESULT IN SIGNIFICANT SALES AND MARKETING EXPENSES.

     In the past few years, we introduced new versions of, or completed significant upgrades to, the AXXESS and ECLIPSE2 ATM business communications system and networking software, which are typically sold to larger customers at a higher average selling price and often represent a significant communications infrastructure capital expenditure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. Moreover, our sales cycle has lengthened in recent periods, as our prospective customers are reevaluating, and in some cases deferring, purchasing decisions in light of the recent economic downturn. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

OUR OPERATING RESULTS HAVE HISTORICALLY DEPENDED ON A NUMBER OF FACTORS, AND THESE FACTORS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE IN THE FUTURE.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

     *    volume and timing of orders received during the quarter;
     *    gross margin fluctuations associated with the mix of products sold;
     *    the mix of distribution channels;
     *    general economic conditions;
     *    patterns of capital spending by customers;
     * the timing of new product announcements and releases by us and our competitors;
     *    pricing pressures,
     * the ability to resell lease income streams to third party financial institutions,
     *    the cost and effect of acquisitions;
     *    the cost of defending pending or threatened litigation; and
     * the availability and cost of products and components from our suppliers.

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

OUR CHAIRMAN OF THE BOARD OF DIRECTORS,  CEO AND PRESIDENT CONTROLS 21.6% OF OUR
COMMON  STOCK  AND  IS  ABLE  TO  SIGNIFICANTLY   INFLUENCE   MATTERS  REQUIRING
SHAREHOLDER APPROVAL.

     As of September 30, 2002, Steven G. Mihaylo, Inter-Tel's Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 21.6% of the outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

RISKS RELATED TO OUR INDUSTRY

REDUCTIONS IN SPENDING ON ENTERPRISE COMMUNICATIONS EQUIPMENT MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

The overall economic slowdown has had a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs and bolster their revenues. To the extent that economic conditions do not improve and enterprise communications spending does not improve or deteriorates, our revenue and operating results may be adversely affected. The market for enterprise communications equipment may not grow or may continue to grow at a modest rate and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.

THE EMERGING MARKET FOR IP NETWORK TELEPHONY IS SUBJECT TO MARKET RISKS AND UNCERTAINTIES THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSES.

     The market for IP network voice communications products is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that packet-switched voice networks will become widespread. Even if packet-switched voice networks become widespread in the future, we cannot assure you that our products, including the Inter-Tel InterPrise product line and IP telephony features of the AXXESS and ECLIPSE2 systems, will successfully compete against other market players and attain broad market acceptance. Inter-Tel sold 83% of Inter-Tel.NET, an IP telephony provider, to Comm-Services in July 2001, and our remaining 17% investment was subsequently converted to approximately 10% interest in Vianet Technologies, Inc. through a merger between Comm-Services and Vianet.
Accordingly, Inter-Tel continues to maintain an investment of 10% in Inter-Tel.NET through Vianet. Our financial condition will be adversely affected if the Inter-Tel.NET/Vianet business is unsuccessful.

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

LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our TotalSolutions program (formerly Totalease), through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental income streams under the leases. Upon the sale of the rental income streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience, past due accounts, specific account analysis and total portfolio analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See "Liquidity and Capital Resources" in Management's Discussion and Analysis for more information regarding our lease portfolio and financing.

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

ITEM 4. CONTROLS AND PROCEDURES

During the 90 day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Our CEO and CFO believe based on the evaluation that the design and operation of our disclosure controls and procedures are effective to ensure that material information relating to Inter-Tel, Incorporated is made known to them by others within the Company during the period in which this Report of Form 10-Q was being prepared. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to that evaluation.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
PART II. OTHER INFORMATION

ITEM l. LEGAL PROCEEDINGS

We are involved from time to time in litigation and arbitration matters incidental to our business, and as part of normal business operations. Inter-Tel Integrated Systems, Inc. (IISI), a wholly-owned subsidiary of Inter-Tel, Incorporated, recently received a complaint filed on July 22, 2002 in the Arizona Federal District Court by OCIS Ltd., a former reseller of Vocal'Net and Axxess products in the UK, alleging that IISI caused monetary damages in the amount of $159 million to the dealer by denying it the ability to resell a large amount of Vocal'Net product to a specified customer. We do not believe that we have any liability for any of the alleged damages to this reseller. We believe that the claims are without merit and we are vigorously defending ourselves in this matter.

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

                                            INTER-TEL, INCORPORATED


Date: November 8, 2002                  /s/ Steven G. Mihaylo
                                        ----------------------------------------
                                        Steven G. Mihaylo,
                                        Chairman of the Board,
                                        Chief Executive Officer and President


Date: November 8, 2002                  /s/ Kurt R. Kneip
                                        ----------------------------------------
                                        Kurt R. Kneip,
                                        Vice President
                                        and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven G. Mihaylo, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Inter-Tel, Incorporated.

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


                                        By: /s/ Steven G. Mihaylo
                                            ------------------------------------

                                        Name: Steven G. Mihaylo
                                              ----------------------------------

                                        Title: Chief Executive Officer
                                               ---------------------------------

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt R. Kneip, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Inter-Tel, Incorporated.

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

          c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002


                                        By: /s/  Kurt R. Kneip
                                            ------------------------------------

                                        Name: Kurt R. Kneip
                                              ----------------------------------

                                        Title: Chief Financial Officer
                                               ---------------------------------