Form 10-K
period 2002-12-31
INTER TEL INC
filed 2003-03-21
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                COMMISSION FILE NUMBER:
    DECEMBER 31, 2002                                            0-10211

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

                                  Common Stock
               (24,925,633 shares outstanding as of March 7, 2003)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of Inter-Tel's Common Stock reported on the Nasdaq National Market System on June 30, 2002 was approximately $319.6 million. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

Items 10 (as to Directors), 11 and 12 of Part III incorporate by reference information from the Registrant's Proxy Statement relating to its 2003 Annual Meeting of Shareholders.

                             INTER-TEL, INCORPORATED
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----

Item 1    Business                                                             3
Item 2    Properties                                                          23
Item 3    Legal Proceedings                                                   24
Item 4    Submission of Matters to a Vote of Security Holders                 24

                                     PART II

Item 5    Market for the Registrant's Common Stock
            and Related Shareholder Matters                                   25
Item 6    Selected Financial Data                                             26
Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         28
Item 7A   Quantitative and Qualitative Disclosures About Market Risk          40
Item 8    Financial Statements and Supplementary Data                         41
Item 9    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          41

                                    PART III

Item 10   Directors and Executive Officers of the Registrant                  42
Item 11   Executive Compensation                                              42
Item 12   Security Ownership of Certain Beneficial Owners and Management      42
Item 13   Certain Relationships and Related Transactions                      42
Item 14   Controls and Procedures                                             42

                                     PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K     43

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

     Inter-Tel, incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. We market and sell voice processing and unified messaging software, call accounting software, Internet Protocol (IP) telephony software, computer-telephone integration (CTI) applications, local and long distance calling services, and other communications services. Our products and services include the AXXESS by Inter-Tel, ECLIPSE2 by Inter-Tel and Encore by Inter-Tel business communication systems, with integrated voice processing and unified messaging systems, IP telephony voice and data routers, and e-commerce software. We also provide maintenance, leasing and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market System under the symbol "INTL."

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of December 31, 2002, we had fifty-two (52) direct sales offices in the United States, one (1) in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the UK and parts of Europe. In December 2002, we also acquired Swan Solutions Limited, a research and development and software sales office in the United Kingdom.

PRODUCTS AND SERVICES

     Inter-Tel is focused on the enterprise telecommunications market and has a track record of technological innovation and leadership. Inter-Tel serves business enterprise customers, such as manufacturers, healthcare providers, the automotive industry, financial institutions, government agencies, non-profit organizations and other service organizations with value-driven solutions. Our core products include converged business communications systems supporting scalable networked installations, IP telephony products and services, computer telephony applications, unified messaging and voice processing software. We also offer a complete line of managed services, including custom development, local and long distance calling services, network design and implementation services, maintenance services, leasing and support services. In addition, we resell peripheral data and telecommunications products.

STANDARDS-BASED ARCHITECTURE

     Inter-Tel intends to continue developing standards-based IP telephony solutions. In the first quarter of 2003, Inter-Tel introduced support of Media Gateway Control Protocol (MGCP) and Session Initiation Protocol (SIP) in our Axxess and Eclipse communication platforms. SIP and MGCP are industry-standard protocols for transmitting voice over IP networks. Through our support of these two standard protocols, the Axxess and Eclipse products can interoperate with other industry-standard devices such as SIP and MGCP gateways for converting IP voice calls to standard telephone lines, and for using standard SIP telephones as extension numbers on the system. Support of SIP also allows our Axxess and Eclipse systems to interoperate with public SIP networks and services like MSN Passport and to use MS-Messenger as an extension number on the system. Our future product strategy is focused on continuing to provide support for these and other industry-standard interfaces.

BUSINESS COMMUNICATION APPLICATIONS FOR THE SMALL-TO-MEDIUM ENTERPRISE

     As an integral part of our Managed Services offerings, Inter-Tel provides an extensive lineup of applications designed for business use, enhanced productivity and operational performance. Our portfolio of applications encompasses: Converged Voice and Data Tools, Customer Relationship Tools and Mobility Tools. Inter-Tel's applications can automate repetitive tasks, enable call handling tasks from a personal computer (PC), generate historical and real time call statistics, enable intelligent call routing, manage communications via Web browser or Wireless Application Protocol (WAP) device and more. Specific applications are highlighted in additional detail below.

     CONVERGED VOICE AND DATA TOOLS

     Inter-Tel's applications include seamless integration of multiple locations in one transparent network, which creates the virtual enterprise of an organization. Inter-Tel's solutions for combined voice and data communication systems or, "converged" solutions focus on fully-featured applications that link businesses with applications through our unified computer telephony (CT) link. Since the needs of each individual end-user differ, Inter-Tel supports various types of endpoints for receiving, initiating and managing your calls. Inter-Tel designs digital telephones and IP telephones for office applications, wireless phones and soft-phones for customers who are mobile inside and outside of the office, and touch-to-talk e-commerce software for customers wishing to place a voice call from a web site. Inter-Tel's IP applications integrate robust features and functionality such as call center applications that enable businesses to implement distributed networking across multiple locations, agent desktop applications, intelligent routing, and productivity management applications designed for business department managers. Additionally, our customers can benefit from alternatives to traditional, more expensive, point-to-point T-1 lines by adding Inter-Tel's IP communications applications to their systems.

     Our converged voice and data applications, such as desktop solutions and call center applications using Automatic Call Distribution (ACD), can also help expand an enterprise's capabilities. Advanced software applications, such as Unified Messaging, Unified Communicator and networking capabilities, can help increase productivity and workflow efficiency. Alternatively, our customers can add a human touch to their e-business by deploying ClearConnect Talk to Agent.

     Inter-Tel's Open Architecture Interface (OAI) and support for industry standards-based connectivity, such as Computer Software Telephony Application
(CSTA), Telephony Applications Protocol Interface (TAPI) and Intel/Dialogic CT-Connect allow our customers to integrate with their existing applications, such as Customer Relationship Management (CRM), Hotel Property Management Systems (PMS), Personal Information Management (PIM) software such as Microsoft Outlook and more.

     CUSTOMER RELATIONSHIP TOOLS

     Inter-Tel's customer relationship tools help our customers maintain and improve their business relationships. Our solutions help businesses provide user-friendly Web interfaces, expedite call routing to the correct person or department, enable 24x7 access to products and services and improve customer care.

     MOBILITY TOOLS

     Inter-Tel offers several solutions for organizations with traveling employees or enterprises with multiple facilities and mobile resources. Our mobility tools connect mobile and remote professionals to help increase productivity and streamline resources. For example, one of Inter-Tel's applications allows call center managers on the move or working remotely to stay connected to their call center. Additionally, our Unified Communicator application gives users the ability to manage their address book, monitor the status of their workgroup and their call routing through multiple user interfaces, including WAP-enabled cell phones, Web browsers and handheld PDAs.

CONVERGED COMMUNICATIONS PLATFORMS

     AXXESS & ECLIPSE CONVERGED COMMUNICATIONS SYSTEMS

     Designed for small to medium enterprises, the Axxess and Eclipse converged systems provide tightly integrated voice processing, IP telephony functionality and transparent networking throughout an organization. With an Inter-Tel converged system, our customers can network up to sixty-three (63) systems together with full-feature transparency, allowing customers to choose between traditional T-1 lines, frame relay, managed bandwidth or the Internet to network sites. Our commercially available systems support up to 40,000 ports, which enables flexible growth options.

     The Axxess and Eclipse converged systems differ in terms of their appearance and, to a lesser extent, functionality, but are based on the same architecture. They incorporate open interfaces, employ the standard programming languages C++ and JAVA, and are built on a computer telephony interface, which enables the integration of outside applications. Our converged systems combine IP, digital, analog and wireless into a single platform--giving our customers a choice of technologies based on their organizations' needs. The distributed architecture enables the connectivity of several phones in an office, hundreds of phones in a building or on a campus, remote and telecommuting associates, or even geographically-dispersed offices.

     Axxess and Eclipse converged systems are based on open architecture interfaces and standard protocols. The open architecture allows for seamless integration of CT applications, development and customization. The modular platform can be tailored around the way an organization does business with the flexibility to modify the solution with growth or change.

     Tightly integrated with the Axxess and Eclipse converged platforms, our suite of IP, software and digital endpoints deliver exceptional voice quality, powerful features and intuitive interfaces. Whether our customers have associates onsite, mobile or working from remote locations, our endpoints help them to perform their functions with continuity.

     IP TELEPHONY

     Inter-Tel's platforms unify the varying technologies our customers deploy. With analog, digital, wireless and Voice over IP (VoIP) built into the same platform, our customers may choose from a variety of solutions--at a pace suitable for their organizations. Whether our customers want to blend traditional and IP solutions or deploy full IP solutions, Inter-Tel offers a collection of applications and endpoints that enable them to benefit from IP telephony.

     We believe that seamlessly connecting multiple phone systems together is cost-effective for our customers. Our Axxess and Eclipse converged systems were designed around distributed, open architectures for maximum efficiency and reliability. All advanced features of Axxess and Eclipse systems, such as ACD hunt groups, call center applications, paging zones, centralized attendants and tightly integrated voice mail remain in place even when an organization is networking over IP.

     By using IP-based phones and data networks, our customers can connect their local employees, remote staff and satellite offices as if they were all located in a single site. Our IP phones enable users anywhere to have access to advanced features, such as transferring calls, conferencing, accessing voice mail, record-a-call and more. Even call center agents working off-site do not sacrifice functionality. They can be members of ACD hunt groups or call routing patterns, and supervisors can monitor their calls as if they were in the same office. Additionally, our IP phones eliminate the need for a separate phone system in geographically dispersed locations.

     IP NETWORKING

     Inter-Tel's IP Resource Card (IPRC) and IP Networking Module allow our customers to transparently network their locations over IP or Frame Relay networks. The IPRC is a multipurpose card for IP-based communications. Controlled through software, the IPRC can be used to network multiple locations without the need for a separate gateway, to connect IP endpoints or to connect remote IP gateways.

     Inter-Tel's InterPrise gateways help connect remote office locations and facilities into a single, cost-effective IP network. InterPrise gateways deliver reliable, high-quality voice and data communications to small branch offices, as well as main corporate facilities, eliminating costly intra-company long distance telephone charges.

     IP-BASED ENDPOINTS

     Inter-Tel's IP PhonePlus and IP SoftPhone enable remote associates and satellite offices to seamlessly connect to an organization's data network. These IP phones fully integrate with the Axxess and Eclipse Converged Communications Systems so users have access to features such as ACD hunt groups and voice mail.

     SOFTWARE-BASED ENDPOINTS

     Inter-Tel offers several software-based endpoint solutions that increase the productivity and enhance the communications of mobile and remotely-based employees. Whether our customers are deploying IP or traditional telephony, our soft phones give users control of the features and functionality of Axxess and Eclipse on desktop PCs or laptops. Users can initiate, answer, transfer, conference and forward calls and more--all with the click of a mouse. Advanced applications, such as Information Control Center, allow users to view the real-time status of associates and enable them to process calls quickly via touch screen, mouse or keyboard.

     DIGITAL ENDPOINTS

     To complement our Axxess and Eclipse converged systems, Inter-Tel offers a variety of fully-featured digital endpoints to suit most organizations' needs. Our digital phones deliver exceptional voice quality, advanced digital features and a range of programmable keys for high-speed, high-quality call processing. The user-friendly, liquid crystal displays (LCDs), with up to 6-by-16 characters, lead users through system features and capabilities--serving as built-in user guides. Menu-driven, one-touch "soft keys" reduce the time it takes to initiate and receive calls, retrieve messages, leave messages and access features.

SPECIFIC CONVERGED APPLICATIONS

     VOICE PROCESSING

     Integrated with the Axxess and Eclipse Converged Communications Platforms, our Voice Processing Software provides an automated attendant to guide callers to the person or information they need. This "electronic employee" answers incoming calls, transfers calls, records messages, screens calls and returns calls using caller identification software. The Voice Processing Software provides Call Routing Announcements, voice mail, the ability to record a call and various call handling functions. Additionally, voice mail messages can be retrieved using the Voice Processing Software from any location in the world using a touchtone phone. Inter-Tel offers Voice Processing in two varieties--embedded in the PBX and in an external server.

     UNIFIED MESSAGING

     Designed to run in a Microsoft Windows(R) environment, our Unified Messaging Software combines e-mail, voice mail and fax into a single, mail management program. Depending on the level of integration our customers choose, messages are either converted to standard file formats, or seamlessly integrated so that users can view, access and process messages through a variety of devices, including Microsoft's Exchange messaging application, Lotus Notes and cc:Mail and Novell's GroupWise, as well as other Internet mail APPLICATIONS.

     UNIFIED COMMUNICATOR

     Inter-Tel's Unified Communicator provides our customers with control of their endpoints through multiple user interfaces including speech recognition, touchtone, PC Web browser and WAP devices. Unified Communicator provides users with a powerful set of tools designed to enhance the control and flexibility of the desktop environment. Users can control how and where they can be reached by routing calls to their current location, or by forwarding calls to a specified number. They can access their Personal Address Book and the System Directory, control availability and location, check availability of fellow associates and initiate calls from a Web browser or WAP-enabled device. Our mobile customers can manage communications through speech recognition or with a touchtone phone if a Web browser is unavailable.

     APPLICATIONS PLATFORM: IVR

     Inter-Tel's Applications Platform is a highly scaleable, flexible platform that enables the customization of applications according to the specific needs of an organization. It includes a signaling and services engine, plus a graphical service creation environment. Inter-Tel's Interactive Voice Response
(IVR) integrates computer, telephony, Automatic Speech Recognition (ASR) and Text-To-Speech (TTS) capabilities, and allows for customization for almost every type of environment. Inter-Tel's IVR platform includes a starter pack with two IVR applications for general business purposes, and can be expanded or customized. Our customers have the choice of having their custom applications developed by an authorized Inter-Tel reseller or engaging Inter-Tel's Custom Solutions group.

     Interactive Voice Response can be deployed as a front-end to Automatic Call Distribution (ACD) systems, which can ask questions that help routing and enable more intelligent and informed call processing. By using IVRs as front-ends, recordings can be used for repetitive messages, and transactions can even be performed without involving customer service personnel.

     CALL CENTER SUITE

     Call Center Suite is a collection of modular CT software applications that help businesses optimize call center and workgroup performance. Whether an organization has a department workgroup environment with extensions or a call center with agents at a single or multiple locations, Call Center Suite offers a wide range of solutions. Combined with a flexible infrastructure, the suite of applications encompass Management Tools for reporting and activity monitoring, plus Agent and Workgroup Tools to aid in increasing productivity and delivering consistent customer service.

     INFORMATION CONTROL CENTER (FORMERLY ATTENDANT CONSOLE)

     Inter-Tel's Information Control Center, formerly Attendant Console, provides attendants and employees with knowledge of station and hunt group status, such as Do-Not-Disturb messages, forwarding information and busy or available status. The unique user-friendly interface allows users to view the real-time status of associates, enabling them to process calls quickly via touch screen, mouse or keyboard.

     CLEARCONNECT TALK TO AGENT

     ClearConnect Talk to Agent is a Voice over IP application that enables customers to conduct voice conversations with agents or representatives over the Internet, while connected to an enterprise's Web site. Within seconds, a call is initiated to the business for immediate sales, service and support. With ClearConnect Talk to Agent, because the calls are placed over the Internet, an enterprise can reduce its toll-free telephone expenses. Additionally, employees also have the ability to "push" Web pages to customers to present products or services they may have missed on their Web site for enhanced revenue opportunities.

     COMPUTER TELEPHONY (CT) ENABLERS

     Inter-Tel's CT Enablers, Open Architecture Interface (OAI), TAPI Service Provider, Intel/Dialogic CT-Connect interface and Computer Supported Telephony Application (CSTA) Service Provider, allow for smooth integrations with "off-the-shelf", shrink-wrapped applications or custom developed software packages that help organizations increase customer satisfaction and employee productivity.

     Open Architecture Interfaces allow our converged systems to easily integrate with off-the-shelf or custom software applications. There are two types of Open Architecture Interfaces: Desktop OAI and System OAI. The flexibility of our open platform allows for seamless integration of CT applications, customization and development, which protect our customers' investments as technology evolves and their needs change.

     Inter-Tel's support for industry standards, such as CSTA, TAPI and Intel/Dialogic CT-Connect allow our Converged Communications Systems to integrate with Customer Relationship Management (CRM) database software applications in order to maximize telephony features such as screen pops, outbound dialing, etc.

     SMALL BUSINESS COMMUNICATIONS SYSTEMS

     INTER-TEL ENCORE. Inter-Tel expands its communications systems offerings with Encore, a business communications system that addresses the small business and residential market. Encore provides small organizations and residences with features and benefits associated with more expensive PBX systems. Encore can be configured from two (2) trunks and six (6) stations up to eight (8) trunks and eighteen (18) stations, with or without an optional integrated voice mail and automated attendant. In addition, Encore can be programmed and maintained remotely, minimizing the costs associated with on-site technician visits.

     OTHER SERVICES AND PRODUCTS

     Inter-Tel offers a broad range of products and a complete and comprehensive Managed Services program that incorporates advanced technologies while providing customers a single source provider to cost-effectively fulfill their business communications needs. The Inter-Tel Managed Services program offers business solutions for professional services, provisioning and facilities management, and custom development services.

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

     We believe that our customers prefer to purchase business communications systems and services from a single-source because of the convenience, consistency of service, ease of upgrade, availability of financing alternatives and confidence in the performance of integrated systems and services all incorporated into a total managed services solution package.

     NETWORK, LOCAL AND LONG DISTANCE SERVICES.

     Through our subsidiaries, Inter-Tel NetSolutions and Network Services Agency, we resell a variety of telecommunications services, including domestic and international calling services, calling card services, 800 calling services, switched and dedicated services, Internet, frame-relay and voice and video conferencing, disaster recovery solutions and customized billing. We resell these services through our agreements with major U.S. long distance carriers or regional Bell System operating companies (RBOCs).

     We support telecommunications applications such as T-1 access for incoming toll-free traffic at call centers, switched long distance and frame relay networks linking together multiple offices of an enterprise. Customers who desire the convenience of acquiring long distance and other related calling services through the same vendor they use to purchase separate telephony equipment and services can do so with Inter-Tel.

     NETWORKING TECHNOLOGIES INTEGRATION.

     Inter-Tel Datanet designs, installs and supports an integrated, comprehensive solution for our customers' complex data and telecommunications networks, from local area networks, or LANs, to geographically dispersed wide area networks, or WANs.

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

     CUSTOM PROFESSIONAL SERVICES AND SOLUTIONS

     Inter-Tel Custom Solutions (ICS) is an Inter-Tel professional services group that delivers to our customers a broad range of turnkey custom IVR and CT solutions built with our industry-leading software and hardware products. ICS can also customize CT applications and extend the capabilities of existing Inter-Tel converged platforms and Call Center Suite installations, as well as assist in the integration of third-party hardware and software that may be required to deliver complete call center telephony solutions.

     ICS is also a resource for pre-sales help, specifying and selling the Inter-Tel Applications Platform, or IVR product line, the foundation on which both ICS and our channel partners can deploy flexible and customized speech-enabled IVR solutions for all market sectors and business applications. Additionally, the ICS team provides support and coordination of on-site installations and/or remote installation support, as well as comprehensive sales engineering and sales support services for all of the above, including customer calls, visits and videoconferences, product demonstrations, request for proposal and requirements analysis, functional specification development, quotations and full sales cycle support.

     NATIONAL, GOVERNMENT AND EDUCATION ACCOUNTS

     Inter-Tel's National, Government, and Education Accounts Division (NGEA) services the nation's largest commercial companies; the Federal Government and its agencies; state, municipal and local governments; and educational institutions throughout the United States. NGEA offers the full line of Inter-Tel converged communications solutions to its customers, as well as consulting, financial planning and assistance.

     NGEA support programs, including the Special Handling (R) Program and Managed Services Rental Program, are comprehensive and flexible, providing companies, government agencies, and educational bodies superior technical solutions, with a level of support and care that allows them to concentrate on building future infrastructure needs, while supporting previously installed products.

     PERIPHERAL PRODUCTS

     Through our CommSource Division, Inter-Tel distributes leading telecommunications peripheral products, applications and services developed by third parties to our direct sales offices, dealers and VARs. We offer a selection of products including the following: analog and cordless telephones; audio-conferencing, bridges and accessories; call accounting; call logging/recording; CT Products; data equipment; headsets; installation equipment; message-on-hold; paging equipment; power protection and backup; premise wireless and videoconferencing, systems and other accessories. Our CommSource division sells and distributes products that we have endorsed as leading communications peripherals widely deployed within organizations worldwide. Many of these products and services interface with our telephone systems.

SALES AND DISTRIBUTION

     We have developed a distribution network of direct sales offices, dealers and VARs. As of December 31, 2002, Inter-Tel had fifty-two (52) direct sales offices in the United States, one (1) in Japan, and a network of hundreds of dealers that purchase systems directly from us. We maintain a wholesale distribution office in the UK that supplies and supports Inter-Tel's dealers and distributors throughout the UK and other parts of Europe, and we have dealers in Japan and Mexico.

DISTRIBUTION CHANNELS

     Our success depends in part upon the strength of our distribution channels and our ability to maintain close access to our end user customers through our distribution channels. In recent periods, we have sought to improve our access to end users through strategic acquisitions of resellers of telephony products and services, some of which are located in markets in which we have existing direct sales offices. As of

December 31, 2002, Inter-Tel's direct sales office personnel and national and government accounts personnel consisted of 1,052 and forty-nine (49) persons, respectively. Sales through our direct sales offices and government and national accounts group, as a percentage of total sales, decreased from 58.2% of net sales in 2001 to 56.8% of net sales in 2002, excluding sales from our DataNet division purchased in our McLeod acquisition in 2002, which generated 3.5% of consolidated sales in 2002. Sales to distributors, dealers, and VARs have decreased from 22.8% of net sales in 2001 to 22.1% of net sales in 2002. Sales through our long distance and network services operations have increased from 7.7% of net sales in 2001 to 9.6% of net sales in 2002.

     Direct dealers and VARs enter into reseller agreements with us for a term of one or more years. These agreements often include requirements that the reseller meet, or use their best efforts to meet, minimum annual purchase quotas. We generally provide support and other services to our resellers under the terms of the agreements. We face intense competition from other telephone system and voice processing system manufacturers for our dealers' attention, as many of our dealers carry other products that compete with our products.

     We offer additional incentives, programs and support resources to dealers that agree to sell Inter-Tel systems and solutions on an exclusive basis. We launched an exclusive business partner program during 2001. This program was designed to reward dealers who sell only Inter-Tel products to all new prospects and aggressively seek to upgrade their non-Inter-Tel customer base. For this commitment from the dealers, we have offered our expertise to help them manage their business. This includes operational business reviews, shared human resource forms and policies, additional sales, marketing and training support, enhanced co-op benefits as well as special sales promotions and awards. In addition, we allow exclusive dealers to use our branch sales offices and demonstration rooms to help them close business. We believe that this program offers us an opportunity to expand our wholesale channel of distribution.

LEASING SERVICES

     Inter-Tel offers its Total Solutions (formerly TotaLease) program through our subsidiary, Inter-Tel Leasing, Inc. The Total Solutions program enables end users to acquire a full range of telephony systems and applications designed and manufactured by Inter-Tel, as well as maintenance and support services. This program provides a total system financing package to the customer at a set monthly cost, with system expansion available for an additional fee. The typical Total Solutions contract has a term of sixty (60) months, and allows the customer to renew the contract at a specified price for up to an additional thirty-six (36) months.

     Inter-Tel also offers a line of low-cost lease purchase financing. Lease terms range from twenty-four (24) to eighty-four (84) months with $1.00, fixed and fair market value purchase options. Inter-Tel can also customize financing packages to suit customers with special financial needs. By offering this type of financing to acquire our products and services, our customers are able to lease directly from Inter-Tel or an authorized third-party leasing company supporting an Inter-Tel dealer, thereby allowing us, or one of our dealers to maintain a direct relationship with our customers. This direct relationship allows Inter-Tel to provide maintenance and support services and information regarding other Inter-Tel products and services.

INTERNATIONAL SALES

     We currently have dealers in the UK, parts of Europe, Japan and Latin America, and we are currently working to expand our international dealer network. International sales, which include business communications systems and IP telephony and peripheral products, accounted for approximately 2.7% and 2.6% of our net sales in 2002 and 2001, respectively. In order to sell our products to customers in other countries, Inter-Tel must comply with local telecommunications standards. Our AXXESS and ECLIPSE2 systems and IP telephony products can be modified using our software to facilitate compliance with these local regulations. In addition, the AXXESS and ECLIPSE2 systems have been designed to support multi-lingual functionality, and both currently support American English, British English, Japanese and Spanish languages.

CUSTOMER SERVICE AND SUPPORT

     Customer service and support are critical components of customer satisfaction and the success of our business. We operate a technical support group that provides a range of support services to our distributors, dealers and end user customers through the Internet and through a toll-free telephone number. Inter-Tel provides on-site customer support and, using remote diagnostic procedures, we have the ability to detect and correct system problems from our technical support facilities. In 2000, Inter-Tel began an initiative to greatly enhance our Internet, intranet and extranet capabilities. Through this initiative, we re-designed our Web site to offer to our direct sales offices and dealer channel state-of-the-art support for sales and technical support activities. Our Web site also offers a wide array of sales and technical information, including an on-line product and service catalog, efficient order processing, portable-document-format sales brochures, competitive information, on-line technical manuals, frequently-asked-questions on important topics and convenient "touch-to-talk" live operator help employing our own ClearConnect two-way voice-over-IP technology. In 2001, Inter-Tel began an initiative to enhance the technical knowledge database, the automated order system and the browser-based sales proposal platform on our intranet and extranet, and we have continued this development through 2002. We intend to further develop our Web site to add additional information and services.

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

     We believe that we can best serve our customers by continually improving the quality of our systems, customer service and support, and other aspects of our organization. Through our continuous improvement process initiated in 1991, Inter-Tel implements quality processes throughout its business operations. We have established formal procedures to ensure responsiveness to customer requests, monitor response times and measure customer satisfaction. We have also established means by which all end users, including customers of our resellers, can request product enhancements directly from us. Inter-Tel supports its dealers and VARs through an extensive training program offered at Inter-Tel's facilities, at dealer and third-party sites, a toll-free telephone number for sales and technical support, an extranet site offering up-to-date sales and support information, and end-user marketing materials. We typically provide a one-year warranty on our systems to end users. We offer eighteen-month warranties on our systems to the dealer channel, which in turn are responsible for providing a warranty to their end users.

RESEARCH AND DEVELOPMENT

     We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements are essential to our success. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our AXXESS and ECLIPSE2 systems, including adding new applications, incorporating IP convergence applications and IP telephones, developing Unified Messaging Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. Over the last several years, our research and development efforts have also focused on developing and enhancing convergence applications for our AXXESS and ECLIPSE2 systems, increasing single-site node capacity using an ATM backbone, enhancing our UnifieD Messaging Software, developing a speech-recognition and text-to-speech enabled unified communications product, developing an advanced IVR and CT application development tool, enhancing our IP digital telephones, and enhancing Inter-Tel's server-based PBX offerings. More recently, Inter-Tel's research and development efforts have been focused on support of industry standard MGCP and SIP functionality on our AXXESS and ECLIPSE2 systems.

     Our SIP Server product, planned for commercial release in the first quarter of 2003, provides a foundation for standards-based communications within a converged environment. Session Initiation Protocol (SIP) allows Call Processing to communicate with third-party SIP phones and voice-enabled routers, Microsoft Windows(R) XP and Microsoft Passport(R) network.

     As of December 31, 2002, we had a total of 217 personnel engaged in research and development and related technical service and support functions. Research and development expenses were $19,340,000, $17,556,000, and $19,489,000, for 2002, 2001, and 2000, respectively.

MANUFACTURING

     Inter-Tel manufactures substantially all of its systems through third party subcontractors located in the United States, the People's Republic of China, United Kingdom and Mexico. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce our communications systems, physical endpoints and printed circuit boards to our engineering specifications and designs. Our suppliers inspect and test the equipment before delivery, and in some cases our suppliers also perform systems integration, software loading, final testing and shipment. Varian, Inc. a multinational electronics company, currently manufacturers a significant portion of our products, including substantially all of the printed circuit boards used in the AXXESS and ECLIPSE2 systems, at Varian's Tempe, Arizona facility. We provide our manufacturing contractors with forecasted scheduleS of our manufacturing needs and revise the forecasts on a periodic basis. We continuously monitor the quality of the products produced on our behalf by our manufacturing subcontractors.

COMPETITION

     The market for our products is highly competitive and has in recent periods been characterized by rapid technological change, business consolidations and decreasing prices. Competitors for our converged communication products geared toward the enterprise market include Avaya, Nortel Networks, 3Com, Cisco Systems, Comdial, Iwatsu America, Inc., Mitel Networks, NEC Corporation, NextiraOne, Panasonic, Siemens, Toshiba and Vodavi. Several of these competitors have been active in developing and marketing IP networking products and have established relationships with customers within their markets. If the market for IP telephony products becomes fully developed or develops at a rapid rate, large computer companies such as IBM and Microsoft, or large telephone companies such as AT&T or Sprint, could choose to develop proprietary software designed to facilitate voice communication services over an IP network.

     We also compete against the RBOCs, which typically offer systems produced by one or more of our competitors listed above and also typically offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company's central office. We also compete with next-generation service providers, such as DSL providers and cable companies that offer bundled telephony and data services in an application service provider telephony model.

     In the market for voice processing applications, including voice mail, we compete against Captaris, Active Voice (subsidiary of NEC America), InterVoice-Brite, Avaya, Nortel Networks, Comdial and other competitors. In the market for long distance services, we compete against AT&T, Sprint, Qwest and others. We also expect to compete with RBOCs, cable television companies, satellite and other wireless broadband service providers for long distance business. Key competitive factors in the sale of converged communications systems and related applications include price, performance, features, reliability, service and support, brand recognition and distribution capability. We believe that we compete favorably in our markets with respect to the price, performance and features of our systems, as well as the level of service and support that we provide to our customers. However, certain of our competitors have significantly greater resources, brand recognition and distribution capabilities than we do.

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

INTELLECTUAL PROPERTY RIGHTS

     We currently hold patents for nineteen (19) telecommunications and unified messaging products. The remaining life of these patents ranges from eight (8) months to fifteen (15) years in duration. We have also applied to the U.S. Patent and Trademark Office for eleven (11) additional patents. We also rely on copyright, trademark, trade secret law and contractual provisions to protect our intellectual property.

EMPLOYEES

     As of December 31, 2002, we had a total of 1,773 employees, of whom 633 were engaged in sales, marketing, e-business and customer support; 229 in direct sales office and wholesale administrative and other management personnel; 579 in manufacturing, quality and related operations, including direct sales office operations personnel; 217 in research and development and related technical service and support functions; and 115 in finance, information systems, administration and executive management. We believe that our relations with our employees are good.

ACCESS TO INFORMATION

     Our Internet address is www.Inter-Tel.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

OUR OPERATING RESULTS HAVE HISTORICALLY DEPENDED ON A NUMBER OF FACTORS, AND THESE FACTORS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE IN THE FUTURE.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

     *    volume and timing of orders received during the quarter;
     *    gross margin fluctuations associated with the mix of products sold;
     *    the mix of distribution channels;
     *    general economic conditions;
     *    patterns of capital spending by customers;
     * the timing of new product announcements and releases by us and our competitors;
     *    pricing pressures, the cost and effect of acquisitions;
     * the availability and cost of products and components from our suppliers; and
     *    national and regional weather patterns.

     In addition, we have historically operated with a relatively small backlog, with sales and operating results in any quarter depending principally on orders booked and shipped in that quarter. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter.
Market demand for investment in capital equipment such as business communications systems and associated call processing and voice processing software applications depends largely on general economic conditions, and can vary significantly as a result of changing conditions in the economy as a whole. We cannot assure you that we can continue to be successful operating with a small backlog or whether historical backlog trends will continue in the future.

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

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASED COMMERCIAL ACCEPTANCE OF OUR AXXESS AND ECLIPSE2 SYSTEMS, ENCORE PRODUCT, NEW SPEECH RECOGNITION AND INTERACTIVE VOICE RESPONSE PRODUCTS, AND RELATED COMPUTER-TELEPHONY PRODUCTS.

     During the past few years, we have introduced transparent networking and unified messaging capabilities on our AXXESS and ECLIPSE2 systems and introduced our Encore product and InterPrise family of voice and data convergence products. In 2000, we introduced Unified Communicator, a web-based, speech-recognition and WAP software application for controlling and managing your calls and contacts; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the AXXESS and ECLIPSE2 systems; and several other telephony-related products. During the past 12 months, sales of our AXXESS business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the Application Platform, the Unified Communicator and related computer-telephony products, the AXXESS and ECLIPSE2 systems, Encore products, MGCP and SIP standards-based functionality, new speech recognition and Interactive Voice Response products, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, some of which we have experienced and may continue to experience, including:

     *    unanticipated costs and liabilities;
     * difficulty of assimilating the operations, products and personnel of the acquired business;
     * difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;
     * difficulties in maintaining customer relationships, in particular where a substantial portion of the target's sales were derived from our competitor's products and services, and these competitors have made it difficult and expensive for us to service and maintain these products;
     * difficulty of assimilating the vendors and independent contractors of the acquired business;
     *    the diversion of management's attention from the core business;
     * inability to maintain uniform standards, controls, policies and procedures; and
     * impairment of relationships with acquired employees and customers occurring as a result of integration of the acquired business.

     In particular, in recent years our operating results were adversely affected by several of the factors described above, in the form of substantial acquisition-related charges, operating losses or impairment losses from the Executone acquisition, Cirilium Corporation joint venture and Inter-Tel.NET operations. Refer to Management's Discussion and Analysis and notes to the consolidated financial statements for additional information regarding these transactions.

     We completed four acquisitions during 2001 and 2002. During 2001, we acquired certain assets and assumed certain liabilities of Convergent Communication Services, Inc. (Convergent) and Mastermind Technologies, Inc. (Mastermind). During 2002, we acquired certain assets and assumed certain liabilities of McLeodUSA Integrated Business Systems, Inc. (McLeod) and we acquired 100% of the stock of Swan Solutions Limited (Swan) in the United Kingdom. These acquisitions are subject to similar risks and uncertainties as indicated above.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY AND MAY BE INFRINGING UPON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

     Our success depends upon our proprietary technology. We currently hold patents for nineteen (19) telecommunication and unified messaging products and have also applied to the U.S. Patent and Trademark Office for eleven (11) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

     We are also subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to proceedings alleging that certain of our key products infringe upon third party intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from Avaya, one of our primary competitors, alleging that our AXXESS business communications system utilizes inventions covered by certain of their patents. We are continuing the process of investigating this matter and we have made claims against Avaya and Lucent for infringement of our patents. While we do not believe these matters, collectively, would have a material adverse impact on our financial position and future results of operations, the ultimate outcomes by their nature are uncertain.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

     * PABX and converged systems providers such as Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Mitel, NEC, NextiraONe, Nortel, Panasonic, Siemens, Toshiba and Vodavi;
     * large data routing and convergence companies such as 3Com and Cisco Systems;
     * voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);
     * long distance services providers such as AT&T, MCI WorldCom, Qwest and Sprint;
     * large computer and software corporations such as IBM, Intel and Microsoft; and
     * regional Bell operating companies, or RBOCs, cable television companies and satellite and other wireless broadband service providers.

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

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets, which could lead to having even larger and more formidable competition and other forms of competition that could cause our business to suffer.

OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS FOR KEY COMPONENTS AND OUR INCREASING DEPENDENCE ON CONTRACT MANUFACTURERS COULD IMPAIR OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES IN A TIMELY AND COST-EFFECTIVE MANNER.

     We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products through third-party subcontractors located in the United States, the People's Republic of China, the United Kingdom and Mexico. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. Varian, Inc. currently manufactures a significant portion of our products at Varian's Tempe, Arizona facility, including substantially all of the printed circuit boards used in the AXXESS and ECLIPSE2 systems,. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We cannot assure that we will not experience similar delays in the future.

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

     We derive a substantial portion of our net sales through our network of independent dealers. We face intense competition from other telephone, voice processing, and voice and data router system manufacturers for these dealers' business, as most of our dealers carry other products that compete with our products. Our dealers may choose to promote the products of our competitors to our detriment. We have developed programs and expended capital to incentivize our dealers to promote our products, and we cannot assure you that these techniques will be successful. The loss of any significant dealer or group of dealers, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.

EXPANDING OUR INTERNATIONAL SALES EFFORTS MAY EXPOSE US TO ADDITIONAL BUSINESS RISKS, WHICH MAY RESULT IN REDUCED SALES OR PROFITABILITY IN OUR INTERNATIONAL MARKETS.

     We are in the process of attempting to expand our international dealer network both in the countries in which we already have a presence and in new countries and regions. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting our intellectual property, fluctuations in currency exchange rates, difficulty in collecting receivables, difficulty in staffing and managing foreign operations, and political and economic instability. In particular, the terrorist acts of September 11, 2001, and continued turmoil in the Middle East and North Korea, have created an uncertain international economic environment and we cannot predict the impact of these acts, any future terrorist acts or any related military action on our efforts to expand our international sales. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all. Any of these risks could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country. In addition, the costs associated with developing an international dealer network may not be offset by increased sales in the short term, if at all.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. For example, our inability to retain key executives of Executone following our Executone acquisition impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. Moreover, our operating results will be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from McLeod, Swan, Mastermind and Convergent. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

WE MAY BE UNABLE TO ACHIEVE OR MANAGE OUR GROWTH EFFECTIVELY, WHICH MAY HARM OUR BUSINESS.

     The ability to operate our business in a rapidly evolving market requires an effective planning and management process. Our efforts to achieve growth in our business has placed, and is expected to continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. In addition, our ability to manage any potential future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired which could harm our business.

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

WE RELY HEAVILY UPON THIRD-PARTY PACKAGED SOFTWARE SYSTEMS TO MANAGE AND RUN OUR BUSINESS PROCESSES AND TO PRODUCE OUR FINANCIAL STATEMENTS. FROM TIME TO TIME WE UPGRADE THESE SYSTEMS TO ENSURE CONTINUATION OF SUPPORT AND TO EXPAND THE FUNCTIONALITY OF THE SYSTEMS TO MEET OUR BUSINESS NEEDS. THE RISKS ASSOCIATED WITH THE UPGRADE PROCESS INCLUDE DISRUPTION OF OUR BUSINESS PROCESSES, WHICH COULD HARM OUR BUSINESS.

     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, financial record keeping and reporting, and other operations and administration. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality and address software bugs. Over time, older versions of the software become less supported by our vendors for financial and other reasons and eventually become obsolete. Oracle provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While these third-party vendors provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straight-forward as possible, we are subject to risks associated with the process. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. We also cannot assure you that these software upgrades or enhancements will operate as intended or be free from bugs. We upgraded our Oracle applications during the fourth quarter of 2002 and expect to affect similar software upgrades in the future. If we are unable to successfully integrate the new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, IMPAIRING YOUR ABILITY TO SELL YOUR SHARES AT OR ABOVE PURCHASE PRICE.

     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

     *    announcements of developments relating to our business;
     *    fluctuations in our operating results;
     * shortfalls in revenue or earnings relative to securities analysts' expectations;
     *    announcements  of   technological   innovations  or  new  products  or
          enhancements by us or our competitors;
     *    announcements  of  acquisitions  or  planned   acquisitions  of  other
          companies or businesses;
     * investors' reactions to acquisition announcements or our forecasts of future results;
     *    general conditions in the telecommunications industry;
     *    the market for Internet-related products and services;
     *    changes in the national or worldwide economy;
     * changes in legislation or regulation affecting the telecommunications industry;
     *    threats of or outbreaks of war, hostilities or terrorist acts;
     * developments relating to our intellectual property rights and the intellectual property rights or third parties;
     *    changes in our relationships with our customers and suppliers; and
     *    national and regional weather patterns.

     In addition, stock prices of technology companies in general, and for voice and data communications companies in particular, have experienced extreme price fluctuations in recent years which have often been unrelated to the operating performance of affected companies. We cannot assure you that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

WE ARE CURRENTLY SUBJECT TO GOVERNMENT INVESTIGATIONS AND IN THE FUTURE WE MAY BE SUBJECT TO LITIGATION, WHICH IF THEY RESULT IN ANY CONVICTIONS, SANCTIONS OR PENALTIES AGAINST US, COULD HARM OUR BUSINESS.

     Divisions of the United States Department of Justice are investigating other companies' and Inter-Tel's participation in a federally-funded "E-Rate program" to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based.

     Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss (if any) with respect to, the investigations. If Inter-Tel is convicted of any crime or subjected to sanctions, or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with any investigations, our business and operating results could be materially and adversely affected.

     Inter-Tel is also subject to litigation in the ordinary course of business. We cannot assure you that any adverse outcome in connection with such litigation would not impair our business or financial condition.

OUR CHAIRMAN OF THE BOARD OF DIRECTORS,  CEO AND PRESIDENT CONTROLS 21.1% OF OUR
COMMON  STOCK  AND  IS  ABLE  TO  SIGNIFICANTLY   INFLUENCE   MATTERS  REQUIRING
SHAREHOLDER APPROVAL.

     As of March 7, 2003, Steven G. Mihaylo, Inter-Tel's Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 21.1% of the outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

RISKS RELATED TO OUR INDUSTRY

REDUCTIONS IN SPENDING ON ENTERPRISE COMMUNICATIONS EQUIPMENT MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     The overall economic slowdown has had a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs and bolster their revenues. The market for enterprise communications equipment may continue to grow at a modest rate or possibly not grow at all, and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.

THE EMERGING MARKET FOR IP NETWORK TELEPHONY IS SUBJECT TO MARKET RISKS AND UNCERTAINTIES THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSES.

     The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that packet-switched voice networks will become widespread. Even if packet-switched voice networks become widespread in the future, we cannot assure that our products, including the IP telephony features of the AXXESS and ECLIPSE2 systems, our IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.

     Moreover, the adoption of packet-switched voice networks and importance of development of products using industry standards such as MGCP and SIP, generally require the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. If the market for IP network voice communications fails to develop or develops more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns; equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; poor voice quality over IP networks as compared to circuit-switched networks; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and facsimile communications over the Internet and other data networks, and the delivery of other value-added services, is still in the early stages of development.

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

TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD HARM OUR BUSINESS.

     Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce throughout the world. The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that disruptions result in a general decrease in corporate spending on information technology or advertising, our business and results of operations could be harmed. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any attacks were to affect the operation of the Internet or key data centers, our business could be harmed. These and other developments arising out of the attacks may make the occurrence of one or more of the factors discussed under "Factors That May Effect Future Operating Results" more likely to occur.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers and directors of Inter-Tel and their ages, titles, and biographies as of the date hereof are set forth below.

     STEVEN G. MIHAYLO; AGE 59; CHAIRMAN OF THE BOARD OF DIRECTORS, CHIEF EXECUTIVE OFFICER AND PRESIDENT. Mr. Mihaylo, the founder of Inter-Tel, has served as Chairman of the Board of Directors of Inter-Tel since September 1983, as President since May 1998 and as Chief Executive Officer since Inter-Tel's formation in July 1969. Mr. Mihaylo served as President of Inter-Tel from 1969 to 1983 and from 1984 to December 1994, and as Chairman of the Board of Directors from July 1969 to October 1982.

     NORMAN STOUT; AGE 45; EXECUTIVE VICE PRESIDENT AND CHIEF ADMINISTRATIVE OFFICER. Mr. Stout was elected Executive Vice President, Chief Administrative Officer and President of Inter-Tel Software and Services in June 1998. As Chief Administrative Officer, Mr. Stout is responsible for Inter-Tel's strategic planning, mergers and acquisitions, leasing business and centralized corporate support functions including finance, treasury, accounting, human resources, legal, MIS and eCommerce. From October 1994 to June 1998, he served as one of our directors. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout was previously President of Superlite Block, a subsidiary of Oldcastle Architectural Products and a manufacturer of concrete products, since February 1993. Prior thereto he was employed by Boorhem-Fields, Inc. of Dallas, Texas, a manufacturer of crushed stone, as Chief Executive Officer from 1990 to 1993 and as Chief Financial Officer from 1986 to 1990. Prior to that, Mr. Stout was a Certified Public Accountant with Coopers & Lybrand. Mr. Stout holds a Bachelor of Science degree in Accounting from Texas A&M and an MBA from the University of Texas.

     CRAIG W. RAUCHLE; AGE 47; EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Mr. Rauchle was elected Chief Operating Officer in August 2001 and has been our Executive Vice President since December 1994. As Chief Operating Officer, Mr. Rauchle is responsible for Inter-Tel's sales and support functions, marketing, procurement, distribution and research and development activities. He had been our Senior Vice President and continues as President of Inter-Tel Technologies, Inc., our wholly owned sales subsidiary. Mr. Rauchle joined Inter-Tel in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc. Mr. Rauchle holds a Bachelor of Arts degree in Communications from the University of Denver.

     JEFFREY T. FORD; AGE 41; SENIOR VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER. Mr. Ford was elected Senior Vice President in May 1998 and has served as our Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. (IIS) in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering of Inter-Tel Integrated Systems from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a Bachelor of Science degree in
Computer Systems Engineering from Arizona State University and an SEP certificate from the Stanford Graduate School of Business.

     KURT R. KNEIP; AGE 40; CHIEF FINANCIAL OFFICER, SENIOR VICE PRESIDENT AND SECRETARY. Mr. Kneip has served as our Chief Financial Officer since September 1993. He has served as Senior Vice President since February 2003 and as Vice President from September 1993 to February 2003. He was elected Secretary and Treasurer in October 1994. In May 1996 he was elected Assistant Treasurer, as John Abbott was elected Treasurer. He joined Inter-Tel in May 1992 as Director of Corporate Tax, after seven years with the accounting firms of Ernst & Young and KPMG Peat Marwick. Mr. Kneip is a Certified Public Accountant, and holds a Bachelor of Science degree in Commercial Economics from South Dakota State University and a Masters Degree in Professional Accountancy from the University of South Dakota.

     J. ROBERT ANDERSON; AGE 66; DIRECTOR. Mr. Anderson has served as one of our directors since February 1997. Mr. Anderson held various positions at Ford Motor Company from 1963 to 1983, serving as President of the Ford Motor Land Development Corporation from 1978 to 1983. He served as Senior Vice President, Chief Financial Officer and as a member of the Board of Directors of The Firestone Tire and Rubber Company from 1983 to 1989, and as Vice Chairman of Bridgestone/Firestone, Inc. from 1989 through 1991. He most recently served as Vice Chairman, Chief Financial Officer and as a member of the Board of Directors of the Grumman Corporation from 1991 to 1994. He currently serves on the boards of GenCorp, Inc. and B-G Corp. Mr. Anderson is currently semi-retired, and he is an active leader in various business, civic and philanthropic organizations.

     JERRY W. CHAPMAN; AGE 62; DIRECTOR. Mr. Chapman was elected as one of our directors in December 1999 and previously served as one of our directors from 1989 to 1992. A CPA, he served with a local firm from 1963 through 1969, at which time he joined Ernst & Ernst, a predecessor entity of Ernst & Young LLP. He became a partner of Ernst & Young in 1977 and, until retiring from the firm in 1989, served as engagement partner on a wide variety of audit, assurance and consulting engagements. Additionally, he managed Ernst & Young's practices in Arizona as well as various offices in the adjoining southwest states from 1980 through 1989. He then operated his own consulting firm through 1992 and joined Arthur

Andersen in 1993 as a partner specializing in providing business consulting services. He retired from Arthur Andersen in 1999 and currently provides services for a small number of clients requiring strategic and market-driven services.

     GARY EDENS; AGE 61; DIRECTOR. Mr. Edens has served as one of our directors since October 1994. He was a broadcasting media executive from 1970 to 1994, serving as Chairman and Chief Executive Officer of Edens Broadcasting, Inc. from 1984 to 1994, when that corporation's nine radio stations were sold. He is currently President of The Hanover Companies, Inc., an investment firm. He is an active leader in various business, civic and philanthropic organizations.

     DR. C. ROLAND HADEN; AGE 62; DIRECTOR. Dr. Haden has served as one of our directors since 1983. Dr. Haden was Vice Chancellor and Dean of Engineering of Texas A&M University from 1993 until his retirement on August 31, 2002. Previously, he was Vice Chancellor of Louisiana State University, Dean of the College of Engineering and Applied Sciences at Arizona State University, and Vice President for Academic Affairs at Arizona State University. He earlier served as department head at the University of Oklahoma. Dr. Haden has served on a number of corporate boards, such as Square D Company and E-Systems, Inc., both then Fortune 500 companies. He currently serves on the board of Crosstex Energy, GP, LLC of Dallas. Dr. Haden holds a Ph.D. in Electrical Engineering from the University of Texas.

     The Board of Directors of the Company held a total of four (4) regularly scheduled meetings during the fiscal year ended December 31, 2002.

     The Audit Committee of the Board of Directors consisted of directors Chapman, Anderson and Haden, through February 11, 2002. Effective February 12, 2002, director Edens was elected as a member of the Audit Committee. The Audit Committee amended its charter on February 17, 2003 and a copy of the amended charter is attached as Exhibit A to our Proxy Statement. Pursuant to the Audit Committee charter, the Audit Committee reviews, acts and reports to the Board of Directors of the Company on various auditing and accounting matters, including the appointment of the Company's independent accountants, the scope of the Company's annual audits, fees to be paid to the Company's independent accountants, the performance of the Company's independent accountants, the sufficiency of the Company's internal controls and the Company's accounting and financial management practices. The Audit Committee met five (5) times during the last fiscal year. All of the members of the Audit Committee are "independent" members as defined under Rule 4200(a)(15) of the National Association of Securities Dealers.

     The Compensation Committee consisted of directors Anderson and Edens through December 31, 2002. The Compensation Committee reviews employee compensation and makes recommendations thereon to the Board of Directors and administers the Company's Stock Incentive Plans. The Compensation Committee also determines, upon review of relevant information, the employees to whom options shall be granted. The Compensation Committee met two (2) times during the last fiscal year.

     During the fiscal year ended December 31, 2002, each director attended all of the Board meetings. Each member of the Board who served on one or more of the above-listed committees attended all of the committee(s) on which such director served, in person or by consent.

ITEM 2. PROPERTIES

     Our corporate headquarters in Tempe, Arizona is located in a 22,600 square foot building pursuant to a lease that expires in August 2003, with an option to renew. Our 68,000 square foot operations and distribution center is also located in Tempe, Arizona pursuant to a lease that expires in March 2006. The principal product development and support operations remain in a 96,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in May 2008. We also own a 70,000 square foot facility located in Reno, Nevada that houses credit and lease finance facilities, a business development center and a sales office. We also lease sales and support offices in a total of 57 locations in the United States, including approximately 147,000 square feet of office space in Milford, Connecticut that we acquired in the Executone acquisition (a portion of which has been subleased), and three locations overseas. In February 2003, we consolidated three Phoenix, Arizona area offices with an aggregate of 31,300 square feet into a single Phoenix location of 35,000 square feet pursuant to a lease, which expires in July 2008. This reduced our total number of office locations to 55 in the United States. Our aggregate monthly payments under these leases were approximately $793,000 at December 31, 2002. We believe that our facilities will be adequate to meet our current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Inter-Tel Common Stock is traded over-the-counter (Nasdaq symbol: INTL) and since February 1983 has been included in the Nasdaq National Market System. As of March 7, 2003 there were of record approximately 2,340 shareholders of our Common Stock. The following table sets forth high and low sales prices reported by Nasdaq for each quarter in the last two years.

2002              HIGH     LOW                 2001               HIGH      LOW
----              ----     ---                 ----               ----      ---
First Quarter     22.77   14.98                First Quarter      13.13     6.81
Second Quarter    21.70   15.57                Second Quarter     14.74     7.75
Third Quarter     27.00   15.65                Third Quarter      16.95     9.90
Fourth Quarter    28.98   17.03                Fourth Quarter     20.90    11.21

     A dividend of $.01 per share of Common Stock has been paid to shareholders of record for each quarter since December 31, 1997. In October 2001, the Board of Directors declared an increase to the quarterly cash dividend to $.02 per share of Common Stock, effective December 31, 2001. In July 2002, the Board of Directors declared an increase to the quarterly cash dividend to $.03 per share of Common Stock, effective September 30, 2002. The continuation of this dividend policy and the amount (if any) of the quarterly dividend paid to our shareholders will depend on our earnings, capital requirements for growth, financial conditions and other factors.

NO SALES OF UNREGISTERED SECURITIES

     We have not made any sales of unregistered securities during the past three years, except for sales of our common stock to employees exercising their stock options during the period prior to the effectiveness of a registration statement on Form S-8 relating to such sales.

EQUITY COMPENSATION PLAN INFORMATION

     Information regarding Inter-Tel's equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, is set forth in the section entitled "Equity Compensation Plan Information" in Inter-Tel's Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after Registrant's fiscal year end of December 31, 2002 (the "Notice and Proxy Statement"). The table required by S-K 201(d) is set forth under Item 12 and is incorporated by reference to the proxy statement.

ITEM 6. SELECTED FINANCIAL DATA FINANCIAL SUMMARY

     The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." The table contains selected consolidated financial data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, derived from our audited consolidated financial statements.

(In thousands, except
per share amounts and ratios)                                 For the years ended December 31,
                                       --------------------------------------------------------------------------
                                          2002             2001             2000             1999          1998
                                       ---------        ---------        ---------        ---------     ---------
Net Sales                              $ 381,456        $ 385,655        $ 402,723        $ 314,221     $ 274,504
Cost of sales                            186,983          211,161          243,685(3)       159,463       140,946
Research and development                  19,340           17,556           19,489           14,798        11,373
Selling, general and administrative      128,284          128,604          124,664           97,163        85,897
Amortization of goodwill                      --            1,876            2,228              856           339
Amortization of purchased
  intangible assets                        1,122              677              576              411           318
In-process research and development           --               --            5,433(3)            --        22,755(4)
Other charges                                 --            5,357(2)        45,245(3)            --            --
                                       ---------        ---------        ---------        ---------     ---------
Operating (loss) income                   45,727           20,424(2)       (38,597)(3)       41,530        12,876(4)
                                       =========        =========        =========        =========     =========

Litigation settlement (net of costs
  except for taxes)                       15,516(1)            --               --               --            --
Write-down of investment in
  Inter-Tel.NET/Vianet                    (1,200)              --               --               --            --
Equity share of Cirilium Corp.'s
  net losses                                  --               --           (5,938)(3)           --            --
Write-off of Cirilium Corp.
  investment                                  --               --           (2,045)(3)           --            --
Interest and other income                  1,936            1,081            1,474            2,391         2,913
Foreign currency transaction gain
  (loss)                                     330             (337)            (421)             (46)          105
Interest expense                            (156)            (468)            (213)            (110)          (60)
                                       ---------        ---------        ---------        ---------     ---------
Income (loss) before income taxes
  (benefit)                               62,153(1)        20,700(2)       (45,740)(3)       43,765        15,834(4)
Income taxes (benefit)                    23,516            7,659          (16,817)          16,619         6,790
                                       ---------        ---------        ---------        ---------     ---------

Net income (loss)                      $  38,637(1)     $  13,041(2)     $ (28,923)(3)    $  27,146     $   9,044(4)
                                       =========        =========        =========        =========     =========
Net income (loss) per share
  Basic                                $    1.58(1)     $    0.53(2)     $   (1.10)(3)    $    1.05     $    0.34(4)
  Diluted                              $    1.49(1)     $    0.52(2)     $   (1.10)(3)    $    1.01     $    0.32(4)
                                       ---------        ---------        ---------        ---------     ---------
Weighted average basic common
  shares                                  24,444           24,488           26,273           25,949        26,602
Weighted average diluted common
  shares                                  25,864           25,240           26,273           27,004        27,846
                                       ---------        ---------        ---------        ---------     ---------

BALANCE SHEET DATA
Total assets                           $ 282,062        $ 227,462        $ 243,126        $ 247,517     $ 197,030
Working capital                          131,624           93,156           86,008           60,799        96,317
Shareholders' equity                     173,903          126,837          136,436          168,121       142,686
                                       ---------        ---------        ---------        ---------     ---------
KEY RATIOS
Current ratio                               2.80             2.41             2.05             1.93          3.17
Dividends declared per share           $    0.10        $    0.05        $    0.04        $    0.04     $    0.04
Return on beginning equity                  30.5%             9.6%           (17.2)%           19.0%          6.2%
Return on beginning equity-excluding
  charges and litigation settlement         23.6%(1)         12.0%(2)          7.8%(3)         19.0%         15.6%(4)
Net cash provided by operating
  activities                           $  77,195        $  75,006        $  17,339        $  33,380     $  31,751
                                       =========        =========        =========        =========     =========

----------
(1) 2002 income before taxes includes $15.5 million of proceeds, net of related expenses from a binding arbitration settlement, which increased net income by $9.5 million, or $0.37 per share after tax. Without this settlement, we would have reported net income of $29.1 million ($1.13 per diluted share) for the year ended December 31, 2002.
(2) 2001 operating income includes a pre-tax charge of $5.4 million, which reduced net income by $3.4 million, or $0.13 per share after tax. This pre-tax charge reflects the write-down of our investment in Inter-Tel.NET to net realizable value.
(3) 2000 operating income includes pre-tax charges of $66.8 million, which reduced net income by $42.0 million, or $1.60 per share after tax. These pre-tax charges reflect the write-off of the Executone acquisition of $50.9 million ($7.6 million of which is included in cost of sales) in the second quarter, the write-off of IPRD in connection with the Executone purchase of $5.4 million during the first quarter, the write-down to net realizable value of Inter-Tel.NET assets of $2.0 million during the second quarter, the equity share of Cirilium's losses of $5.9 million for the year, and write-off of our investment in Cirilium of $2.6 million (including reserve adjustments) during the third quarter. Without these charges, we would have reported net income of $13.1 million ($0.50 per diluted share) for the year ended December 31, 2000.
(4) 1998 operating income includes a special pre-tax charge of $22.8 million, which reduced net income by $13.7 million or $.49 per diluted share after tax. This charge reflects the write-off of in-process research and development in connection with the purchase of certain assets and liabilities of Telecom Multimedia Systems, Inc. Without this write-off, we would have reported net income of $22.7 million ($.82 per diluted share) for the year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PARTS OF THIS REPORT ON FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE WORDS "EXPECTS," "ANTICIPATES," "BELIEVES," "INTENDS," "WILL" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH
FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS FORM 10-K.

GENERAL

     Inter-Tel, incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. We market and sell voice processing and unified messaging software, call accounting software, Internet Protocol (IP) telephony software, computer-telephone integration (CTI) applications, local and long distance calling services, and other communications services. Our products and services include the AXXESS by Inter-Tel, ECLIPSE2 by Inter-Tel and Encore by Inter-Tel business communication systems, with integrated voice processing and unified messaging systems, IP telephony voice and data routers, and e-commerce software. We also provide maintenance, leasing and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market System under the symbol "INTL."

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of December 31, 2002, we had 52 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the UK and parts of Europe. In December 2002, we also acquired Swan Solutions Limited, a research and development and software sales office in the United Kingdom.

     Sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and system products. Accordingly, our margins may vary from period to period depending upon distribution channel and product mix. In the event that sales through dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.

     Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively.

     The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our AXXESS and ECLIPSE2 systems, including adding new applications, incorporating IP convergence applications and IP telephones, developing Unified Messaging Software applications, developing speech recognition and text-to-speech applications, developing and enhancing call center applications, developing Unified Communications Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. Inter-Tel's current efforts are focused on developing and enhancing the convergence applications for our AXXESS and ECLIPSE2 systems, enhancing our server-PBX offering, enhancing our unified communications applications, developing new IP endpoint technology, and enhancing our call center applications.

     We offer to our customers a package of lease financing and other services under the name Total Solution (formerly, Totalease). Total Solution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions. Refer to Note E of Notes to Consolidated Financial Statements for additional information regarding our program.

RESULTS OF OPERATIONS

       The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                          Year Ended December 31
                                                     --------------------------------
                                                      2002         2001         2000
                                                     ------       ------       ------
     Net sales                                        100.0%       100.0%       100.0%
     Cost of sales                                     49.0         54.8         60.5
                                                     ------       ------       ------
     Gross profit                                      51.0         45.2         39.5
     Research and development                           5.1          4.6          4.8
     Selling, general and administrative               33.6         33.3         31.0
     Amortization of goodwill and intangibles           0.3          0.7          0.7
     In-process research and development                 --           --          1.3
     Other charges                                       --          1.4         11.2
                                                     ------       ------       ------
     Operating income (loss)                           12.0          5.3         (9.6)
     Litigation settlement                              4.1           --           --
     Equity share of Cirilium Corp.'s net losses         --           --         (1.5)
     Write-off of Cirilium Corp. investment              --           --         (0.5)
     Write-down of Inter-Tel/Vianet investment         (0.3)          --           --
     Interest and other income                          0.5          0.3          0.4
     Foreign currency transaction gains (losses)        0.1         (0.1)        (0.1)
     Interest expense                                    --         (0.1)        (0.1)
     Income taxes (benefit)                             6.2          2.0         (4.2)
                                                     ------       ------       ------
     Net income (loss)                                 10.1%         3.4%        (7.2)%
                                                     ======       ======       ======

YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

     NET SALES. Net sales decreased 1.1% to $381.5 million in 2002 from $385.7 million in 2001, representing a decrease of $4.2 million. The decrease in net sales was primarily attributable to the fact that sales from Inter-Tel.NET (of which Inter-Tel sold 83% of its interest in July 2001) were not included in 2002. Inter-Tel.NET sales were $14.0 million in 2001. Sales from our direct sales offices were relatively flat in 2002 compared to 2001 including sales from McLeod offices acquired in 2002. Excluding the McLeod acquisition, sales in this division declined by approximately 5.4%. Sales from our government and national accounts division decreased $7.1 million, or 25.6%, in 2002 compared to 2001. The DataNet division, which sells networking products through our direct sales offices, government and national accounts division and dealer channel, was purchased in the 2002 McLeod acquisition, and accounted for $13.5 million in sales in 2002. Sales to our dealer network decreased by 4.1% in 2002, due primarily to the impact of the McLeod acquisition, since, prior to 2002, McLeod was a dealer that purchased $4.2 million from Inter-Tel in 2001. Excluding the McLeod acquisition, sales to the dealer network increased 1.5%.

     Sales from our long distance resale and network services divisions increased $7.1 million in 2002 compared to 2001. Net sales from lease financing increased 3.2% in 2002 compared to 2001 and international revenues increased by less than 1% in 2002 compared to 2001.

     Since July 24, 2001, the date of the sale of 83% of Inter-Tel.NET, we have used the cost method of accounting for our remaining investment in
Inter-Tel.NET/Comm-Services. Accordingly, we have not recorded revenues or expenses of Inter-Tel.NET since the date of sale. The reduction in sales attributable to Inter-Tel.NET was due entirely to our sale of 83% of this subsidiary.

     The 2002 decrease in net sales from our direct sales offices, government and national accounts division and dealer channel was also attributable to delayed customer buying decisions related to a continued deterioration in industry and macroeconomic conditions, among other factors as follows. Inter-Tel recognized lower revenues due to lower sales volumes of systems collectively through the direct sales offices, government and national accounts group and dealer channel, offset in part by sales increases in our long distance and network services divisions, sales from acquired McLeod operations, and to a lesser extent, lease finance and international operations. In some instances, prices of various telecommunications systems decreased, and discounts or other highly competitive promotions that were offered to customers to generate sales resulted in lower revenues through both our direct and indirect channels. Sales of communications systems were heavily impacted by delayed buying decisions, in particular in our national accounts division and direct sales offices. Although sales to new customers declined during 2002, recurring revenues to existing customers increased as a percentage of total sales.

     Sales from long distance and network services increased in 2002 compared to 2001 and represented the divisions with our largest percentage sales increases. Sales increased in our long distance division by 17.5%, despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions, our long distance resale division, to offer more competitive pricing, which improved sales to our existing customer base. Network services revenues increased 66% in 2002 compared to 2001, on higher volume of sales and commissions on local and network services such as T-1 access, frame relay and other voice and data circuit services. Please refer to Note P of Notes to Consolidated Financial Statements for additional segment reporting information.

      GROSS PROFIT. Gross profit increased 11.4% to $194.5 million, or 51.0% of net sales in 2002, from $174.5 million, or 45.2% of net sales, in 2001. The increases in gross profit and gross margins were the result of several different factors. Gross profit and gross margin in 2002 improved as a result of no longer including the results of Inter-Tel.NET, which experienced negative gross margins of $5.9 million during 2001. Gross profit and margins also increased in 2002 as compared to 2001 as a result of a higher proportion of recurring revenues from existing customers, including increased maintenance and services revenues as a percentage of total sales, higher software content in our products, cost containment efforts, product design improvements, efficiencies achieved with our manufacturing vendors and a more favorable sales channel mix.

     During 2002, recurring revenues from existing customers in our direct sales and national and government accounts channels increased as a percentage of total sales from these same channels from approximately 44% in 2001 to more than 46% in 2002. Existing customers accounted for a significant portion of our 2002 net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as video conferencing, headsets (wired and wireless), networking products and speakerphones. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through software-only upgrades to our existing customers. Our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations. Accordingly, our gross profit and margins improved in 2002 as a result of this recurring revenue percentage increase.

     Sales from NetSolutions increased by 17.5%, or $4.5 million, compared to 2001. Although gross margins are generally lower in this division than our consolidated margins, the margins improved slightly in 2002 relative to 2001, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. In addition, sales from our network services division increased 66%, or 2.6 million, in 2002 compared to 2001. This division generally receives commissions on network services we sell as an agent for RBOCs. These sales carry little to no equipment costs and generated margins of approximately 91% in 2002. The increase in sales from this division therefore improved our consolidated gross profit and margins.

     The increases in gross margin noted above were offset in part by continued competitive pricing pressures in our direct sales offices, government and national accounts and dealer channels in 2002, including pricing discounts or special competitor promotions on telephone system and software sales and related equipment.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 10.2% to $19.3 million, or 5.1% of net sales in 2002, from $17.6 million, or 4.6% of net sales in 2001. The increase is attributable in large part to the acquisitions of Mastermind in late October 2001 and Swan in early December 2002. The increase is also attributable, to a lesser extent, to increased research and development spending related to convergence applications and new IP endpoint development. In 2002, research and development expenses were directed principally toward the continued development of the AXXESS and Eclipse2 software and systems (including versions 6.0 and 7.0), unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications. We expect that research and development expenses will increase in absolute dollars as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased slightly in absolute dollars to $128.3 million in 2002, compared to $128.6 million in 2001. However, these expenses increased as a percentage of net sales to 33.6% in 2002 compared to 33.3% in 2001. This decrease in absolute dollars was primarily due to the reduction in total net sales of $4.2 million in 2002 compared to 2001. The increase in these expenses as a percentage of net sales is in large part attributable to the sale of 83% of Inter-Tel.NET operations in July 2001. Selling, general and administrative expenses for Inter-Tel.NET were 16.8% of net sales when compared to the consolidated average. Accordingly, when these operations were no longer included in our consolidated results, our selling, general and administrative expenses increased as a percentage of net sales.

     Inter-Tel.NET incurred selling, general and administrative expenses, excluding amortization, of $2.3 million during 2001. Excluding the operations of Inter-Tel.NET for comparative purposes, selling, general and administrative expenses decreased as a percentage of net sales reflecting the lower percentage of total sales generated through our combined direct sales offices and government and national accounts divisions, including the acquired McLeod operations in January 2002. Selling, general and administrative expenses also decreased as a percentage of net sales due to lower depreciation and bad debt costs relative to total sales. In addition, the growth in sales from the resale of long distance calling services and Datanet products led to lower selling, general and administrative costs relative to total sales. We expect that for the foreseeable future selling, general and administrative expenses will increase sequentially in absolute dollars assuming that we increase sales and continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLE ASSETS. We adopted SFAS No. 142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of December 31, 2002, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. Although amortization of goodwill ceased for 2002, goodwill amortization totaled $1.9 million in 2001, reflecting amortization from acquisitions completed prior to 2002. For additional information regarding SFAS 142, see "Goodwill and Other Intangible Assets" in Note A of Notes to Consolidated Financial Statements.

     Amortization of purchased intangible assets included in operating expenses was $1.1 million in 2002 compared to $677,000 for 2001. The increases in the amortization of purchased intangible assets for 2002 compared to 2001 was primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note A "Goodwill and Other Intangible Assets" and Note B "Acquisitions, Dispositions and Restructuring Charges " to Consolidated Financial Statements.

     OTHER CHARGES. We recorded no charges in 2002. In connection with the sale of 83 percent of our interest in Inter-Tel.NET in July 2001, we recorded a pre-tax charge or $5.4 million during 2001, which reduced net income by $3.4 million, or $0.13 per share after-tax. This charge was associated with the impairment of our remaining investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's remaining 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest.

     LITIGATION SETTLEMENT, NET OF COSTS EXCEPT TAXES. In May 2001, Inter-Tel entered into an agreement to submit to binding arbitration a lawsuit we filed in 1996. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a one-time gross cash award of $20 million in February 2002. Direct costs for attorney's fees, expert witness costs, arbitration costs and additional payments and expenses, totaled approximately $4.5 million in 2002, excluding income taxes, for a net award of approximately $15.5 million. The estimated net proceeds from this arbitration settlement were approximately $9.5 million after taxes, or $0.37 per diluted share for the year ended December 31, 2002.

     INTEREST AND OTHER INCOME. In 2002 the other component of this caption included an expense of approximately $1.2 million related to the write-down of Inter-Tel's investment in Inter-Tel.NET/Vianet. Other than the write-down, other income in all periods consisted primarily of interest income and foreign currency transaction gains and losses. Interest and other income increased approximately $855,000 in 2002 compared to 2001 based on a higher level of invested funds, due in part to cash received from the litigation settlement noted above, offset by expenditures relating to the McLeod and Swan acquisitions. During 2002, we recognized foreign currency transaction gains of $330,000, an improvement of $667,000 compared to losses of $337,000 in 2001. Interest expense was $156,000 in 2002, a decrease of $312,000 compared to $468,000 in 2001, due primarily to reduced interest on capital leases held by Inter-Tel.NET, 83% of which was sold in July 2001.

     INCOME TAXES. Our effective income tax rate for 2002 increased to 37.8% compared to 37.0% for 2001. The rate increased primarily as a result of higher marginal tax rates anticipated from higher net income. We expect the full-year 2003 tax rates to be comparable to or slightly higher than the effective tax rate for 2002.

     NET INCOME/(LOSS). Net income for 2002, including the litigation settlement in 2002, increased to $38.6 million, or $1.49 per diluted share, compared to 2001 net income of $13.0 million, or $0.52 per diluted share, including the charge for the impairment of the investment in Inter-Tel.NET.

     Excluding the 2002 litigation settlement, we would have reported net income of $29.1 million, or $1.13 per diluted share in 2002. Excluding both the 2001 charge and entire 2001 business operations of Inter-Tel.NET, we reported net income of $21.8 million, or $0.86 per diluted share, in 2001. The increase is the result of higher gross profit and increased operating efficiencies described in further detail above.

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

     NET SALES. Net sales decreased 4.2% to $385.7 million in 2001 from $402.7 million in 2000, representing a decrease of $17.1 million. Sales from Inter-Tel.NET (of which Inter-Tel sold 83% of its interest in July 2001), accounted for $8.8 million of the decrease. Reduced sales from our direct sales offices, including government and national accounts, and from wholesale distribution accounted for $9.4 million of the decrease. Reduced sales from NetSolutions accounted for $1.0 million of the decrease from 2000 to 2001. Net sales from lease financing increased to 21.8% in 2001 compared to 2000. International revenues decreased approximately $300,000 from 2000 to 2001.

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

     The 2001 decrease in net sales was also attributable to delayed customer buying decisions in 2001 related to a deterioration in macroeconomic conditions. Inter-Tel recognized lower revenues due to lower sales volumes of systems collectively through the direct sales offices, government and national accounts group, dealer channel and foreign operations, offset partially by sales increases in our lease finance operations. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions that were offered to customers to generate sales resulted in lower revenues. Please refer to Note P of Notes to Consolidated Financial Statements for additional segment reporting information.

     GROSS PROFIT. Gross profit increased 9.7% to $174.5 million, or 45.2% of net sales in 2001, from $159.0 million, or 39.5% of net sales in 2000. Excluding the Executone restructuring charge, gross profit increased 4.7% compared to
166.7 million, or 41.4% of net sales in 2000. This increase in gross profit was primarily a result of lower sales from Inter-Tel.NET, which experienced negative gross margins, an increase in sales, as a percentage of consolidated net sales, through our direct sales channel compared to our dealer network, reduced product costs and higher relative recurring revenues. Gross profit also increased as a percentage of net sales, due in large part to the factors described in net sales above. Greater competitive pricing pressures and pricing discounts on telephone system sales offset these increases in 2001.

     Excluding the operations of Inter-Tel.NET, gross profit for 2001 increased 1.4% to $180.4 million, or 48.5% of net sales, compared to $177.9 million, or 46.8% of net sales, in 2000. Inter-Tel.NET generated negative gross profit of $5.9 million in 2001 compared to negative $11.2 million in 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $17.6 million, or 4.6% of net sales in 2001, from $19.5 million, or 4.8% of net sales in 2000. This decline is attributable in large part to the closure of the Executone research and development operations in Milford, Connecticut in July 2000. Accordingly, our 2001 costs did not reflect the Executone expenses, compared to seven months of activity in 2000. In 2001, research and development expenses were directed principally toward the continued development of the digital AXXESS and Eclipse2 software and systems (including version 6.0), unified messaging and voice processing software, InterPrise IP router solutions, Talk-to-Agent web e-commerce solutions, speech recognition and text-to-speech applications, and certain CTI and IVR applications.

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

     OTHER CHARGES. In connection with the sale of our interest in Inter-Tel.NET in July 2001, we recorded a pre-tax charge or $5.4 million during 2001, which reduced net income by $3.4 million, or $0.13 per share after-tax. This charge was associated with the impairment of our investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel's 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest in the net assets of Inter-Tel.NET.

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

     CHARGES AND IN PROCESS RESEARCH AND DEVELOPMENT. We reported a pre-tax charge of $5.4 million during 2001, which reduced net income by $3.4 million, or $0.13 per share after tax. This pre-tax charge reflected the sale of 83% of our interest in Inter-Tel.NET and the write-down of our investment in Inter-Tel.NET to anticipated net realizable value. Without this charges, we would have reported net income of $16.4 million ($0.65 per diluted share) for the year ended December 31, 2001.

     INTEREST AND OTHER INCOME. Other income in both periods consisted primarily of interest income and foreign currency transaction gains and losses. Interest and other income decreased $393,000 in 2001 compared to the same period in 2000 principally as a result of lower levels of cash available for investment. During 2001, we recognized foreign currency transaction losses of $337,000 compared to losses of $421,000 in 2000. Interest expense was $468,000 in 2001 compared to $213,000 in 2000, primarily attributable to debt from assets financed for Inter-Tel.NET operations. This debt was transferred upon the sale of 83% of Inter-Tel.NET in July 2001.

     INCOME TAXES (BENEFIT). The 2001 effective income tax rate increased to 37.0% compared to 36.8% for 2000. The rate was lower in 2000 because we received no tax benefits for a component of the Cirilium losses that were capital losses during 2000 (lower tax benefits were received to apply to 2000 net losses).

     NET INCOME (LOSS). Including the charge recorded in 2001, net income increased to $13.0 million, or $.52 per diluted share, in 2001 compared to net loss of $28.9 million, or a net loss of $1.10 per diluted share, in 2000 reflecting the charges noted above associated with the Executone, Cirilium and Inter-Tel.NET operations. Excluding the charges, net income would have been $16.4 million, or $.65 per diluted share, in 2001.

     Excluding the charges, all Cirilium losses and operations of Inter-Tel.NET, the Company reported net income of $21.8 million, or $0.86 per diluted share, in 2001, compared to net income of $24.2 million, or $0.90 per diluted share, in 2000.

2001 AND 2000 OTHER CHARGES.

     Set forth herein is a further description of the items reflected in other charges during the years ended December 31, 2001 and 2000.

     INTER-TEL.NET/COMM-SERVICES/VIANET. During the second quarter of 2000, Inter-Tel recorded a pre-tax charge associated with Inter-Tel.NET operations of $2.0 million ($1.2 million after-tax), related to the write-down to net realizable value of network equipment and lease termination costs of certain redundant facilities. The reserves established at the time of the write-down have been fully utilized as of December 31, 2001.

     On July 24, 2001, Inter-Tel sold 83% of the stock of Inter-Tel.NET, Inc. to Comm-Services Corporation for a note of $4.95 million, collateralized by
Comm-Services stock, other marketable securities of the shareholders of Comm-Services and 100% of the net assets of Inter-Tel.NET. In connection with the sale of 83% of Inter-Tel.NET, we assessed the fair value of the remaining 17% investment in Inter-Tel.NET. Pursuant to SFAS 121, we recorded a charge as of the close of the second quarter of 2001 of $5.4 million ($3.4 million after tax) associated with the impairment of our investment in Inter-Tel.NET. After the impairment charge, the carrying value of our investment (the note receivable from Comm-Services plus the 17% ownership interest in Comm-Services) totaled $3.7 million as of December 31, 2001. The charge was primarily non-cash.

     Inter-Tel's management has not participated in the management of Inter-Tel.NET since the sale in July 2001. As a result, since July 24, 2001, we have accounted for the remaining Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock and as a result, the loan for the purchase was assumed by Vianet and Inter-Tel continued to hold collateral from the former shareholders of Comm-Services until March 2003. During 2002, the net investment in the notes receivable and 10% interest in Vianet (formerly Comm-Services) was written down by $1.2 million and was recorded in other assets at a carrying value of approximately $2.5 million as of December 31, 2002, which approximated management's estimate of the related collateral value at that time.

     During 1999, 2000 and 2001, Inter-Tel.NET entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to purchase vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In February 2003, we executed an agreement with Vianet and this vendor releasing Inter-Tel from its guarantee of any and all of these obligations, and Inter-Tel and Vianet released the vendor from claims arising from the failure of the network equipment and software previously leased. As part of this agreement, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, in exchange for the release of the remaining collateral and as payment of the loan. Inter-Tel also retained a collateral interest in a Vianet shareholder's variable forward option contract that matures in July 2003 for an amount up to $250,000. We have not recorded an asset for this right as the amount is not guaranteed or reasonably estimable based on the fluctuations of future stock prices. The value received in this transaction was equivalent to our remaining investment value, less accruals for potential obligations to the vendor discussed above.

     Inter-Tel also retains its ownership interest in Vianet and will account for the remaining investment interest of approximately 10% in Vianet using the cost method of accounting.

     EXECUTONE. On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. (Executone). The Executone transaction was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes) was written-off as purchased in-process research and development. In connection with the Executone acquisition, we sold Executone's manufacturing assets and liabilities to Varian of Tempe, Arizona at a net book value of $6.6 million.

     During the second quarter of 2000, we decided to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to our exit plan and closure of the Executone operations. We have accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. We finalized our plan for the exiting of activities and the involuntary termination or relocation of the employees. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly as of December 31, 2002.

     Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. We are liable for the lease on the Milford buildings through January 2005. Various other furniture, computer and equipment leases terminated on varying dates through September 2002. To date, we have entered into sublease agreements with third parties to sublease portions of the facility. The reserve for lease and other contractual obligations is identified in the table below.

     The total restructuring charge from this event totaled $50.9 million. The following tables summarize details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through December 31, 2002. Activity represents payments made or amounts written off.

                                                                                                      RESERVE
                                      CASH/    RESTRUCTURING     2000         2001        2002        BALANCE
          DESCRIPTION               NON-CASH      CHARGE       ACTIVITY     ACTIVITY    ACTIVITY    AT 12/31/02
          -----------               --------      ------       --------     --------    --------    -----------
                                                                   (In thousands)
PERSONNEL COSTS:
  Severance and termination
     Costs                            Cash       $ (1,583)     $  1,558     $      2     $     20     $     (3)
  Other Plant closure costs           Cash           (230)           30          200           --           --

LEASE TERMINATION AND OTHER
CONTRACTUAL OBLIGATIONS (NET
OF ANTICIPATED RECOVERY):
  Building and equipment
     Leases                           Cash         (7,444)        1,348        1,489        2,594       (2,013)
  Other contractual obligations       Cash         (1,700)           --        1,700           --           --

IMPAIRMENT OF ASSETS:
  Inventories                       Non-Cash       (3,454)        1,376          209        1,869           --
  Prepaid inventory and other
    Expenses                        Non-Cash       (2,485)        2,485           --           --
  Accounts receivable               Non-Cash       (1,685)          521          245           88         (831)
  Fixed assets                      Non-Cash       (3,151)        2,942           --           53         (156)
  Net intangible assets             Non-Cash      (29,184)       29,184           --           --           --

TOTAL                                            $(50,916)     $ 39,444     $  3,845     $  4,624     $ (3,003)

     Included in the total Executone restructuring costs of $50.9 million is a $43.3 million restructuring charge for exit costs and asset impairment included in other charges, and $7.6 million associated with the impairment of inventories, which has accordingly been recorded as additional costs of sales. Refer to Management's Discussion and Analysis for additional information.

INFLATION/CURRENCY FLUCTUATION

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or is expected to be moved to alternative sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and other parts of Asia could result in higher international sales as a percentage of total revenues; however, international revenues do not currently represent a significant portion of our total revenues.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, cash and equivalents and short-term investments totaled $125.8 million, which represented an increase of approximately $64.0 million from the $61.8 million total at December 31, 2001. We maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2003. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers and we intend to renew this facility again in 2003. During the year ended December 31, 2002, we received approximately $9.5 million in net after-tax proceeds ($15.5 million pre-tax and net of related expenses) from the settlement of an arbitration claim (Refer to "Litigation Settlement" in "Management's Discussion and Analysis, Year Ended December 31, 2002 Versus Year Ended December 31, 2001"). During the year ended December 31, 2002, we expended approximately $13,000 to repurchase our common stock, compared to $28.9 million used to repurchase common stock in 2001. During 2002, we expended $11.4 million to fund acquisitions, compared to $6.8 million in 2001. A portion of our cash balances may be used for, among other things, acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $77.2 million for the year ended December 31, 2002, compared to $75.0 million for the same period in 2001. Cash provided by operating activities in 2002 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses and provision for losses on receivables and leases. Cash generated by the change in operating assets and liabilities in 2002 was $15.5 million, compared to cash generated by the change in operating assets and liabilities of $21.0 million in 2001. At December 31, 2002, we achieved lower net accounts receivable, inventory, prepaid expenses and other current assets than at December 31, 2001, which was primarily a result of close management of receivables and inventory and working down elevated levels of working capital assets acquired in the Executone acquisition. We expect to expand sales through our direct sales office and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable and inventories.

     Net cash used in investing activities totaled $56.6 million, primarily in the form of acquisitions and capital expenditures, as well as $37.9 million used to purchase short-term investments net of sales and maturities, compared to net cash used in investing activities of $17.6 million in 2001, including $3.0 million used to purchase short-term investments. Cash used in acquisitions and investments in joint ventures totaled approximately $11.4 million in 2002 compared to $6.8 million in 2001. Capital expenditures totaled approximately
$7.6  million  for 2002  compared  to $8.0  million  in 2001.  Net cash  used in investing activities in 2000 was partially offset by cash received of $6.6 million from the disposition of the manufacturing operations of Executone. We anticipate additional capital expenditures during 2003, principally relating to expenditures for equipment and management information systems used in operations, facilities expansion and acquisition activities.

     Net cash provided by financing activities totaled $5.5 million during 2002 compared to the use of $25.7 million in 2001. We expended approximately $13,000 and $28.9 million for stock repurchases during 2002 and 2001, respectively, funded by existing cash balances during each period. Repayment of our long-term debt for the year 2002 was $481,000, while we issued long-term debt, net of repayments, of $1.8 million in 2001 primarily in the form of long-term capital leases to support capital additions to Inter-Tel.NET prior to our divestiture of our majority ownership in July, 2001. During 2002, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a reduction to retained earnings. Net cash used for cash dividends totaled $2.2 million in 2002 and $1.0 million during 2001. Cash provided by the exercise of stock options and stock issuances pursuant to our Employee Stock Purchase Plan totaled $8.2 million in 2002 and $2.3 million in 2001.

     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $205.8 and $202.7 million remained unbilled at December 31, 2002 and December 31, 2001, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although we to date have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

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

CONTRACTUAL OBLIGATIONS

     We had the following contractual obligations outstanding as of December 31, 2002:

                                                      Amount of Commitment Expiration Per Period
                                               -------------------------------------------------------
(in thousands)                                           Less Than 1                           After 5
                                                Total        Year     1-3 Years   4-5 Years     Years
                                                -----        ----     ---------   ---------     -----
Operating lease obligations, primarily for     $28,819     $ 9,390     $13,939     $ 5,142     $   348
   building and equipment leases
Letters of credit                                  545         545          --          --          --
                                               -------     -------     -------     -------     -------
                                               $29,364     $ 9,935     $13,939     $ 5,142     $   348
                                               =======     =======     =======     =======     =======

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

     REVENUE RECOGNITION. We recognize revenue pursuant to Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Revenue derived from sales of systems and services to end-user customers is recognized upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided.

     For shipments to dealers and other distributors, our revenues are recorded as products are shipped and services are rendered, because the sales process is complete. These shipments are primarily to third-party dealers and distributors, and title passes when goods are shipped (free-on-board shipping point). Long distance services revenues are recognized as service is provided.

     SALES-LEASES. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 101, as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The costs of systems installed under these sales-leases, net of residual values at the end of the lease periods, are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represent reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of "Net investments in Sales-Leases" on the balance sheet, or included in long-term liabilities on our balance sheet for off-balance sheet leases.

     GOODWILL AND OTHER INTANGIBLE ASSETS. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

     * Significant under-performance relative to historical, expected or projected future operating results;
     * Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     *    Our market capitalization relative to net book value, and
     *    Significant negative industry or economic trends.

     When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel has performed the first of the required impairment tests for goodwill as of October 1, 2002 and has determined that the carrying amount of goodwill is not impaired.

     Inter-Tel has adopted SFAS 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 resulted in an increase in income from continuing operations before income taxes of approximately $1.8 million in 2002.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in "Sales-Leases." We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. At December 31, 2002, our allowance for doubtful accounts for accounts receivable were $12.2 million of our $54.7 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORIES. We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need, or excess. We currently consider all inventory that has no activity within one year as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand, product life-cycles, changing technologies and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. At December 31, 2002, our inventory reserves were $10.6 million of our $21.9 million gross inventories. If actual customer demand, product life-cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

     Divisions of the United States Department of Justice are investigating other companies' and Inter-Tel's participation in a federally-funded "E-Rate program" to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss (if any) with respect to, the investigations. If Inter-Tel is convicted of any crime or subjected to sanctions, or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with any investigations, our business and operating results could be materially and adversely affected. Based upon the information known at this time, we do not expect the investigations to result in a material adverse impact upon the Company's business or financial condition. Nevertheless, the early nature of the investigations makes it difficult to determine whether the likelihood of a material adverse outcome is unlikely.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("SFAS") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company's adoption of SFAS No. 144 had no effect on the Company's financial position or results of operation.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123 as of December 31, 2002. We do not expect the adoption of this statement to have an impact on our results of operations or financial position.

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

     The Company also maintains short-term investments, which are all classified as available for sale, and have been recorded at fair value, which approximates cost. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic "Dutch auctions" generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. These instruments are rated A or higher by Standard & Poor's Ratings Group, or equivalent. The Company's short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company's investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we are not subject to significant interest rate risk.

     LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our Total Solutions program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental payment streams under the leases. Upon the sale of the rental payment streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience, past due accounts and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See "Liquidity and Capital Resources" in Management's Discussion and Analysis and Notes A and D of Notes to Consolidated Financial Statements for more information regarding our lease portfolio and financing.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Inter-Tel, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

     In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1.   FINANCIAL STATEMENTS

The following consolidated financial statements of Inter-Tel, Incorporated, and subsidiaries, are incorporated by reference to Exhibit 13.0:

     Report of Ernst & Young LLP, Independent Auditors
     Consolidated balance sheets--December 31, 2002 and 2001
     Consolidated  statements of operations--years ended December 31, 2002,
       2001 and 2000
     Consolidated statements of shareholders' equity--years ended December 31,
       2002, 2001 and 2000
     Consolidated statements of cash flows--years ended December 31, 2002, 2001 and 2000 Notes to consolidated financial statements

2.   FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

     Schedule for the three years ended December 31, 2002:

     Schedule II--Valuation and Qualifying Accounts                  Page No. 50

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

     10.58(16)   Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

     10.59(17)*  Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

     10.60(18)*  Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

     10.61(19)*  Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.

     10.61(20)   Computer Telephony Asset Purchase Agreement dated as of
                 October 17, 1999 by and between Executone Information Systems,
                 Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business
                 Information Systems, Inc.

     13.0(21)    Excerpts from Annual Report to Security Holders.

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

(11) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 33-40353).

(12) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 33-70054).

(13) Incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 33-73620).

(14) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).

(15) Incorporated by reference to Registrant's Proxy Statement dated March 23, 1994 and to Registrant's Registration Statement on Form S-8 (File No. 33-83826).

(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17) Incorporated by reference to Registrant's Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-85098).

(18) Incorporated by reference to Registrant's Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-87474).

(19) Incorporated by reference to Registrant's Registration Statements on Forms S-8 (File Nos. 333-56872, 333-67261 and 333-85098).

(20) Incorporated by reference to Registrant's Report on Form 8-K (File No. 333-67261).

(21) Filed herewith, except as noted.

* Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

(b)  Reports on Form 8-K. None.

(c)  Exhibits.

     13.0      Excerpts from Annual Report to Security Holders.  Filed herewith.

     21.0      Subsidiaries of Inter-Tel, Incorporated.

     23.0      Consent of Ernst & Young LLP, Independent Auditors.

     24.1      Power of Attorney.

     99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     See Item 15(a) 3 also.

(d) Financial Statement Schedule. The response to this portion of Item 15 is submitted as a separate section of this report. See Item 8.

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

Dated: March 19, 2003

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven G. Mihaylo, certify that:

1.   I have reviewed this annual report on Form 10-K of Inter-Tel, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ STEVEN G. MIHAYLO
                                            ------------------------------------
                                            Steven G. Mihaylo
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER
Date: March 19, 2003                        (PRINCIPAL EXECUTIVE OFFICER)

               CERTIFICATION OF CHIEF FINANCIAL OFFICER AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kurt R. Kneip, certify that:

1.   I have reviewed this annual report on Form 10-K of Inter-Tel, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ KURT R. KNEIP
                                            ------------------------------------
                                            Kurt R. Kneip,
                                            SENIOR VICE PRESIDENT AND CHIEF
                                            FINANCIAL OFFICER
Date: March 19, 2003                        (PRINCIPAL FINANCIAL OFFICER)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                             COL. A       COL. B        COL. C          COL. D           COL. E
                                           ---------    ----------     --------        --------          ------
                                                        ADDITIONS
                                                                       Charged
                                           Balance at    Charged       to Other       Charged to        Balance
                                           Beginning     to Costs      Accounts       Deductions       at End of
        DESCRIPTION                        of Period    & Expenses     Describe        Describe          Period
        -----------                        ---------    ----------     --------        --------          ------
YEAR ENDED DECEMBER 31, 2002

Deducted from asset accounts:
Allowance for doubtful accounts            $ 11,858      $  4,177      $    517 (4)    $  4,393 (2)     $ 12,159
Allowance for lease accounts                 10,736         6,356            --           4,040 (2)       13,052
Inventory allowance                          13,202         1,526            --           4,170 (3)       10,558

YEAR ENDED DECEMBER 31, 2001

Deducted from asset accounts:
Allowance for doubtful accounts              17,187         6,260           207 (4)      11,796 (1,2)     11,858
Allowance for lease accounts                  9,200         5,840            --           4,304 (2)       10,736
Inventory allowance                          11,897         1,614         2,000 (4)       2,309 (3)       13,202

YEAR ENDED DECEMBER 31, 2000

Deducted from asset accounts:
Allowance for doubtful accounts               8,814         6,793         4,994 (4)       3,414 (2)       17,187
Allowance for lease accounts                  6,891         4,927            --           2,618 (2)        9,200
Inventory allowance                           5,849         1,653         6,278 (4)       1,883 (3)       11,897

----------
(1) Includes $4.6 million related to 2000 acquisitions and included in balance at end of period 2000 (see item 4 below). Additionally, this includes $1.9 million transferred to Comm-Services with sale of Inter-Tel.NET that was also included in balance at end of period.
(2)  Uncollectible accounts written off, net of recoveries.
(3)  Inventory written off or sold.
(4)  Acquired in purchase transaction.