Form 10-Q
period 2003-03-31
INTER TEL INC
filed 2003-05-12
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended                              Commission File Number:
         March 31, 2003                                          0-10211


                             INTER-TEL, INCORPORATED


Incorporated in the State of Arizona                       I.R.S. No. 86-0220994


                               1615 S. 52nd STREET
                              TEMPE, ARIZONA 85281

                                 (480) 449-8900

                                 --------------


     Title of Class                             Outstanding as of March 31, 2003
     --------------                             --------------------------------

Common Stock, no par value                                 24,926,167


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

                                      INDEX

                    INTER-TEL, INCORPORATED AND SUBSIDIARIES

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (unaudited)

         Condensed consolidated balance sheets--March 31, 2003
         and December 31, 2002                                                 3

         Condensed consolidated statements of income--three
         months ended March 31, 2003 and March 31, 2002                        4

         Condensed consolidated statements of cash flows--three months
         ended March 31, 2003 and March 31, 2002                               5

         Notes to condensed consolidated financial
         statements--March 31, 2003                                            6

 Item 2. Management's Discussion and Analysis of Financial                    13
         Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk           31

 Item 4. Controls and Procedures                                              31

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                                    32

 Item 2. Changes in Securities and Use of Proceeds                            32

 Item 3. Defaults on Senior Securities                                        32

 Item 4. Submission of Matters to a Vote of Security Holders                  32

 Item 5. Other Information                                                    33

 Item 6. Exhibits and Reports on Form 8-K                                     33

         SIGNATURES                                                           34

         MANAGEMENT CERTIFICATIONS                                            35

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,   December 31,
(in thousands, except share amounts)                                           2003         2002
                                                                            (Unaudited)   (Note A)
                                                                             ---------    ---------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                         $  76,226    $  84,923
Short-term investments                                                          55,372       40,916
                                                                             ---------    ---------
Total cash and short-term investments                                          131,598      125,839

Accounts receivable, net of allowances of $11,823 in 2003 and
    $12,159 in 2002                                                             37,681       42,566
Inventories, net of allowances of $9,273 in 2003 and
    $10,558 in 2002                                                             11,405       11,329
Net investment in sales-leases, net of allowances of $511 in 2003 and
    $516 in 2002                                                                13,884       13,344
Income taxes receivable                                                            700        2,604
Deferred income taxes                                                            3,184        2,377
Prepaid expenses and other assets                                                7,942        6,705
                                                                             ---------    ---------
TOTAL CURRENT ASSETS                                                           206,394      204,764

PROPERTY, PLANT & EQUIPMENT                                                     23,734       24,795
GOODWILL                                                                        17,646       17,646
PURCHASED INTANGIBLE ASSETS                                                      6,933        7,416
NET INVESTMENT IN SALES-LEASES, net of allowances of
    $1,486 in 2003 and $1,411 in 2002                                           25,585       24,692
OTHER ASSETS                                                                       165        2,749
                                                                             ---------    ---------
                                                                             $ 280,457    $ 282,062
                                                                             ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                             $  22,653    $  23,089
Other current liabilities                                                       42,963       50,051
                                                                             ---------    ---------
TOTAL CURRENT LIABILITIES                                                       65,616       73,140

DEFERRED TAX LIABILITY                                                          18,059       16,320
LEASE RECOURSE LIABILITY                                                        11,219       11,125
RESTRUCTURING RESERVE                                                              799        1,049
OTHER LIABILITIES                                                                6,589        6,525

SHAREHOLDERS' EQUITY
Common stock, no par value-authorized 100,000,000 shares;
    issued-27,161,823 shares; outstanding-24,926,167 at
    March 31, 2003 and 24,908,983 shares at
    December 31, 2002                                                          111,679      111,639
Less: Shareholder loans                                                           (312)        (338)
Retained earnings                                                               93,574       89,643
Accumulated other comprehensive income                                             266          195
                                                                             ---------    ---------
                                                                               205,207      201,139
Less: Treasury stock at cost - 2,235,656 shares in 2003
    and 2,252,840 shares in 2002                                               (27,032)     (27,236)
                                                                             ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                     178,175      173,903
                                                                             ---------    ---------
                                                                             $ 280,457    $ 282,062
                                                                             ---------    ---------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended March 31,
(In thousands, except                                          ----------------------------
per share amounts)                                                  2003        2002
                                                                  --------    --------
NET SALES                                                         $ 84,169    $ 90,070
   Cost of sales                                                    40,095      45,016
                                                                  --------    --------
GROSS PROFIT                                                        44,074      45,054

   Research & development                                            5,234       4,317
   Selling, general, and administrative                             31,246      30,657
   Amortization of purchased intangible assets                         428         257
                                                                  --------    --------
                                                                    36,908      35,231
                                                                  --------    --------

OPERATING INCOME                                                     7,166       9,823

   Litigation settlement (net of costs except for taxes)                --      15,302
   Write-down of investment in Inter-Tel.NET/Vianet                     --        (600)
   Interest and other income                                           443         439
   Foreign currency transaction losses                                 (40)        (84)
   Interest expense                                                    (32)        (34)
                                                                  --------    --------

INCOME BEFORE INCOME TAXES                                           7,537      24,846
   Income tax provision                                              2,865       9,451
                                                                  --------    --------

NET INCOME                                                        $  4,672    $ 15,395
                                                                  --------    --------
NET INCOME PER SHARE
   Basic                                                          $   0.19    $   0.64
   Diluted                                                        $   0.18    $   0.60
                                                                  --------    --------

DIVIDENDS PER SHARE                                               $   0.03    $   0.02
                                                                  --------    --------

Weighted average basic common shares                                24,920      24,179

Weighted average diluted common shares                              26,039      25,550
                                                                  --------    --------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
(In thousands)                                                        2003        2002
                                                                    --------    --------
OPERATING ACTIVITIES
Net income                                                          $  4,672    $ 15,395
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation of fixed assets                                      1,798       1,879
     Amortization of patents included in R&D expenses                     55          55
     Amortization of goodwill and purchased intangible assets            428         257
     Provision for losses on receivables                                 933         856
     Provision for losses on leases                                    1,120       1,606
     Provision for inventory valuation                                    80         149
     Decrease in other liabilities                                    (1,031)       (871)
     Loss on sale of property and equipment                               37          16
     Deferred income taxes                                               932         148
     Effect of exchange rate changes                                      70         280
     Changes in operating assets and liabilities                      (2,033)     12,777
                                                                    --------    --------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                              7,061      32,547
                                                                    --------    --------
INVESTING ACTIVITIES
     Purchases of short-term investments                             (33,153)     (7,000)
     Maturities and sales of short-term investments                   18,698       1,000
     Additions to property and equipment and equipment held
       under lease                                                      (837)     (1,250)
     Proceeds from disposal of property and equipment                     63          66
     Cash used in acquisitions                                            --      (8,000)
                                                                    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                (15,229)    (15,184)
                                                                    --------    --------
FINANCING ACTIVITIES
     Cash dividends paid                                                (747)       (449)
     Treasury stock purchases                                             (9)         --
     Payments on term debt                                               (13)       (268)
     Proceeds from exercise of stock options, including
       shareholder loan repayments                                       240         296
                                                                    --------    --------
NET CASH USED IN FINANCING ACTIVITIES                                   (529)       (421)
                                                                    --------    --------
INCREASE (DECREASE) IN CASH
     AND EQUIVALENTS                                                  (8,697)     16,942
                                                                    --------    --------
CASH AND EQUIVALENTS AT
     BEGINNING OF PERIOD                                              84,923      58,795
                                                                    --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD                               $ 76,226    $ 75,737
                                                                    --------    --------

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current period presentation.

STOCK-BASED COMPENSATION

     In 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the fourth quarter of 2002. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

     We do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the stock on the effective date of grant. At March 31, 2003, the Company has four stock-based employee and director incentive plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

                                                        Three Months Ended March 31,
                                                        ----------------------------
(in thousands, except per share data)                         2003        2002
                                                             -------    -------
Net income, as reported                                      $ 4,672    $15,395

Deduct: total stock-based compensation expense determined
  under fair value based method for all awards, net of tax      (711)      (834)
                                                             -------    -------

Pro forma net income                                         $ 3,961    $14,561
                                                             -------    -------
Earnings per share of common stock
Basic - as reported                                          $  0.19    $  0.64
Basic - pro forma                                            $  0.16    $  0.60
Diluted - as reported                                        $  0.18    $  0.60
Diluted - pro forma                                          $  0.15    $  0.57

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the low end of reasonable assumptions for input variables rather than attempting to identify a best-point estimate. The option pricing model utilized the following weighted average assumptions for 2003 and 2002, respectively: risk free interest rates of 2.73% for 2003 and 2002; dividend yields of 1.2% for 2003 and 0.75% for 2002; volatility factors of the expected market price of our stock averaged .59 for 2003 and .576 for 2002. Employee stock options vest over four to five year periods and director options vest at the end of six months from the grant date.

NEW ACCOUNTING STANDARDS AND PRONOUNCEMENTS

     COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. We adopted SFAS No. 146 effective January 1, 2003, to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and its adoption did not have any effect on our financial position or results of operations.

     ASSET RETIREMENT OBLIGATIONS: In 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003 and its adoption did not have any effect on our financial position or results of operations.

     VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. We do not expect the adoption of this standard to have any impact on our results of operations, financial position or liquidity.

     GUARANTEES: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, "ACCOUNTING FOR DERIVATIVES AND HEDGING" ("SFAS No. 133"), a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 to has not had any impact on our results of operations, financial position or liquidity.

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

Divisions of the United States Department of Justice are investigating other companies' and Inter-Tel's participation in a federally-funded "E-Rate program" to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss (if any) with respect to, the investigations. Based upon the information known at this time, we do not expect the investigations to result in a material adverse impact upon the Company's business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with these and other investigations, our business and operating results could be materially and adversely affected. Nevertheless, the early nature of the investigations makes it difficult to determine whether the likelihood of a material adverse outcome is unlikely.

NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended March 31,
                                                              ----------------------------
(In thousands, except per share amounts)                            2003       2002
                                                                   -------   -------
Numerator:
     Net Income                                                    $ 4,672   $15,395
                                                                   -------   -------
Denominator:
     Denominator for basic earnings per
     share - weighted average shares                                24,920    24,179
Effect of dilutive securities:
Employee and director stock options                                  1,119     1,371
                                                                   -------   -------
Denominator for diluted earnings per share - adjusted
   weighted average shares and assumed conversions                  26,039    25,550

Basic earnings per share                                           $  0.19   $  0.64
                                                                   -------   -------
Diluted earnings per share                                         $  0.18   $  0.60
                                                                   -------   -------

At March 31, 2003 and 2002, options to purchase 505,350 and 575,600 shares, respectively, of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive.

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

In connection with the McLeod acquisition, we recorded goodwill of approximately $4.0 million and other purchased intangible assets of $0.5 million, for a total of $4.5 million. The goodwill balance is being accounted for in accordance with SFAS 141 and 142. The balances included in other purchased intangible assets will be amortized over periods ranging from two to five years from the date of the acquisition. During the quarters ended March 31, 2003 and 2002, the amortization of purchased intangible assets from McLeod was $38,000 and $25,000, respectively.

SWAN. On December 3, 2002, Inter-Tel Integrated Systems, Inc., our wholly-owned subsidiary, acquired 100% of the capital stock of Swan Solutions Limited ("Swan") in England and Wales, for $4.0 million in cash. Of this amount, $3.0 million was paid at closing, $250,000 is payable in six months from the closing date and $250,000 is payable one year from closing date. The remaining $500,000 is subject to the achievement of five performance milestones triggering the payment of $100,000 each. As of March 10, 2003, the first of the milestones was achieved and $100,000 was paid to the Swan shareholders. Payments relating to the achievement of performance milestones will be charged to expense, in the period earned, if applicable. The Company recorded amortizable intangible technology assets totaling $3.4 million in connection with this acquisition. These technology assets are being amortized over 5 years. During the quarter ended March 31, 2003, the amortization of purchased intangible assets from Swan was $172,000.

INTER-TEL.NET/COMM-SERVICES/VIANET. On July 24, 2001, Inter-Tel sold 83% of the stock of Inter-Tel.NET, Inc. to Comm-Services Corporation for a note of $4.95 million, collateralized by Comm-Services stock, other marketable securities of the shareholders of Comm-Services and 100% of the net assets of Inter-Tel.NET. In connection with the sale of 83% of Inter-Tel.NET, we assessed the fair value of the remaining 17% investment in Inter-Tel.NET. Pursuant to SFAS 121, we recorded a charge as of the close of the second quarter of 2001 of $5.4 million ($3.4 million after tax) associated with the impairment of our investment in Inter-Tel.NET. After the impairment charge, the carrying value of our investment (the note receivable from Comm-Services plus the 17% ownership interest in Comm-Services) totaled $3.7 million as of December 31, 2001. The charge was primarily non-cash.

Inter-Tel's management has not participated in the management of Inter-Tel.NET since the sale in July 2001. As a result, since July 24, 2001, we have accounted for the remaining Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Comm-Services was converted to approximately 10% of Vianet stock and as a result, Vianet assumed the loan for the purchase and Inter-Tel continued to hold collateral from the former shareholders of Comm-Services until March 2003. During the first six months of 2002, the net investment in the notes receivable and 10% interest in Vianet (formerly Comm-Services) was written down by $1.2 million ($600,000 each in the first and second quarters) and was recorded in other assets at a carrying value of approximately $2.5 million as of December 31, 2002, which approximated management's estimate of the related collateral value at that time.

During 1999, 2000 and 2001, Inter-Tel.NET entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to purchase vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In February 2003, we executed an agreement with Vianet and this vendor releasing Inter-Tel from its guarantee of all of these obligations, and Inter-Tel and Vianet released the vendor from claims arising from the failure of the network equipment and software previously leased. As part of this agreement, Inter-Tel also received payment from the Vianet shareholders of $1.45 million plus certain collateral assets, in exchange for the release of the remaining collateral and as payment of the loan. Inter-Tel also retained a collateral interest in a Vianet shareholder's variable forward option contract that matures in July 2003 for an amount up to $250,000. We have not recorded an asset for this right as the amount is not guaranteed or reasonably estimable based on the fluctuations of future stock prices. The value received in this transaction was equivalent to our remaining investment value, less accruals for potential obligations to the vendor discussed above.

Inter-Tel retains its ownership interest in Vianet and will account for the remaining investment interest of approximately 10% in Vianet using the cost method of accounting.

EXECUTONE RESTRUCTURING CHARGE. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly through March 31, 2003.

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

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through March 31, 2003.

                                                                       ACTIVITY                   RESERVE
                                            CASH/      RESTRUCTURING   THROUGH        2003        BALANCE
            DESCRIPTION                   NON-CASH        CHARGE         2002       ACTIVITY     AT 3/31/03
            -----------                   --------        ------         ----       --------     ----------
PERSONNEL COSTS:
  Severance and termination costs         Cash           $ (1,583)     $  1,580     $     --      $     (3)
  Other Plant closure costs               Cash               (230)          230           --            --

LEASE TERMINATION AND OTHER CONTRACTUAL
OBLIGATIONS (NET OF ANTICIPATED
RECOVERY):
  Building and equipment leases           Cash             (7,444)        5,431          223        (1,790)
  Other contractual obligations           Cash             (1,700)        1,700           --            --

IMPAIRMENT OF ASSETS:
  Inventories                             Non-Cash         (3,454)        3,454           --            --
  Prepaid inventory and other expenses    Non-Cash         (2,485)        2,485           --            --
  Accounts receivable                     Non-Cash         (1,685)          854          220          (611)
  Fixed assets                            Non-Cash         (3,151)        2,995           --          (156)
  Net intangible assets                   Non-Cash        (29,184)       29,184           --            --

                                                         --------      --------     --------      --------
TOTAL                                                    $(50,916)     $ 47,913     $    443      $ (2,560)
                                                         --------      --------     --------      --------

NOTE D - SEGMENT INFORMATION

Inter-Tel follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions as to how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS 131, is the Chief Executive Officer.

We view our operations as primarily composed of two segments: (1) telephone systems, telecommunications software and hardware, and (2) local and long distance calling services. These services are provided through the Company's direct sales offices and dealer network to business customers throughout the United States, Europe, Asia, Mexico and Canada. As a result, financial information disclosed represents substantially all of the financial information related to the Company's two principal operating segments. Results of operations for the local and long distance calling services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.

In addition to the two primary segments discussed above, the Inter-Tel.NET operations/investment, Inter-Tel's former IP long distance subsidiary, is separately disclosed as a business segment through June of 2002. On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. As a result, since July 24, 2001, we have accounted for the remaining 17% Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Inter-Tel.NET/Comm-Services was converted to approximately 10% of Vianet stock. Inter-Tel will account for the remaining 10% investment in Vianet (formerly Comm-Services) using the cost method of accounting. Inter-Tel assessed the value of this investment at March 31, 2002 and wrote-down this investment by $600,000 to approximately $3.1 million.

For the quarters ended March 31, 2003 and 2002, we generated income from business segments, including income from a litigation settlement and losses from our investment in Inter-Tel.NET/Vianet for 2002, as follows:

                                                         THREE MONTHS ENDED MARCH 31, 2003
                                      -----------------------------------------------------------------------
                                                                                        RESALE OF
                                                                                        LOCAL AND
                                                                SUBTOTAL                  LONG
(In thousands, except per share       PRINCIPAL    LITIGATION  PRINCIPAL  INTER-TEL.NET  DISTANCE
amounts)                               SEGMENT     SETTLEMENT   SEGMENT      /VIANET     SERVICES     TOTAL
                                      ---------    ----------  ---------    ---------   ---------   ---------
Net sales                             $  75,675    $      --   $  75,675    $      --   $   8,494   $  84,169
Gross profit                             41,560           --      41,560           --       2,514      44,074
Operating income                          5,980           --       5,980           --       1,186       7,166
Interest and other income                   409           --         409           --          34         443
Foreign currency transaction losses         (40)          --         (40)          --          --         (40)
Interest expense                            (32)          --         (32)          --          --         (32)
Net income                            $   3,916    $      --   $   3,916    $      --   $     756   $   4,672
Net income per diluted share (1)      $    0.15    $      --   $    0.15    $      --   $    0.03   $    0.18
Weighted average diluted shares (1)      26,039       26,039      26,039       26,039      26,039      26,039
Total assets                          $ 262,714    $      --   $ 262,714    $      --   $  17,743   $ 280,457
Depreciation and amortization             2,269           --       2,269           --          12       2,281

                                                         THREE MONTHS ENDED MARCH 31, 2002
                                      -----------------------------------------------------------------------
                                                                                        RESALE OF
                                                                                        LOCAL AND
                                                                SUBTOTAL                  LONG
(In thousands, except per share       PRINCIPAL    LITIGATION  PRINCIPAL  INTER-TEL.NET  DISTANCE
amounts)                               SEGMENT     SETTLEMENT   SEGMENT      /VIANET     SERVICES     TOTAL
                                      ---------    ----------  ---------    ---------   ---------   ---------
Net sales                             $  83,280    $      --   $  83,280    $      --    $   6,790   $  90,070
Gross profit                             43,597           --      43,597           --        1,457      45,054
Operating income                          9,382           --       9,382           --          441       9,823
Interest and other income                   410       15,302      15,712         (600)          29      15,141
Foreign currency transaction losses         (84)          --         (84)          --           --         (84)
Interest expense                            (34)          --         (34)          --           --         (34)
Net income (loss)                     $   6,112    $   9,365   $  15,477    $    (378)   $     296   $  15,395
Net income (loss) per diluted
   share (1)                          $    0.24    $    0.37   $    0.61    $   (0.02)   $    0.01   $    0.60
Weighted average diluted shares (1)      25,550       25,550      25,550       24,179       25,550      25,550
Total assets                          $ 239,666    $      --   $ 239,666    $      --    $  12,003   $ 251,669
Depreciation and amortization             2,161           --       2,161           --           30       2,191

1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share when a net loss is recorded.

Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $81.7 million or 97.1% of total revenues, and $87.4 million or 97.1% of total revenues for the quarters ended March 31, 2003 and 2002, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe and Asia. In the first quarters of 2003 and 2002, revenues from customers located internationally accounted for 2.9% and 2.9% of total revenues, respectively.

NOTE E - NET INVESTMENT IN SALES-LEASES

Net investment in sales-leases represents the value of sales-leases presently held under our Total Solution program. We currently sell the rental payments due to us from some of the sales-leases. We maintain reserves against our estimate of potential recourse for the balance of sales-leases and for the balance of sold rental payments remaining unbilled. The following table provides detail on the total net balances in sales-leases (in thousands):

                                                                               March 31,  December 31,
                                                                                 2003         2002
                                                                               --------     --------
Lease balances included in consolidated accounts receivable, net of
allowances of $2,363 in 2003 and $2,562 in 2002                                $  6,793     $  6,470

Net investment in Sales-Leases:

    Current portion, net of allowances of $511 in 2003 and $516 in 2002          13,884       13,344

    Long-term portion, includes residual amounts of $372 in 2003 and $518
       in 2002, net of allowances of $1,486 in 2003 and $1,411 in 2002           25,585       24,692
                                                                               --------     --------
Total investment in Sales-Leases, net of allowances of $4,360 in 2003 and
    $4,489 in 2002                                                               46,262       44,506

Sold rental payments remaining unbilled (subject to limited recourse
    provisions), net of allowances of $11,219 in 2003 and $11,125 in 2002       193,170      194,684
                                                                               --------     --------
Total balance of sales-leases and sold rental payments remaining unbilled,
    net of allowances                                                          $239,432     $239,190
                                                                               --------     --------

Total allowances for entire lease portfolio (including limited recourse
    liabilities)                                                               $ 15,579     $ 15,614
                                                                               --------     --------

Reserve levels are established based on portfolio size, loss experience, levels of past due accounts and periodic, detailed reviews of the portfolio. Recourse on the sold rental payments is contractually limited to a percentage of the net credit losses in a given annual period as compared to the beginning portfolio balance for a specific portfolio of sold leases. While our recourse is limited, we maintain reserves at a level sufficient to cover all anticipated credit losses. The aggregate reserve for uncollectible lease payments and recourse liability represents the reserve for the entire lease portfolio. These reserves are either netted from consolidated accounts receivable, netted against current or long-term "investment in sales-leases" or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period:

                                                       Quarter Ended        Year Ended
  (In thousands)                                       March 31, 2003    December 31, 2002
                                                       --------------    -----------------
  Sales of rental payments                               $  20,076            $  83,141
  Sold payments remaining unbilled at end of period      $ 204,389            $ 205,809

Sales of rental payments represents the gross selling price or total present value of the payment stream on the sale of the rental payments to third parties. Sold payments remaining unbilled at the end of the period represents the total balance of leases that are not included in our balance sheet. We do not expect to incur any significant losses in excess of reserves from the recourse provisions related to the sale of rental payments. Inter-Tel is compensated for administration and servicing of rental payments sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT TO SHAREHOLDERS ON FORM 10-Q ("10-Q") CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING WITHOUT LIMITATION STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE CAUTIONARY STATEMENTS MADE IN THIS 10-Q SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS DOCUMENT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" BELOW AND ELSEWHERE IN THIS DOCUMENT.

OVERVIEW

Inter-Tel, incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. We market and sell voice processing and unified messaging software, call accounting software, Internet Protocol ("IP") telephony software, computer-telephone integration ("CTI") applications, local and long distance calling services through NetSolutions (our wholly-owned subsidiary), and other communications services. Our products and services include the AXXESS by Inter-Tel, ECLIPSE(2) by Inter-Tel and Encore by Inter-Tel business communication systems, with integrated voice processing and unified messaging systems, IP telephony voice and data routers, and e-commerce software. We also provide maintenance, leasing and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market System under the symbol "INTL."

We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of March 31, 2003, we had 51direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the United Kingdom and parts of Europe. In December 2002, we also acquired Swan Solutions Limited, a research and development and software sales office in the United Kingdom.

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

The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our AXXESS and ECLIPSE(2) systems, including adding new applications, incorporating IP convergence applications and IP telephones, developing Unified Messaging Software applications, developing speech recognition and text-to-speech applications, developing and enhancing call center applications, developing Unified Communications Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. Inter-Tel's current efforts are focused on developing and enhancing the convergence applications for our AXXESS and ECLIPSE(2) systems, enhancing our server-PBX offering, enhancing our unified communications applications, developing new IP endpoint technology, and enhancing our call center applications.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                          Three months ended March 31,
                                                          ----------------------------
                                                                2003      2002
                                                               ------    ------
Net sales                                                       100.0%    100.0%
Cost of sales                                                    47.6      50.0
                                                               ------    ------
Gross Profit                                                     52.4      50.0
                                                               ------    ------
Research and development                                          6.2       4.8
Selling, general and administrative                              37.1      34.0
Amortization                                                      0.5       0.3
                                                               ------    ------
Operating income                                                  8.5      10.9

Litigation settlement (net of costs except for taxes)              --      17.0
Interest and other income                                         0.5       0.5
Write-down of investment in Inter-Tel.NET/Vianet                  0.0      (0.7)
Foreign currency transaction losses                               0.0      (0.1)
Interest expense                                                 (0.0)     (0.0)
                                                               ------    ------
Income before income taxes                                        9.0      27.6
Income Taxes                                                      3.4      10.5
                                                               ------    ------
Net Income                                                        5.6%     17.1%
                                                               ======    ======

     NET SALES. Net sales decreased 6.6% to $84.2 million in the first quarter of 2003 from $90.1 million in the first quarter of 2002, representing a decrease of $5.9 million. Sales from our direct sales offices decreased 13.4% in the first quarter of 2003 compared to the first quarter of 2002. Sales to our dealer network decreased by 3.4% in the first quarter of 2003 compared to the first quarter of 2002. Sales from our government and national accounts division were relatively flat, down $58,000 or 1.1%. Sales from our DataNet division decreased 33.0% and international revenues decreased by 13.5% in the first quarter of 2003 compared to the first quarter of 2002. These decreases were offset in part by increases of $1.9 million in sales from our long distance resale and network services divisions and $0.5 million in sales from lease financing in the first quarter of 2003 compared to the first quarter of 2002.

     The decrease in net sales for the first quarter of 2003 compared to the first quarter of 2002 from our direct sales offices, dealer channel, government and national accounts division and international operations was primarily attributable to weak economic conditions, uncertainties associated with the war in Iraq and threatened terrorist attacks, the impact of adverse weather conditions, increased competitive pressures and delayed buying decisions by customers. The decreases in net sales were primarily a result of lower volumes of systems sold. In some instances, prices of various telecommunications systems decreased, and discounts or other highly competitive promotions that were offered to customers to generate sales resulted in lower revenues from both our direct and indirect channels. Sales of communications systems were heavily impacted by delayed buying decisions, in particular in our direct sales offices resulting from weak economic conditions affecting our industry. Sales to new customers declined during the first quarter of 2003; however, recurring revenues to existing customers increased as a percentage of total sales.

     Sales from long distance and network services represented our largest percentage sales increases in the first quarter of 2003 as compared to the first quarter of 2002. Sales increased in NetSolutions, our long distance division, by 25.1%, despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base. Network services revenues increased 14.1% in the first quarter of 2003 compared to the first quarter of 2002, on higher volume of sales and commissions on local and network services such as T-1 access, frame relay and other voice and data circuit services. See Note D of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.

     GROSS PROFIT. Gross profit for the first quarter of 2003 decreased 2.2% to $44.1 million, or 52.4% of net sales, from $45.1 million, or 50.0% of net sales, in the first quarter of 2002. The decrease in gross profit dollars resulted from lower consolidated sales. However, gross profit, as a percentage of sales (or gross margin), increased as a result of several different factors. These factors included having a higher proportion of recurring revenues from existing customers (including increased maintenance and services revenues as a percentage of total sales), higher software content in our products, cost containment efforts, product design improvements, efficiencies achieved with our manufacturing vendors and a more favorable sales channel mix. These increases were offset in part by greater competitive pricing pressures and by pricing discounts or special promotions on telephone system and software sales and related equipment.

     During  the  first  quarter  of  2003,  recurring  revenues  from  existing customers in our direct sales and national and government accounts channels increased as a percentage of total sales from these same channels relative to the first quarter of 2002. Existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as video conferencing, headsets (wired and wireless), networking products and speakerphones during the first quarter of 2003. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through software-only upgrades to our existing customers. Our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations. Accordingly, our gross margins improved in the first quarter of 2003 as a result of this recurring revenue percentage increase.

     Sales from NetSolutions increased by 25.1%, or $1.7 million, in the first quarter of 2003 as compared to the first quarter of 2002. Although gross margins are generally lower in this division than our consolidated margins, the margins improved in the first quarter of 2003 relative to the first quarter of 2002, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. In addition, sales from our network services division increased 14.1% in the first quarter of 2003 compared to the first quarter of 2002. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of over 90% during the first quarter of 2003; therefore, the increase in sales from this division improved our consolidated gross margins. We cannot accurately predict future gross margins based on a number of factors, including among other factors, competitive pricing pressures, sales of systems, software and services through different distribution channels, and the mix of systems, software and services we sell.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 2003 increased 21.2% to $5.2 million, or 6.2% of net sales, from $4.3 million, or 4.8% of net sales, for the first quarter of 2002. Included in research and development expenses in both the first quarter of 2003 and the first quarter of 2002 is amortization of patents totaling $55,000 in each period. The increase in research and development expenses was primarily attributable to the increase in engineers hired in connection with our acquisition of Swan in December 2002. The increase is also attributable, to a lesser extent, to increased research and development spending related to our development of convergence applications and new IP endpoint technology. In the first quarter of 2003, research and development expenses were directed principally toward the continued development of the AXXESS and Eclipse2 software and systems (including versions 7.0 and 8.0), unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications. We expect that research and development expenses will increase in absolute dollars as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE. In the first quarter of 2003, selling, general and administrative expenses, excluding amortization, increased 1.9% to $31.2 million, or 37.1% of net sales, from $30.7 million, or 34.0% of net sales, in the first quarter of 2002. The increase in absolute dollars was due in part to higher costs associated with depreciation, insurance and professional fees. Selling, general and administrative expenses increased, as a percentage of net sales, primarily as a result of lower absorption of fixed costs. In addition, higher relative sales through our long distance and network services agency divisions led to high selling expenses and commission costs relative to total sales, and we incurred higher relative overall compensation costs. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.

     AMORTIZATION  OF  GOODWILL  AND  PURCHASED  INTANGIBLE  ASSETS.  We adopted
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2003, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     Amortization of purchased intangible assets included in operating expenses was $428,000 in the first quarter of 2003, compared to $257,000 in the first quarter of 2002. An additional $55,000 of amortization was included in research and development expenses for the first quarter of 2003 and the first quarter of 2002. The increase in the amortization of purchased intangible assets for the first quarter 2003 compared to the same period last year was primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note C "Acquisitions, Dispositions and Restructuring Charges " to the Condensed Consolidated Financial Statements.

     LITIGATION SETTLEMENT, NET OF COSTS EXCEPT TAXES. In May 2001, Inter-Tel entered into an agreement to submit to binding arbitration a lawsuit we filed in 1996. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a one-time gross cash award of $20 million in February 2002. Direct costs for attorney's fees, expert witness costs, arbitration costs and estimated additional payments and expenses, totaled approximately $4.7 million in the first quarter of 2002, excluding income taxes, for a net award of approximately $15.3 million. The estimated net proceeds from this arbitration settlement were approximately $9.5 million after taxes, or $0.37 per diluted share for the quarter ended March 31, 2002.

     INTEREST AND OTHER INCOME. Interest and other income in the first quarter of 2003 and the first quarter of 2002 consisted primarily of interest income and foreign currency transaction losses, with the exception of an expense of
$600,000 related to the write-down of Inter-Tel's investment in Inter-Tel.NET/Vianet in the first quarter of 2002. Income from interest and short-term investments in the first quarter of 2003 was flat compared to the first quarter of 2002 despite higher level of invested funds, due to lower yields on investments. Other changes in other income primarily reflected slightly lower net foreign currency transaction losses. Interest expense in the first quarter of 2003 was comparable to the first quarter of 2002.

     INCOME TAXES. Inter-Tel's income tax rate for the first quarter of 2003 remained unchanged at 38% compared to the first quarter of 2002. Inter-Tel expects the full-year 2003 tax rate to be comparable to the tax rate effective for the first quarter of 2003.

     NET INCOME. Net income for the first quarter of 2003 was $4.7 million ($0.18 per diluted share), compared to net income of $15.4 million ($.60 per diluted share) in the first quarter of 2002. The decrease was primarily attributable to the litigation settlement award received in 2002. Excluding the 2002 litigation settlement, we reported net income of $6.0 million, or $0.24 per diluted share in the first quarter of 2002. The decrease in net income from the first quarter of 2003 compared to the first quarter of 2002, excluding the litigation settlement, is the result of lower operating profits primarily from the lower volume of total sales achieved in the first quarter of 2003 compared to the first quarter of 2002 and other items described in further detail above.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, we had $131.6 million in cash and short-term investments, which represented an increase of approximately $5.8 million from December 31, 2002. We maintain a $10 million unsecured, revolving line of credit with Bank One, NA, that is available through June 1, 2003. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends and general corporate purposes.

     Net cash provided by operating activities totaled $7.1 million for the three months ended March 31, 2003, compared to $32.5 million for the same period in 2002. Cash provided by operating activities in the first quarter of 2003 was primarily the result of cash generated from operations, including non-cash depreciation and amortization charges. Cash used in the change in operating assets and liabilities in the first quarter of 2003 was $2.0 million, compared to cash generated by the change in operating assets and liabilities of $12.8 million in 2002. At March 31, 2003, accounts receivable totaled $37.7 million compared to $42.6 million at December 31, 2002. The $4.9 million in cash generated by the decrease in accounts receivable was substantially offset by decreases in accounts payable and other accrued expenses, primarily reflecting payments on accrued commissions, bonuses, 401(k) matching contributions and profit sharing in the first quarter from year-end accruals. In the first quarter of 2003, Inter-Tel received payment from the Vianet shareholders of $1.45 million, as payment of a loan in connection with the sale of 83% of our interest in Inter-Tel.NET, and in exchange for the full release of our former guarantee of vendor obligations. In February 2002, Inter-Tel received a gross cash award of $20 million in settlement of a dispute submitted to binding arbitration. Costs relating to attorney's fees, expert witnesses, and arbitration and additional costs and expenses, including $1.3 million in bonus payments to certain employees who assisted in the litigation and arbitration, totaled approximately $4.7 million in the first quarter of 2002, resulting in a net award of $15.3 million before income taxes. If we are able to expand sales through our direct sales offices, dealer network and government and national accounts divisions, this would likely require the expenditure of working capital for increased accounts receivable and inventories.

     Net cash used in investing activities totaled $15.2 million for each of the quarters ended March 31, 2003 and March 31, 2002. During the first quarter of 2002, net cash used in acquisitions totaled approximately $8.0 million and capital expenditures totaled approximately $1.3 million; however, we closed no acquisitions during the first quarter of 2003. Net cash used in the purchase of investments during the three months ending March 31, 2003 and March 31, 2002 were $14.5 million and $6.0 million, respectively. Approximately $837,000 was used to acquire additional property and equipment during the first quarter 2003. We anticipate incurring additional capital expenditures during 2003, principally relating to expenditures for equipment and management information systems used in our operations.

     Net cash used in financing activities totaled $529,000 in the three months ended March 31, 2003, compared to $421,000 for the same period in 2002. Net cash used for dividends totaled approximately $747,000 and $449,000, respectively, during the first quarters of 2003 and 2002, which was offset in each period by cash provided by the exercise of stock options totaling $240,000 and $296,000. During the first quarter of 2003 and the first quarter of 2002, we reissued treasury shares through stock option exercises and issuances. In the three month period ending March 31, 2003 the proceeds received from these reissued treasury shares were approximately the same as the cost basis of the treasury stock reissued, recording a minimal impact on retained earnings. However, during the three month period ending March 31, 2002, the proceeds received totaled less than the cost basis of the treasury stock reissued; accordingly, the difference was recorded as a reduction to retained earnings.

     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $204.4 million and $205.8 million remained unbilled at March 31, 2003 and December 31, 2002, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although we to date have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

     We believe that our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for at least the next eighteen months. However, to the extent that additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance that additional financing will be available when required or on acceptable terms.

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

     When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, we ceased amortizing goodwill. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel has performed the first of the required impairment tests for goodwill as of October 1, 2002 and has determined that the carrying amount of goodwill is not impaired.

     Inter-Tel adopted SFAS 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 resulted in an increase in income from continuing operations before income taxes of $439,000 for the quarter ended March 31, 2003 and $439,000 for the quarter ended March 31, 2002.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in "Sales-Leases." We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. At March 31, 2003, our allowance for doubtful accounts for accounts receivable were $11.8 million of our $49.5 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     INVENTORIES. We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. At March 31, 2003, our inventory reserves were $9.3 million of our $20.7 million gross inventories. If actual customer demand, product life-cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

     Divisions of the United States Department of Justice are investigating other companies' and Inter-Tel's participation in a federally-funded "E-Rate program" to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss (if any) with respect to, the investigations. Based upon the information known at this time, we do not expect the investigations to result in a material adverse impact upon the Company's business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with these and other investigations, our business and operating results could be materially and adversely affected. Nevertheless, the early nature of the investigations makes it difficult to determine whether the likelihood of a material adverse outcome is unlikely.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY RISK FACTORS INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS" BELOW. IN EVALUATING INTER-TEL'S BUSINESS, SHAREHOLDERS AND PROSPECTIVE INVESTORS SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS IN ADDITION TO THE OTHER INFORMATION SET FORTH IN THIS DOCUMENT.

RISKS RELATED TO OUR BUSINESS

OUR OPERATING RESULTS HAVE HISTORICALLY DEPENDED ON A NUMBER OF FACTORS, AND THESE FACTORS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE IN THE FUTURE.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

     *    volume and timing of orders received during the quarter;
     *    gross margin fluctuations associated with the mix of products sold;
     *    the mix of distribution channels;
     * general economic conditions and the condition of the markets our business addresses;
     *    patterns of capital spending by customers;
     * the timing of new product announcements and releases by us and our competitors;
     *    pricing pressures, the cost and effect of acquisitions;
     * the availability and cost of products and components from our suppliers; and
     *    national and regional weather patterns.

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

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results will suffer if we do not significantly increase sales to new customers. Moreover, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales, which typically have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales. As a result, gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter and the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in sales and operating results on a quarterly basis.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE SUCCESSFULLY, WE MUST CONTINUALLY INTRODUCE NEW AND ENHANCED PRODUCTS AND SERVICES THAT ACHIEVE BROAD MARKET ACCEPTANCE.

     The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services, and develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. We believe that problems and delays associated with new product development have in the past contributed to lost sales. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete.

     In addition, if the markets for computer-telephony applications, Internet Protocol network products, or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

OUR FUTURE SUCCESS LARGELY DEPENDS ON INCREASED COMMERCIAL ACCEPTANCE OF OUR AXXESS AND ECLIPSE2 SYSTEMS, ENCORE PRODUCT, SPEECH RECOGNITION AND INTERACTIVE VOICE RESPONSE PRODUCTS, AND RELATED COMPUTER-TELEPHONY PRODUCTS.

     During the past few years, we have introduced transparent networking and unified messaging capabilities on our AXXESS and ECLIPSE2 systems and introduced our Encore product and InterPrise family of voice and data convergence products. In 2002, we introduced Unified Communicator, a web-based, speech-recognition and WAP software application for controlling and managing your calls and contacts; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the AXXESS and ECLIPSE2 systems; and several other telephony-related products. During the past 12 months, sales of our AXXESS business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the Application Platform, the Unified Communicator and related computer-telephony products, the AXXESS and ECLIPSE2 systems, Encore products, MGCP and SIP standards-based functionality, new speech recognition and Interactive Voice Response products, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, some of which we have experienced and may continue to experience, including:

     *    unanticipated costs and liabilities;
     * difficulty of assimilating the operations, products and personnel of the acquired business;
     * difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;
     *    difficulties in maintaining customer relationships;
     * difficulties in servicing and maintaining acquired products, in particular where a substantial portion of the target's sales were derived from our competitor's products and services;
     * difficulty of assimilating the vendors and independent contractors of the acquired business;
     *    the diversion of management's attention from the core business;
     * inability to maintain uniform standards, controls, policies and procedures; and
     * impairment of relationships with acquired employees and customers occurring as a result of integration of the acquired business.

     In particular, in recent years our operating results were materially adversely affected by several of the factors described above, including substantial acquisition-related charges, operating losses or impairment losses from the Executone acquisition, Cirilium Corporation joint venture and Inter-Tel.NET operations. Refer to Management's Discussion and Analysis and notes to the consolidated financial statements for additional information regarding these transactions.

     We completed four acquisitions during 2001 and 2002. During 2001, we acquired certain assets and assumed certain liabilities of Convergent Communication Services, Inc. ("Convergent") and Mastermind Technologies, Inc. ("Mastermind"). During 2002, we acquired certain assets and assumed certain liabilities of McLeodUSA Integrated Business Systems, Inc. ("McLeod") and we acquired 100% of the stock of Swan Solutions Limited ("Swan") in the United Kingdom. These acquisitions are subject to risks and uncertainties including those indicated above.

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

     We are also subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to proceedings alleging that certain of our key products infringe upon third party intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from Avaya, one of our primary competitors, alleging that our AXXESS business communications system utilizes inventions covered by certain of their patents. We are continuing the process of investigating this matter and we have made claims against Avaya for infringement of our patents. While we do not believe these matters, collectively, would have a material adverse impact on our financial position and future results of operations, the ultimate outcomes by their nature are uncertain.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

     * PABX and converged systems providers such as Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Mitel, NEC, NextiraOne, Nortel, Panasonic, Siemens, Toshiba, Vertical Networks and Vodavi;
     * large data routing and convergence companies such as 3Com and Cisco Systems;
     * voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);
     *    long distance services providers such as AT&T, MCI, Qwest and Sprint;

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

     Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

     *    develop and expand their product and service offerings more quickly;
     *    offer greater price discounts or make substantial product promotions;
     * adapt to new or emerging technologies and changing customer needs faster;
     *    take advantage of acquisitions and other opportunities more readily;
     *    negotiate more favorable licensing agreements with vendors;
     *    devote greater  resources to the marketing and sale of their products;
          and
     *    address customers' service-related issues more adequately.

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

OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS FOR KEY COMPONENTS AND OUR DEPENDENCE ON CONTRACT MANUFACTURERS COULD IMPAIR OUR ABILITY TO MANUFACTURE AND DELIVER OUR PRODUCTS AND SERVICES IN A TIMELY AND COST-EFFECTIVE MANNER.

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

MANAGING OUR INTERNATIONAL SALES EFFORTS MAY EXPOSE US TO ADDITIONAL BUSINESS RISKS, WHICH MAY RESULT IN REDUCED SALES OR PROFITABILITY IN OUR INTERNATIONAL MARKETS.

     We are in the process of attempting to maintain and expand our international dealer network both in the countries in which we already have a presence and in new countries and regions. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting our intellectual property, fluctuations in currency exchange rates, difficulty in collecting receivables, difficulty in staffing and managing foreign operations, and political and economic instability. In particular, the terrorist acts of September 11, 2001, the war in Iraq and continued turmoil in the Middle East and North Korea, have created an uncertain international economic environment and we cannot predict the impact of these acts, any future terrorist acts or any related military action on our efforts to expand our international sales. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all. Any of these risks could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country. In addition, the costs associated with developing an international dealer network may not be offset by increased sales in the short term, if at all.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty hiring employees in the timeframe that we desire, particularly skilled engineers. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. For example, our inability to retain key executives of Executone following our Executone acquisition impaired our ability to benefit from the Executone business and to grow revenues from the Executone assets. Moreover, our operating results could be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from McLeod, Swan, Mastermind and Convergent. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

WE MAY BE UNABLE TO ACHIEVE OR MANAGE OUR GROWTH EFFECTIVELY, WHICH MAY HARM OUR BUSINESS.

     The ability to operate our business in an evolving market requires an effective planning and management process. Our efforts to achieve growth in our business has placed, and is expected to continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. In addition, our ability to manage any potential future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired which could harm our business.

THE INTRODUCTION OF NEW PRODUCTS AND SERVICES HAS LENGTHENED OUR SALES CYCLES, WHICH MAY RESULT IN SIGNIFICANT SALES AND MARKETING EXPENSES.

     In the past few years, we introduced the AXXESS and ECLIPSE2 ATM business communications system and our version 7.0 IP networking software, which are typically sold to larger customers at a higher average selling price and often represent a significant communications infrastructure capital expenditure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

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

     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, financial record keeping and reporting, and other operations and administration. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality and address software bugs. Over time, older versions of the software become less supported by our vendors for financial and other reasons and eventually become obsolete. Oracle, the primary supplier of our third-party applications, provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While Oracle and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straight-forward as possible, we are subject to risks associated with the process. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. We also cannot assure you that these software upgrades or enhancements will operate as intended or be free from bugs. We upgraded our Oracle applications during the fourth quarter of 2002 and expect to affect similar software upgrades in the future. If we are unable to successfully integrate the new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.

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

     Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss (if any) with respect to, the investigations. If Inter-Tel is convicted of any crime or subjected to sanctions, or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with these and other investigations, our business and operating results could be materially and adversely affected.

     Inter-Tel is also subject to litigation in the ordinary course of business. We cannot assure you that any adverse outcome in connection with such litigation would not impair our business or financial condition.

OUR CHAIRMAN OF THE BOARD OF DIRECTORS,  CEO AND PRESIDENT CONTROLS 21.9% OF OUR
COMMON  STOCK  AND  IS  ABLE  TO  SIGNIFICANTLY   INFLUENCE   MATTERS  REQUIRING
SHAREHOLDER APPROVAL.

     As of March 31, 2003, Steven G. Mihaylo, Inter-Tel's Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 21.9% of the existing outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

RISKS RELATED TO OUR INDUSTRY

REDUCTIONS IN SPENDING ON ENTERPRISE COMMUNICATIONS EQUIPMENT MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     The overall economic slowdown has had a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs and bolster their revenues. The market for enterprise communications equipment may only grow at a modest rate or possibly not grow at all, and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.

THE EMERGING MARKET FOR IP NETWORK TELEPHONY IS SUBJECT TO MARKET RISKS AND UNCERTAINTIES THAT COULD CAUSE SIGNIFICANT DELAYS AND EXPENSES.

     The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that packet-switched voice networks will become widespread. Even if packet-switched voice networks become more widespread in the future, we cannot assure that our products, including the IP telephony features of the AXXESS and ECLIPSE2 systems, our IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.

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

TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD HARM OUR BUSINESS.

     Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce throughout the world. The continued threat of terrorism, the war in Iraq and the potential for additional military action and heightened security measures in response to these threats may continue to cause significant disruption to commerce throughout the world. To the extent that disruptions result in a general decrease in corporate spending on information technology or advertising, our business and results of operations could be harmed. We are unable to predict whether the war in Iraq, the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any future terrorist attacks were to affect the operation of the Internet or key data centers, our business could be harmed. These and other developments arising out of the potential attacks may make the occurrence of one or more of the factors discussed herein more likely to occur.

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

LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our Total Solutions program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental payment streams under the leases. Upon the sale of the rental payment streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience, past due accounts and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See "Liquidity and Capital Resources" and "Critical Accounting Policies and Estimates" in Management's Discussion and Analysis for more information regarding our lease portfolio and financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Inter-Tel, Incorporated, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS--NOT APPLICABLE

ITEM 3. DEFAULTS ON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held April 21, 2003 (the Annual Meeting). On March 21, 2003 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our security holders to solicit their votes regarding the following matters that were discussed at our Annual Meeting:

1. Election of Directors: Steven G. Mihaylo, J. Robert Anderson, Jerry W. Chapman, Gary D. Edens and C. Roland Haden were elected to serve as directors until the 2004 Annual Meeting of Shareholders. The votes were as follows:

     Nominee                    For:        Against:     Abstain:
     -------                    ----        --------     --------
     Steven G. Mihaylo       17,043,186    6,034,605        --
     J. Robert Anderson      21,795,009    1,282,782        --
     Jerry W. Chapman        21,928,157    1,149,634        --
     Gary D. Edens           22,685,532      392,259        --
     C. Roland Haden         22,859,833      217,958        --

2. The shareholders also voted on and approved a proposal to ratify the appointment of Ernst & Young LLP to act as the independent auditors to audit our and our subsidiaries' financial statements for the year 2003. The votes were as follows:

                                For:        Against:     Abstain:
                                ----        --------     --------
                             22,733,160      336,710       7,921

3. Inter-Tel's shareholders voted on and approved an amendment (the "Amendment") to the Inter-Tel, Incorporated 1997 Long-Term Incentive Plan (the "1997 Plan") that was previously approved by the Board of Directors. The Amendment would remove the 500,000 share lifetime individual grant limitation and to create an annual individual grant limit per individual of 1% or less of the total outstanding shares for any one year period. The votes were as follows:

                                For:        Against:     Abstain:
                                ----        --------     --------
                             14,117,993    8,942,140      17,658

ITEM 5. OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, in connection with the Company's annual meeting of shareholders, if a shareholder of the Company fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of shareholders, without any discussion of the matter in the proxy statement. Since the Company mailed its proxy statement for the 2003 annual meeting of shareholders on March 21, 2002, the deadline for receipt of any such shareholder proposal for the 2004 annual meeting of shareholders is February 5, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     Exhibits:

     Exhibit 99.1: Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2: Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K:

          On April 7, 2003, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure) to report our Press release dated April 7, 2003 announcing anticipated net sales and earnings per share results for, and anticipated cash and short-term investment levels as of, the fiscal quarter ended March 31, 2003.

          On April 21, 2003, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure) to report our Press release dated April 21, 2003 announcing non-GAAP results for the fiscal quarter ended March 31, 2003, and comparing such results with the results for the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTER-TEL, INCORPORATED

May 12, 2003                            /s/ Steven G. Mihaylo
--------------                          ----------------------------------------
                                        Steven G. Mihaylo
                                        Chairman of the Board, Chief Executive
                                        Officer and President

May 12, 2003                            /s/ Kurt R. Kneip
--------------                          ----------------------------------------
                                        Kurt R. Kneip
                                        Vice President and
                                        Chief Financial Officer

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

Date: May 12, 2003

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

Date: May 12, 2003

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