Form 10-Q
period 2003-06-30
INTER TEL INC
filed 2003-08-14
CIK 350066

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission File Number:
    June 30, 2003                                               0-10211

                             INTER-TEL, INCORPORATED

Incorporated in the State of Arizona                       I.R.S. No. 86-0220994

                               1615 S. 52nd Street
                              Tempe, Arizona 85281

                                 (480) 449-8900

                                 --------------

           Title of Class                        Outstanding as of June 30, 2003
           --------------                        -------------------------------

Common Stock, no par value                                24,993,836

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[_]

                                      INDEX

                    INTER-TEL, INCORPORATED AND SUBSIDIARIES

                                                                                                        Page
PART I.  FINANCIAL INFORMATION
  Item 1.         Financial Statements (unaudited)

                  Condensed consolidated balance sheets--June 30, 2003 and December 31, 2002
                                                                                                           3

                  Condensed consolidated statements of income--three and six months ended June 30,
                  2003 and June 30, 2002                                                                   4

                  Condensed consolidated statements of cash flows--six months ended June 30, 2003
                    and June 30, 2002                                                                      5

                  Notes to condensed consolidated financial Statements--June 30, 2003
                                                                                                           6

  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     14

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk                              31

  Item 4.         Controls and Procedures                                                                 32

PART II.          OTHER INFORMATION

  Item 1.         Legal Proceedings                                                                       33

  Item 2.         Changes in Securities and Use of Proceeds                                               33

  Item 3.         Defaults on Senior Securities                                                           33

  Item 4.         Submission of Matters to a Vote of Security Holders                                     33

  Item 5.         Other Information                                                                       33

  Item 6.         Exhibits and Reports on Form 8-K                                                        33

                  SIGNATURES                                                                              34

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS
 INTER-TEL, INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,           December 31,
 (in thousands, except share amounts)                                                   2003                2002
                                                                                     (Unaudited)          (Note A)
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                 $ 86,583           $ 84,923
Short-term investments                                                                 50,444             40,916
----------------------------------------------------------------------------------------------------------------
Total cash and short-term investments                                                 137,027            125,839

Accounts receivable, net of allowances of $11,376 in 2003 and
    $12,159 in 2002                                                                    42,509             42,566
Inventories, net of allowances of $7,470 in 2003 and
    $10,558 in 2002                                                                    12,769             11,329
Net investment in sales-leases, net of allowances of $739 in
    2003 and $516 in 2002                                                              16,444             13,344
Income taxes receivable                                                                 1,543              2,604
Deferred income taxes                                                                   3,744              2,377
Prepaid expenses and other assets                                                       7,090              6,705
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                  221,126            204,764

PROPERTY, PLANT & EQUIPMENT                                                            23,218             24,795
GOODWILL                                                                               17,646             17,646
PURCHASED INTANGIBLE ASSETS                                                             6,890              7,416
NET INVESTMENT IN SALES-LEASES, net of allowances of
    $1,696 in 2003 and $1,411 in 2002                                                  27,613             24,692
OTHER ASSETS                                                                              165              2,749
-----------------------------------------------------------------------------------------------------------------
                                                                                    $ 296,658          $ 282,062
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                     $ 27,990           $ 23,089
Other current liabilities                                                              45,763             50,051
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              73,753             73,140

DEFERRED TAX LIABILITY                                                                 17,991             16,320
LEASE RECOURSE LIABILITY                                                               11,977             11,125
RESTRUCTURING RESERVE                                                                     549              1,049
OTHER LIABILITIES                                                                       6,870              6,525

SHAREHOLDERS' EQUITY
Common stock, no par value-authorized 100,000,000 shares;
    issued-27,161,823 shares; outstanding-24,993,836 at June 30, 2003
    and 24,908,983 shares at December 31, 2002                                        111,779            111,639
Less: Shareholder loans                                                                  (312)              (338)
Retained earnings                                                                     100,096             89,643
Accumulated other comprehensive income                                                    170                195
-----------------------------------------------------------------------------------------------------------------
                                                                                      211,733            201,139
Less:  Treasury stock at cost - 2,167,987 shares in 2003 and 2,252,840
    shares in 2002.                                                                   (26,215)           (27,236)
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            185,518            173,903
-----------------------------------------------------------------------------------------------------------------
                                                                                    $ 296,658          $ 282,062
-----------------------------------------------------------------------------------------------------------------

See accompanying notes.

 INTER-TEL, INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

 (In thousands, except                                               Three Months                  Six Months
 per share amounts)                                                  Ended June 30,              Ended June 30,
                                                                   2003          2002          2003          2002
                                                                   ----          ----          ----          ----
NET SALES                                                       $ 95,102      $ 95,948      $ 179,271     $ 186,017
Cost of sales                                                     44,852        47,473         84,947        92,489
--------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      50,250        48,475         94,324        93,528

Research & development                                             5,426         4,538         10,660         8,855
Selling, general and administrative                               33,001        32,866         64,247        63,523
Amortization of purchased intangible assets                          486           269            914           526
--------------------------------------------------------------------------------------------------------------------
                                                                  38,913        37,673         75,821        72,904

--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                  11,337        10,802         18,503        20,624

Litigation settlement (net of costs except for taxes)                 --           214             --        15,516
Write-down of investment in Inter-Tel.NET/Vianet                      --          (600)            --        (1,200)
Interest and other income                                            432           513            875           953
Foreign currency transaction gains (losses)                           26           284            (14)          200
Interest expense                                                     (71)          (46)          (103)          (80)
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                        11,724        11,167         19,261        36,013
Income tax provision                                               4,455         4,132          7,320        13,583
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                      $  7,269      $  7,035      $  11,941     $  22,430
--------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE
--------------------------------------------------------------------------------------------------------------------
Basic                                                           $   0.29      $   0.29      $    0.48     $    0.93
Diluted                                                         $   0.28      $   0.28      $    0.46     $    0.88
--------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE                                             $   0.03      $   0.02      $    0.06     $    0.04
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Weighted average basic common shares                              24,947        24,269         24,934        24,224
--------------------------------------------------------------------------------------------------------------------

Weighted average diluted common shares                            25,970        25,563         26,004        25,556
--------------------------------------------------------------------------------------------------------------------

See accompanying notes.

 INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)                                                                           Six Months
                                                                                        Ended June 30,
                                                                                     2003           2002
                                                                                     ----           ----
OPERATING ACTIVITIES
Net income                                                                        $ 11,941       $ 22,430
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of fixed assets                                                     3,533          3,712
    Amortization of patents included in R&D expenses                                   111            111
    Amortization of goodwill and purchased intangible assets                           914            526
    Provision for losses on receivables                                              1,595          1,954
    Provision for losses on leases                                                   2,606          3,230
    Provision for inventory valuation                                                  335            295
    Decrease in other liabilities                                                  (1,466)        (1,395)
    Loss (gain) on sale of property and equipment                                       56           (25)
    Deferred income taxes                                                              304            258
    Effect of exchange rate changes                                                   (26)             36
    Changes in operating assets and liabilities                                    (7,655)         11,454
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           12,248         42,586

INVESTING ACTIVITIES
    Purchases of short-term investments                                            (68,400)       (18,100)
    Maturities and sales of short-term investments                                  58,872          2,000
    Additions to property, plant and equipment                                      (2,082)        (2,773)
    Proceeds from disposal of property, plant and equipment                             70            287
    Proceeds from investment in Inter-Tel.NET/Vianet                                 1,450             --
    Cash used in acquisitions                                                           --         (7,925)
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (10,090)       (26,511)

FINANCING ACTIVITIES
    Cash dividends paid                                                             (1,495)          (932)
    Treasury stock purchases                                                           (12)            (5)
    Payments on term debt                                                              (75)          (337)
    Proceeds from exercise of stock options, including shareholder loan
    repayments                                                                         616          1,338
    Proceeds from stock issued under the ESPP                                          468            475
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (498)            539
----------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND EQUIVALENTS                                                     1,660         16,614
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                         84,923         58,795
----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                             $ 86,583       $ 75,409
--------------------------------------------------------------------------- --------------- --------------

  See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

      We do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the stock on the effective date of grant. At June 30, 2003, the Company has four stock-based employee and director incentive plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

                                                                                            Six Months Ended June 30,
(in thousands, except per share data)                                                       2003                2002
Net income, as reported                                                                   $ 11,941           $ 22,430

Deduct:  total stock-based  compensation  expense  determined under fair
value based method for all awards, net of tax                                              (1,473)            (1,230)
                                                                               ------------------- ------------------

Pro forma net income                                                                      $ 10,468           $ 21,200
                                                                               =================== ==================

Earnings per share of common stock
Basic - as reported                                                                       $   0.48           $   0.93
Basic - pro forma                                                                         $   0.42           $   0.88
Diluted - as reported                                                                     $   0.46           $   0.88
Diluted - pro forma                                                                       $   0.40           $   0.83

      The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the low end of reasonable assumptions for input variables rather than attempting to identify a best-point estimate. The option pricing model utilized the following weighted average assumptions for 2003 and 2002: risk free interest rates of 2.81% for 2003 and 2.73% for 2002; dividend yields of 1.2% for 2003 and 0.75% for 2002; volatility factors of the expected market price of our stock averaged .587 for 2003 and .576 for 2002. Employee stock options vest over four to five year periods and director options vest at the end of six months from the grant date.

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


      Divisions of the United States Department of Justice are investigating other companies' and Inter-Tel's participation in a federally funded "E-Rate program" to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not expect the investigations to result in a material adverse impact upon the Company's business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel's business. Nevertheless, the early nature of the investigations makes it difficult to determine whether the likelihood of a material adverse outcome is likely.


NOTE B--EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except                                        Three Months Ended                       Six Months Ended
per share amounts)                                    June 30, 2003        June 30, 2002     June 30, 2003     June 30, 2002
                                                      -------------        -------------     -------------     -------------
Numerator:  Net income                                  $ 7,269             $ 7,035           $ 11,941          $ 22,430
                                                        =======             =======           ========          ========

Denominator:
  Denominator for basic earnings per
   share - weighted average shares                       24,947              24,269             24,934            24,224

Effect of dilutive securities:
  Employee and director stock options                     1,023               1,294              1,070             1,332
                                                        -------             -------           --------          --------

Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                        25,970              25,563             26,004            25,556
                                                        =======             =======           ========          ========

Basic earnings per share                                $  0.29             $  0.29           $   0.48          $   0.93
                                                        =======             =======           ========          ========

Diluted earnings per share                              $  0.28             $  0.28           $   0.46          $   0.88
                                                        =======             =======           ========          ========

At June 30, 2003 and 2002, options to purchase 1,165,200 and 1,104,800 shares, respectively, of Inter-Tel stock were excluded from the calculation of diluted net earnings per share for the periods presented because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive.

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

In connection with the McLeod acquisition, we recorded goodwill of approximately $4.0 million and other purchased intangible assets of $0.5 million, for a total of $4.5 million. The goodwill balance is being accounted for in accordance with SFAS 141 and 142. The balances included in other purchased intangible assets will be amortized over periods ranging from two to five years from the date of the acquisition. During the quarters ended June 30, 2003 and 2002, the amortization of purchased intangible assets from McLeod was $38,000 and $25,000, respectively.

Swan. On December 3, 2002, Inter-Tel Integrated Systems, Inc., our wholly-owned subsidiary, acquired 100% of the capital stock of Swan Solutions Limited ("Swan") in England and Wales, for $4.0 million in cash. Of this amount, $3.0 million was paid at closing, $250,000 is payable in six months from the closing date and $250,000 is payable one year from closing date. The remaining $500,000 is subject to the achievement of five performance milestones triggering the payment of $100,000 each. As of June 30, 2003, the first two of the milestones were achieved and $200,000 in the aggregate was paid to the Swan shareholders. Achievement of performance milestones is considered a part of the purchase price and accordingly, for purposes of determining the total purchase price, $500,000 was deemed to be achieved and added to the purchase price and capitalized as purchased intangibles. These technology assets are being amortized over a life of 5 years. The remaining three milestones must be achieved by June 30, 2004. Accordingly, the purchase price may be reduced if any portion of the remaining milestones is not achieved. Through June 30, 2003, we recorded amortizable intangible technology assets of $3.9 million in connection with this acquisition. During the first six months of 2003 the amortization of these technology assets from Swan was $402,000.

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

Executone Restructuring Charge. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly through June 30, 2003.

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

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through June 30, 2003.

                                                                       Activity                    Reserve
                                          Cash/         Restructuring   Through      2003          Balance
               Description              Non-Cash           Charge        2002      Activity      At 6/30/03
---------------------------------------------------------------------------------------------------------------
Personnel Costs:
  Severance and termination costs          Cash         $  (1,583)    $  1,580      $   3          $      --
  Other Plant closure costs                Cash              (230)         230         --                 --

Lease termination and other contractual
obligations (net of anticipated
recovery):
  Building and equipment leases            Cash            (7,444)       5,431        477            (1,536)
  Other contractual obligations            Cash            (1,700)       1,700         --                 --

Impairment of Assets:
  Inventories                            Non-Cash          (3,454)       3,454         --                 --
  Prepaid inventory and other expenses   Non-Cash          (2,485)       2,485         --                 --
  Accounts receivable                    Non-Cash          (1,685)         854        390              (441)
  Fixed assets                           Non-Cash          (3,151)       2,995         --              (156)
  Net intangible assets                  Non-Cash         (29,184)      29,184         --                 --

-------------------------------------- ------------ -------------- ----------- ---------- ------------------
Total                                                   $ (50,916)    $ 47,913      $ 870          $ (2,133)
-------------------------------------- ------------ -------------- ----------- ---------- ------------------

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

In addition to the two primary segments discussed above, the Inter-Tel.NET operations/investment, Inter-Tel's former IP long distance subsidiary, is separately disclosed as a business segment through June of 2002. On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. As a result, since July 24, 2001, we have accounted for the remaining 17% Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel's 17% investment in Inter-Tel.NET/Comm-Services was converted to approximately 10% of Vianet stock. Inter-Tel assessed the value of this investment at March 31, 2002 and wrote-down this investment by $600,000. Inter-Tel assessed the value of this investment again at June 30, 2002 and wrote-down this investment by another $600,000. In February 2003, we executed an agreement with Vianet (See Note C) and the vendor releasing Inter-Tel from its guarantee of any and all of these obligations, and Inter-Tel and Vianet released the vendor from claims arising from the failure of the network equipment and software previously leased. As part of this agreement, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, in exchange for the release of the remaining collateral and as payment of the loan. Inter-Tel will account for the remaining 10% investment in Vianet (formerly Comm-Services) using the cost method of accounting.

For the quarters and six months ended June 30, 2003 and 2002, we generated income from business segments, including income from a litigation settlement and losses from our investment in Inter-Tel.NET/Vianet for 2002, as follows:

                                                         Three Months Ended June 30, 2003
                                                                                                   Resale of
                                                                                                   Local and
(In thousands, except per share                                        Subtotal                       Long
amounts)                                   Principal   Litigation     Principal      Inter-Tel.NET  Distance
                                            Segment    Settlement      Segment         /Vianet      Services      Total
------------------------------------------------------------------------------------------------------------------------
Net sales                                  $ 85,621     $    --       $ 85,621            $ --     $ 9,481     $ 95,102
Gross profit                                 47,272          --         47,272              --       2,978       50,250
Operating income                              9,953          --          9,953              --       1,384       11,337
Interest and other income                       396          --            396              --          36          432
Foreign currency transaction gains               26          --             26              --          --           26
Interest expense                               (71)          --           (71)              --          --         (71)
Net income                                 $  6,389     $    --       $  6,389            $ --         880     $  7,269
Net income per diluted share (1)           $   0.25     $    --       $   0.25            $ --     $  0.03     $   0.28
Weighted average diluted shares (1)          25,970      25,970         25,970              --      25,970       25,970
Total assets                               $277,135     $    --       $277,135            $ --     $19,523     $296,658
Depreciation and amortization                 2,265          --          2,265              --          11        2,276


                                                         Three Months Ended June 30, 2002
                                                                                                   Resale of
                                                                                                   Local and
(In thousands, except per share                                         Subtotal                     Long
amounts)                                   Principal      Litigation   Principal     Inter-Tel.NET  Distance
                                            Segment       Settlement    Segment         /Vianet     Services      Total
------------------------------------------------------------------------------------------------------------------------
Net sales                                  $ 88,815     $    --       $ 88,815         $    --     $ 7,133     $ 95,948
Gross profit                                 45,905          --         45,905              --       2,570       48,475
Operating income                              9,392          --          9,392              --       1,410       10,802
Interest and other income                       474         214            688           (600)          39          127
Foreign currency transaction gains              284          --            284              --          --          284
Interest expense                               (46)          --            (46)             --          --         (46)
Net income                                 $  6,365     $   135       $  6,500         $  (378)    $   913     $  7,035
Net income per diluted share (1)           $   0.25     $  0.01       $   0.26         $ (0.02)    $  0.04     $   0.28
Weighted average diluted shares (1)          25,563      25,563         25,563          24,269      25,563       25,563
Total assets                               $245,195     $    --       $245,195         $    --     $13,216     $258,411
Depreciation and amortization                 2,137          --          2,137              --          20        2,157

                                                          Six Months Ended June 30, 2003
                                                                                                Resale of
                                                                                                    Local and
(In thousands, except per share                                       Subtotal                        Long
amounts)                                Principal      Litigation     Principal        Inter-Tel.NET Distance
                                         Segment       Settlement      Segment            /Vianet    Services      Total
------------------------------------------------------------------------------------------------------------------------

Net sales                                  $161,296     $     --      $ 161,296        $     --    $ 17,975    $ 179,271
Gross profit                                 88,832           --         88,832              --       5,492       94,324
Operating income                             15,932           --         15,932              --       2,571       18,503
Interest and other income                       806           --            806              --          69          875
Foreign currency transaction losses             (14)          --           (14)              --                     (14)
Interest expense                               (103)          --          (103)              --                    (103)
Net income                                 $ 10,305     $     --      $  10,305        $     --    $  1,636    $  11,941
Net income per diluted share (1)           $   0.40     $     --      $    0.40        $     --    $   0.06    $    0.46
Weighted average diluted shares (1)          26,004       26,004         26,004              --      26,004       26,004
Total assets                               $277,135     $     --      $ 277,135        $     --    $ 19,523    $ 296,658
Depreciation and amortization                 4,535           --          4,535              --          23        4,558

                                                          Six Months Ended June 30, 2002
                                                                                                   Resale of
                                                                                                   Local and
(In thousands, except per share                                       Subtotal                        Long
amounts)                                    Principal   Litigation    Principal       Inter-Tel.NET Distance
                                             Segment    Settlement     Segment          /Vianet     Services      Total
------------------------------------------------------------------------------------------------------------------------

Net sales                                  $172,094     $    --       $172,094         $    --     $ 13,923    $ 186,017
Gross profit                                 89,501          --         89,501              --        4,027       93,528
Operating income                             18,773          --         18,773              --        1,851       20,624
Interest and other income                       885      15,516         16,401         (1,200)           68       15,269
Foreign currency transaction gains              200          --            200              --           --          200
Interest expense                                (80)         --            (80)             --           --          (80)
Net income                                 $ 12,480     $ 9,496       $ 21,976         $  (757)    $  1,211    $  22,430
Net income per diluted share (1)           $   0.49     $  0.37       $   0.86         $ (0.03)    $   0.05    $    0.88
Weighted average diluted shares (1)          25,556      25,556         25,556          24,224       25,556       25,556
Total assets                               $245,195     $    --       $245,195         $    --     $ 13,216    $ 258,411
Depreciation and amortization                 4,299          --          4,299              --          50         4,349

1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share when a net loss is recorded.

Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $173.8 million or 97.0% of total revenues, and $181.1 million or 97.3% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The Company's revenues from international sources were primarily generated from customers located in the United Kingdom, Europe and Asia. In the first six months of 2003 and 2002, revenues from customers located internationally accounted for 3.0% and 2.7% of total revenues, respectively.

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

                                                                                      June 30,     December 31,
                                                                                        2003          2002
---------------------------------------------------------------------------------------------------------------
Lease balances included in consolidated accounts receivable, net of                 $   7,357        $   6,470
allowances of $2,068 in 2003 and $2,562 in 2002

Net investment in Sales-Leases:
    Current portion, net of allowances of $739 in 2003 and $516 in 2002
                                                                                       16,444           13,344
    Long-term portion, includes residual amounts of $486 in 2003 and $518 in
       2002, net of allowances of $1,696 in 2003 and $1,411 in 2002                    27,613           24,692
---------------------------------------------------------------------------------------------------------------
Total investment in Sales-Leases, net of allowances of $4,502 in 2003 and
    $4,489 in 2002                                                                     51,414           44,506

Soldrental payments remaining unbilled (subject to limited recourse
    provisions), net of allowances of $11,977 in 2003 and $11,125 in 2002             195,574          194,684
---------------------------------------------------------------------------------------------------------------
Total balance of sales-leases and sold rental payments remaining unbilled,
    net of allowances                                                               $ 246,988        $ 239,190
---------------------------------------------------------------------------------------------------------------

Total allowances for entire lease portfolio (including limited recourse
    liabilities)                                                                    $  16,479        $  15,614
---------------------------------------------------------------------------------------------------------------

Reserve levels are established based on portfolio size, loss experience, levels of past due accounts and periodic, detailed reviews of the portfolio. Recourse on the sold rental payments is contractually limited to a percentage of the net credit losses in a given annual period as compared to the beginning portfolio balance for a specific portfolio of sold leases. While our recourse is limited, we maintain reserves at a level that we believe is sufficient to cover all anticipated credit losses. The aggregate reserve for uncollectible lease payments and recourse liability represents the reserve for the entire lease portfolio. These reserves are either netted from consolidated accounts receivable, netted against current or long-term "investment in sales-leases" or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period:

                                                                     Six Months Ended       Year Ended
(In thousands)                                                         June 30, 2003     December 31, 2002
----------------------------------------------------------------------------------------------------------
Sales of rental payments                                                $  41,187          $  83,141
Sold payments remaining unbilled at end of period                       $ 207,551          $ 205,809

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report to Shareholders on Form 10-Q ("10-Q") contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The cautionary statements made in this 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Factors That May Affect Future Operating Results" below and elsewhere in this document.

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

We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of June 30, 2003, we had 51 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel's dealers and distributors throughout the United Kingdom and parts of Europe. In December 2002, we also acquired Swan Solutions Limited, a research and development and software sales office in the United Kingdom.

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

The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these changes and requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel's research and development efforts over the last several years have been focused primarily on the development of, and enhancements to,
our  Axxess  and  Eclipse(2)   systems,
including adding new applications, incorporating IP convergence applications and IP telephones into our product lines, developing Unified Messaging Software applications, developing speech recognition and text-to-speech applications, developing and enhancing call center applications, developing Unified Communications Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. Inter-Tel's current efforts are focused on developing and enhancing the convergence applications for our Axxess system, enhancing our server-PBX offering, enhancing our unified communications applications, developing new IP endpoint technology, and enhancing our call center applications.

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

Results of Operations

The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

                                                 Three Months Ended June 30,  Six Months Ended June 30,
                                                      2003        2002           2003           2002
                                                      ----        ----           ----           ----
NET SALES                                             100.0%      100.0%        100.0%          100.0%
Cost of sales                                          47.2        49.5          47.4            49.7
------------------------------------------------------------------------------------------------------

GROSS PROFIT                                           52.8        50.5          52.6            50.3

Research and development                                5.7         4.7           5.9             4.8
Selling, general and administrative                    34.7        34.2          35.8            34.1
Amortization                                            0.5         0.3           0.5             0.3
------------------------------------------------------------------------------------------------------

OPERATING INCOME                                       11.9        11.3          10.3            11.1

Litigation settlement (net of costs except
   for taxes)                                            --         0.2            --             8.3
Interest and other income                               0.5         0.5           0.5             0.5
Write-down of investment in
   Inter-Tel.NET/Vianet                                  --        (0.6)           --            (0.6)
Foreign currency transaction gains (losses)
                                                        0.0         0.3          (0.0)            0.1

Interest expense                                       (0.1)       (0.0)         (0.1)           (0.0)
------------------------------------------------------------------------------------------------------
Income before income taxes                             12.3        11.6          10.7            19.4
Income taxes                                            4.7         4.3           4.1             7.3
------------------------------------------------------------------------------------------------------
Net income                                              7.6%        7.3%          6.7%           12.1%
------------------------------------------------------------------------------------------------------

      Net Sales. Net sales decreased 0.9% to $95.1 million in the second quarter of 2003 from $95.9 million in the second quarter of 2002, representing a decrease of $846,000. Sales from our direct sales offices decreased $2.3 million in the second quarter of 2003 compared to the second quarter of 2002. Sales from our government and national accounts decreased $0.4 million over the same periods. Sales from our DataNet division decreased $2.0 million in the second quarter of 2003 compared to the second quarter of 2002. These decreases were offset in part by increases of $2.3 million in sales from our long distance resale and network services division and $0.4 million in sales to our dealer network in the second quarter of 2003 compared to the second quarter of 2002.

      The decrease in net sales for the second quarter of 2003 compared to the second quarter of 2002 from our direct sales offices, government and national accounts division and Datanet division, offset in part by a slight increases in dealer network sales and international operations, were primarily a result of lower volumes of systems sold as a result of weak economic conditions, increased competitive pressures and delayed buying decisions by customers. In some instances, prices of various telecommunications systems decreased, and discounts or other competitive promotions that were offered to customers to generate sales resulted in lower revenues from both our direct and indirect sales channels. Sales of communications systems were impacted by delayed buying decisions, in particular in our direct sales offices resulting from weak economic conditions affecting our industry. Sales to new customers declined during the second quarter of 2003, as recurring revenues to existing customers increased as a percentage of total sales.

      Sales from our long distance resale and network services division represented our largest percentage sales increases in the second quarter of 2003 as compared to the second quarter of 2002. Sales increased in NetSolutions, our long distance division, by 32.9%, despite downward pricing pressure and significant competition. Increased sales volume has allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base. Network services revenues decreased 46.9% in the second quarter of 2003 compared to the second quarter of 2002, on lower sales volume and commissions on local and network services such as T-1 access, frame relay and other voice and data circuit services, due in part to changes to agency terms and contract provisions with a regional bell operating company. See Note D of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.

      Gross Profit. Gross profit for the second quarter of 2003 increased 3.7% to $50.3 million, or 52.8% of net sales, from $48.5 million, or 50.5% of net sales, in the second quarter of 2002. Gross profit increased 0.9% to $94.3 million, or 52.6% of net sales, in the first six months of 2003 compared to $93.5 million, or 50.3% of net sales, in the first six months of 2002. The increases in gross profit dollars and as a percentage of net sales (or gross margin), resulted from several different factors, including a higher proportion of recurring revenues from existing customers (including increased maintenance and services revenues as a percentage of total sales), higher software content in our products, cost containment efforts, product design improvements, component price declines, and efficiencies achieved with our manufacturing vendors, as well as efficiencies achieved from a higher percentage of orders placed using the Internet. These increases were offset in part by greater competitive pricing pressures and by pricing discounts or special promotions on telephone system and software sales and related equipment.

      During  the second  quarter  of 2003,  recurring  revenues  from  existing customers in our direct sales and national and government accounts channels increased as a percentage of total sales from these same channels relative to the second quarter of 2002. Existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as video conferencing, headsets (wired and wireless), networking products and speakerphones during the second quarter of 2003. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through software-only upgrades to our existing customers. Our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations. Accordingly, our gross margins improved in the second quarter of 2003 as a result of the increased proportion of recurring revenues.

      Sales from NetSolutions, our long distance resale subsidiary, increased by 32.9%, or $2.3 million, in the second quarter of 2003 as compared to the second quarter of 2002. Gross margins are generally lower in this division than our consolidated margins. However, NetSolutions margins improved in the second quarter of 2003 relative to the second quarter of 2002, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. Sales from our network services division decreased 46.9% in the second quarter of 2003 compared to the second quarter of 2002. This division generally receives commissions on network services we sell as an agent for regional bell operating companies. Sales from this division carry little to no equipment costs and generated margins of over 90% during the second quarter of 2003; therefore, the decrease in sales from this division partially offset the overall improvement of our consolidated gross margins. We cannot accurately predict future gross margins based on a number of factors, including, among other factors, competitive pricing pressures, sales of systems, software and services through different distribution channels, and the mix of systems, software and services we sell, as well as macroeconomic conditions.

      Research and Development. Research and development expenses for the second quarter of 2003 increased 19.6% to $5.4 million, or 5.7% of net sales, from $4.5 million, or 4.7% of net sales, for the second quarter of 2002. Research and development expenses increased 20.4% to $10.7 million, or 5.9%
of net sales, in the first six months of 2003 compared to $8.9 million, or 4.8% of net sales, in the first six months of 2002. Included in research and development expenses in both the second quarter of 2003 and the second quarter of 2002 was amortization of patents totaling $55,000 in each period. The increase in research and development expenses was primarily attributable to the increase in engineers hired in connection with our acquisition of Swan in December 2002 and our development of new product end-points. To a lesser extent, the increase is also attributable to increased research and development spending related to our development of convergence applications and new IP endpoint technology. In the second quarter of 2003, research and development expenses were directed principally toward the continued development of the AXXESS software and systems (including version 8.0), unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications. We expect that research and development expenses will increase in absolute dollars as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

      Selling, general and administrative. In the second quarter of 2003, selling, general and administrative expenses, excluding amortization, increased 0.4% to $33.0 million, or 34.7% of net sales, from $32.9 million, or 34.3% of net sales, in the second quarter of 2002. The slight increase in absolute dollars and as a percentage of net sales was due in part to higher costs associated with increases in depreciation expenses associated with the implementation of an information systems upgrade, insurance costs and higher professional fees, partially offset by lower expenses attributable to bad debts. In addition, higher relative sales through SWAN, acquired in December 2002 and sales in our long distance division led to increased selling expenses and commission costs in the first six months of 2003 relative to total sales in the first six months of 2002. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.

      Amortization  of goodwill  and  purchased  intangible  assets.  We adopted
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of June 30, 2003, no impairment of goodwill has been recognized. We face the risk that future goodwill impairment tests may result in charges to earnings.

      Amortization of purchased intangible assets included in operating expenses was $486,000 in the second quarter of 2003, compared to $269,000 in the second quarter of 2002. In addition, $55,000 of amortization was included in research and development expenses for the second quarter of 2003 and the second quarter of 2002. Amortization of purchased intangible assets included in operating expenses was $914,000 for the six months ended June 30, 2003, compared to $526,000 for the six months ended June 30, 2002. An additional $111,000 of amortization was included in research and development expenses for the six months ended June 30, 2003 and June 30, 2002. The increase in the amortization of purchased intangible assets for the second quarter and six months ended June 30, 2003, compared to the same periods in 2002 were primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note C "Acquisitions, Dispositions and Restructuring Charges " to the Condensed Consolidated Financial Statements.

      Litigation Settlement, Net of Costs Except Taxes. In May 2001, Inter-Tel entered into an agreement to submit to binding arbitration a lawsuit we filed in 1996. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a one-time gross cash award of $20 million in February 2002. Direct costs for attorney's fees, expert witness costs, arbitration costs and estimated additional payments and expenses, totaled approximately $4.5 million in the first six months of 2002, excluding income taxes, for a net award of approximately $15.5 million. The estimated net proceeds from this arbitration settlement were approximately $9.5 million after taxes, or $0.37 per diluted share for six months ended June 30, 2002.

      Interest and Other Income. Interest and other income in 2003 and 2002 consisted primarily of interest income and foreign currency transaction gains or losses, with the exception of an expense of $1.2 million related to the write-down of Inter-Tel's investment in Inter-Tel.NET/Vianet in the first six months of 2002. Income from interest and short-term investments in 2003 was relatively flat compared to 2002 despite higher level of invested funds, due to lower yields on investments. Other changes in other income primarily reflected slightly lower net foreign currency transaction gains and losses of approximately $214,000 in the first six months of 2003 compared to the first six months of 2002. Interest expense in the first six months of 2003 increased $23,000 compared to the first six months of 2002.

      Income Taxes. Inter-Tel's income tax rate for the second quarter of 2003 was 38% compared to 37% for the second quarter of 2002. Inter-Tel expects the full-year 2003 tax rate to be comparable to the tax rate effective for the second quarter of 2003.

      Net Income. Net income for the second quarter of 2003 was $7.3 million ($0.28 per diluted share), compared to net income of $7.0 million ($.28 per diluted share) in the second quarter of 2002, including the litigation settlement adjustment in 2002. Net income for the six months ended June 30, 2003 was $11.9 million, compared to net income of $22.4 million ($0.88 per diluted share) for the six months ended June 30, 2002, including the 2002 litigation settlement. Excluding the 2002 litigation settlement adjustment, we reported net income of $6.9 million, or $0.27 per diluted share in the second quarter of 2002. Excluding the 2002 litigation settlement, we reported net income of $12.9 million, or $0.51 per diluted share in the first six months of 2002.

      Net income increased slightly for the quarter ended June 30, 2003 compared to same period in 2002, primarily attributable to higher gross profit and increased operating efficiencies and other items described in further detail above. The decrease in net income for the six months was primarily attributable to the litigation settlement award received in 2002.

Inflation/Currency Fluctuation

      Inflation and currency fluctuations have not previously had a material impact on Inter-Tel's operations. International procurement agreements have traditionally been denominated in U.S. currency. The potential expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and other parts of Asia could result in higher international sales as a percentage of total revenues; however, international revenues do not currently represent a significant portion of our total revenues.

Liquidity and Capital Resources

      At June 30, 2003, cash and short-term investments totaled $137.0 million, an increase of approximately $11.2 million from December 31, 2002. We maintain a $10 million unsecured, revolving line of credit with Bank One, NA that is available through June 1, 2004. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends and general corporate purposes.

      Net cash provided by operating activities totaled $12.2 million for the six months ended June 30, 2003, compared to $42.6 million for the same period in 2002. Cash provided by operating activities in the first six months of 2003 was primarily the result of cash generated from profitable operations, including non-cash depreciation, provisions for losses and amortization charges. Cash provided by operating activities in the first six months of 2002 was primarily the result of cash generated from operations, as well as the receipt of a gross cash award of $20 million (net award of $15.5 million before income taxes) in settlement of a dispute submitted to binding arbitration. Cash used in the change in operating assets and liabilities in the first six months of 2003 was $7.7 million, compared to cash provided by operating assets and liabilities of $11.5 million for the same period in 2002. The cash used in the change in operating assets and liabilities was primarily due to the increased level of net investment in sales-leases. The increase in net inventory in the first six months of 2003 was partially offset by a slight decrease in accounts receivable, while the increase in accounts payable was substantially offset by decreases in other accrued expenses, primarily reflecting payments on accrued commissions, bonuses, 401(k) matching contributions and profit sharing in the first six months of 2003. If we are able to expand sales through our direct sales offices, dealer network and government and national accounts divisions, this would likely require the expenditure of working capital for increased accounts receivable and inventories.

      Net cash used in investing activities totaled $10.1 million for the six months ended June 30, 2003 compared to $26.5 million for the six months ended June 30, 2002. Net cash used in the purchase of investments during the six months ended June 30, 2003 and June 30, 2002 were $68.4 million and $18.1 million, respectively, offset in part during each period by maturities and sales of short-term investments of $58.9 million and $2.0 million, respectively. During the first six months of 2003, we expended no cash for acquisitions compared to the first six months of 2002, when net cash used in acquisitions totaled approximately $7.9 million. In the first quarter of 2003, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, as payment of a loan in connection with the sale of 83% of our interest in Inter-Tel.NET, and in exchange for the full release of our guarantee of vendor obligations. Approximately $2.1 million was used to acquire additional property and equipment during the first six months of 2003 compared to $2.8 million for the same period in 2002. We anticipate incurring additional capital expenditures during the second half of 2003, principally relating to expenditures for equipment and management information systems used in our operations.

      Net cash used in financing activities totaled approximately $0.5 million in the six months ended June 30, 2003, compared to cash provided by financing activities of $0.5 million for the same period in 2002. Net cash used for dividends totaled approximately $1.5 million and $0.9 million, respectively, during the first six months of 2003 and 2002, which was offset in each period by cash provided by the exercise of stock options and from stock issued under the company's employee stock purchase plan totaling $1.1 million and $1.8 million. During the first six months of 2003 and 2002, we reissued treasury shares through stock option exercises and issuances. In the six month periods ending June 30, 2003 and 2002, the proceeds received from these reissued treasury shares were approximately the same as the cost basis of the treasury stock reissued, resulting in a minimal impact on retained earnings.

      We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $207.6 million and $205.8 million remained unbilled at June 30, 2003 and December 31, 2002, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

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

      Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

      o Significant under-performance relative to historical, expected or projected future operating results;
      o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
      o     Our market capitalization relative to net book value, and
      o     Significant negative industry or economic trends.

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

      Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in "Sales-Leases." We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. At June 30, 2003, our allowance for doubtful accounts for accounts receivable were $11.4 million of our $53.9 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Inventories. We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. At June 30, 2003, our inventory reserves were $7.5 million of our $20.2 million gross inventories. If actual customer demand, product life-cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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


      Divisions of the United States Department of Justice are investigating other companies' and Inter-Tel's participation in a federally funded "E-Rate program" to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not expect the investigations to result in a material adverse impact upon the Company's business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel's business. Nevertheless, the early nature of the investigations makes it difficult to determine whether the likelihood of a material adverse outcome is likely.


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

      Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

      o     volume and timing of orders received during the quarter;
      o     gross margin fluctuations associated with the mix of products sold;
      o     the mix of distribution channels;
      o general economic conditions and the condition of the markets our business addresses;
      o     patterns of capital spending by customers;
      o the timing of new product announcements and releases by us and our competitors;
      o     pricing pressures, the cost and effect of acquisitions;
      o the availability and cost of products and components from our suppliers; and
      o     national and regional weather patterns.

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

      Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results will suffer if we do not significantly increase sales to new customers. For example, in the most recent quarter ended, sales through our direct sales offices and government and national accounts divisions to new customers declined as a percentage of total sales, resulting in decreased net sales compared to the comparable quarter in 2002. Moreover, the timing and profitability of lease resales from quarter to quarter could impact operating results, particularly in an environment of fluctuating interest rates. Long distance sales, which typically have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales. As a result, gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter and the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in sales and operating results on a quarterly basis.

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

Our future success largely depends on increased commercial acceptance of our Axxess system, Encore product, speech recognition and Interactive Voice Response products, and related computer-telephony products.

      In 2002, we introduced Unified Communicator, a web-based, speech-recognition and Wireless Application Protocol (WAP) software application for controlling and managing your calls, contacts and presence status; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; and several other telephony-related products. During the past 12 months, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the Application Platform, the Unified Communicator and related computer-telephony products, the Axxess system, Encore products, Media Gateway Control Protocol (MGCP) and SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

      Our telecommunications products and software are highly complex. Although our new products and upgrades are examined and tested prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers may discover program errors, or "bugs," or other defects after new products and upgrades have been released. Some of these bugs may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards in place designed to minimize the number of errors and defects in our products, we cannot assure you that our new products and upgrades will be free of bugs when released. If we are unable to quickly or successfully correct bugs identified after release, we could experience the following, any of which would harm our business:

      o     costs associated with the remediation of any problems;
      o     costs associated with design modifications;
      o     loss of or delay in revenues;
      o     loss of customers;
      o     failure to achieve market acceptance or loss of market share;
      o     increased service and warranty costs;
      o     liabilities to our customers; and
      o     increased insurance costs.


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

      As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, some of which we have experienced and may continue to experience, including:

      o     unanticipated costs and liabilities;
      o difficulty of assimilating the operations, products and personnel of the acquired business;
      o difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;
      o     difficulties in maintaining customer relationships;
      o difficulties in servicing and maintaining acquired products, in particular where a substantial portion of the target's sales were derived from our competitor's products and services;
      o difficulty of assimilating the vendors and independent contractors of the acquired business;
      o     the diversion of management's attention from the core business;
      o inability to maintain uniform standards, controls, policies and procedures; and
      o impairment of relationships with acquired employees and customers occurring as a result of integration of the acquired business.

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

      Our success depends upon our proprietary technology. We currently hold patents for twenty (20) telecommunication and unified messaging products and have also applied to the U.S. Patent and Trademark Office for eleven (11) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

      The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

      o PABX and converged systems providers such as Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Mitel, NEC, NextiraOne, Nortel, Panasonic, Shoreline, Siemens, Toshiba, Vertical Networks and Vodavi;
      o large data routing and convergence companies such as 3Com and Cisco Systems;
      o voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);
      o     long  distance  services  providers  such as AT&T,  MCI,  Qwest  and
            Sprint;
      o large computer and software corporations such as IBM, HP, Intel and Microsoft; and
      o     regional  Bell  operating  companies,  or  RBOCs,  cable  television companies and satellite and other wireless broadband service providers.

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

      Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

      o     develop and expand their product and service offerings more quickly;
      o     offer  greater   price   discounts  or  make   substantial   product
            promotions;
      o adapt to new or emerging technologies and changing customer needs faster;
      o     take advantage of acquisitions and other opportunities more readily;
      o     negotiate more favorable licensing agreements with vendors;
      o devote greater resources to the marketing and sale of their products; and
      o     address customers' service-related issues more adequately.

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

      In the past few years, we introduced the Axxess ATM business communications system and our versions 7.0 and 8.0 IP networking software, which are typically sold to larger customers at a higher average selling price and often represent a significant communications infrastructure capital expenditure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer. While our customers are evaluating our products and before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

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

      The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

      o     announcements of developments relating to our business;
      o     fluctuations in our operating results;
      o shortfalls in revenue or earnings relative to securities analysts' expectations;
      o announcements of technological innovations or new products or enhancements by us or our competitors;
      o announcements of acquisitions or planned acquisitions of other companies or businesses;
      o investors' reactions to acquisition announcements or our forecasts of future results;
      o     general conditions in the telecommunications industry;
      o     the market for Internet-related products and services;
      o     changes in the national or worldwide economy;
      o     changes    in    legislation    or    regulation    affecting    the
            telecommunications industry;
      o     threats of or outbreaks of war, hostilities or terrorist acts;
      o developments relating to our intellectual property rights and the intellectual property rights or third parties;
      o     changes in our relationships with our customers and suppliers; and
      o     national and regional weather patterns.

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


We are currently the target of government investigations and in the future we may be subject to litigation, which if they result in any convictions, sanctions or penalties against us, could harm our business.

      Divisions of the United States Department of Justice are investigating other companies' and Inter-Tel's participation in a federally funded "E-Rate program" to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based.

      Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel's business.

      Inter-Tel is also subject to litigation in the ordinary course of business. We cannot assure you that any adverse outcome in connection with such litigation would not impair our business or financial condition.


Our Chairman of the Board of Directors,  CEO and President controls 21.4% of our
Common  Stock  and  is  able  to  significantly   influence   matters  requiring
shareholder approval.

      As of June 30, 2003, Steven G. Mihaylo, Inter-Tel's Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 21.4% of the existing outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

Risks Related to Our Industry

Reductions in spending on enterprise communications equipment may materially and adversely affect our business.

      The overall economic slowdown has had and continues to have a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs and bolster their revenues. The market for enterprise communications equipment may only grow at a modest rate or possibly not grow at all, and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.

The emerging market for IP network telephony is subject to market risks and uncertainties that could cause significant delays and expenses.

      The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will become widespread. Even if IP voice networks become more widespread in the future, we cannot assure that our products, including the IP telephony features of the Axxess systems our IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.

      Moreover, the adoption of IP voice networks and importance of development of products using industry standards such as MGCP and SIP, generally require the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. If the market for IP network voice communications fails to develop or develops more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns;
equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; poor voice quality over IP networks as compared to circuit-switched networks; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and facsimile communications over the Internet and other data networks, and the delivery of other value-added services, is still in the early stages of development.

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

      Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce throughout the world. The continued threat of terrorism, the conflict in Iraq and the potential for additional military action and heightened security measures in response to these threats may continue to cause significant disruption to commerce throughout the world. To the extent that disruptions result in a general decrease in corporate spending on information technology or advertising, our business and results of operations could be harmed. We are unable to predict whether the conflict in Iraq and its aftermath, the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any future terrorist attacks were to affect the operation of the Internet or key data centers, our business could be harmed. These and other developments arising out of the potential attacks may make the occurrence of one or more of the factors discussed herein more likely to occur.

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

ITEM 4.  CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS--Not Applicable

ITEM 3.    DEFAULTS ON SENIOR SECURITIES--Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The voting results of our Annual Meeting Of Shareholders dated April 21, 2003 were reported in the Company's Form 10-Q filed May 12, 2003.

ITEM 5.    OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, in connection with the Company's annual meeting of shareholders, if a shareholder of the Company fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company's annual meeting of shareholders, without any discussion of the matter in the proxy statement. Since the Company mailed its proxy statement for the 2003 annual meeting of shareholders on March 21, 2003, the deadline for receipt of any such shareholder proposal for the 2004 annual meeting of shareholders is February 5, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         Exhibits:

         Exhibit 31.1:  Certification  of Chief  Executive  Officer  Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2:  Certification  of  Chief  Financial  Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1:  Certification of Chief Executive  Officer Pursuant to 18
                       U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2:  Certification of Chief  Financial Officer Pursuant to 18
                       U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K:

              On April 7, 2003, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 9 (Regulation FD Disclosure) to report our Press release dated April 7, 2003 announcing anticipated net sales and earnings per share results for, and anticipated cash and short-term investment levels as of, the fiscal quarter ended March 31, 2003.

              On April 21,  2003,  we filed a  Current  Report on Form 8-K under
              Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 9 (Regulation FD Disclosure) to report our Press release dated April 21, 2003 announcing GAAP and non-GAAP results for the fiscal quarter ended March 31, 2003, and comparing such results with the results for the quarter ended March 31, 2002.

              On July 21, 2003, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 9 (Regulation FD Disclosure) to report our Press release dated July 21, 2003 announcing GAAP and non-GAAP results for the fiscal quarter ended June 30, 2003, and comparing such results with the results for the quarter ended June 30, 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTER-TEL, INCORPORATED


August 14, 2003                                /s/    Steven G. Mihaylo
---------------                           ------------------------------------
                                          Steven G. Mihaylo
                                          Chairman of the Board, Chief Executive
                                          Officer and President


August 14, 2003                               /s/     Kurt R. Kneip
---------------                           --------------------------------------
                                           Kurt R. Kneip
                                           Vice President and
                                           Chief Financial Officer