Form 10-Q
period 2003-09-30
INTER TEL INC
filed 2003-11-14
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
September 30, 2003	0-10211

INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994

1615 S. 52nd Street
Tempe, Arizona 85281

(480) 449-8900

Title of Class	Outstanding as of September 30, 2003

Common Stock, no par value	25,190,276

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

INDEX

INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
(in thousands, except share amounts)	(Unaudited)	(Note A)

ASSETS
CURRENT ASSETS
Cash and equivalents	$73,387	$84,923
Short-term investments	69,076	40,916

Total cash and equivalents and short-term investments	142,463	125,839
Accounts receivable, net of allowances of $11,246 in 2003 and $12,159 in 2002	43,635	42,566
Inventories, net of allowances of $7,033 in 2003 and $10,558 in 2002	12,468	11,329
Net investment in sales-leases, net of allowances of $757 in 2003 and $516 in 2002	16,318	13,344
Income taxes receivable	12,805	2,604
Deferred income taxes	508	2,377
Prepaid expenses and other assets	6,127	6,705

TOTAL CURRENT ASSETS	234,324	204,764
PROPERTY, PLANT & EQUIPMENT	24,559	24,795
GOODWILL	17,646	17,646
PURCHASED INTANGIBLE ASSETS	8,640	7,416
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,828 in 2003 and $1,411 in 2002	29,333	24,692
OTHER ASSETS	175	2,749

	$314,677	$282,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,146	$23,089
Other current liabilities	45,250	50,051

TOTAL CURRENT LIABILITIES	71,396	73,140
DEFERRED TAX LIABILITY	29,336	16,320
LEASE RECOURSE LIABILITY	12,095	11,125
RESTRUCTURING RESERVE	299	1,049
OTHER LIABILITIES	6,810	6,525
SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued–27,161,823 shares; outstanding–25,190,276 at September 30, 2003 and 24,908,983 shares at December 31, 2002	112,718	111,639
Less: Shareholder loans	(312)	(338)
Retained earnings	106,077	89,643
Accumulated other comprehensive income	298	195

	218,781	201,139
Less: Treasury stock at cost – 1,971,547 shares in 2003 and 2,252,840 shares in 2002	(24,040)	(27,236)

TOTAL SHAREHOLDERS’ EQUITY	194,741	173,903

	$314,677	$282,062

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Nine Months
(In thousands, except	Ended September 30,		Ended September 30,
per share amounts)	2003	2002	2003	2002

NET SALES	$94,545	$96,665	$273,816	$282,682
Cost of sales	45,301	47,615	130,248	140,104

GROSS PROFIT	49,244	49,050	143,568	142,578
Research & development	5,718	4,871	16,378	13,726
Selling, general and administrative	31,761	32,194	96,008	95,716
Amortization of purchased intangible assets	445	269	1,359	796

	37,924	37,334	113,745	110,238

OPERATING INCOME	11,320	11,716	29,823	32,340
Litigation settlement (net of costs except for taxes)	—	—	—	15,516
Write-down of investment in Inter-Tel.NET/Vianet	—	—	—	(1,200)
Interest and other income	351	411	1,226	1,364
Foreign currency transaction gains (losses)	5	73	(9)	273
Interest expense	(34)	(34)	(137)	(114)

INCOME BEFORE INCOME TAXES	11,642	12,166	30,903	48,179
Income tax provision	4,424	4,623	11,744	18,206

NET INCOME	$7,218	$7,543	$19,159	$29,973

NET INCOME PER SHARE

Basic	$0.29	$0.31	$0.77	$1.23
Diluted	$0.27	$0.29	$0.73	$1.17

DIVIDENDS PER SHARE	$0.06	$0.03	$0.12	$0.07

Weighted average basic common shares	25,107	24,544	24,991	24,331

Weighted average diluted common shares	26,865	26,033	26,291	25,715

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2003	2002

OPERATING ACTIVITIES
Net income	$19,159	$29,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	5,290	5,465
Amortization of patents included in R&D expenses	166	166
Amortization of purchased intangible assets	1,359	796
Provision for losses on receivables	2,397	3,195
Provision for losses on leases	3,831	4,736
Provision for inventory valuation	479	903
Decrease in other liabilities	(2,658)	(2,299)
Loss on sale of property and equipment	91	53
Deferred income taxes	14,885	1,772
Effect of exchange rate changes	102	166
Changes in operating assets and liabilities	(25,705)	11,190

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,396	56,114
INVESTING ACTIVITIES
Purchases of short-term investments	(141,869)	(18,100)
Maturities and sales of short-term investments	113,710	2,000
Additions to property, plant and equipment	(5,219)	(5,178)
Proceeds from disposal of property, plant and equipment	75	289
Proceeds from investment in Inter-Tel.NET/Vianet	1,450	0
Cash used in acquisitions	(267)	(7,912)

NET CASH USED IN INVESTING ACTIVITIES	(32,120)	(28,901)
FINANCING ACTIVITIES
Cash dividends paid	(2,245)	(1,454)
Treasury stock purchases	(206)	(11)
Payments on term debt	(89)	(412)
Proceeds from exercise of stock options, including shareholder loan repayments	3,260	4,495
Proceeds from stock issued under the ESPP	468	475

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,188	3,093

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(11,536)	30,306
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	84,923	58,795

CASH AND EQUIVALENTS AT END OF PERIOD	$73,387	$89,100

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

     Certain prior year amounts have been reclassified to conform with the current period presentation.

Stock-Based Compensation

     In 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”), which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the fourth quarter of 2002. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our disclosures.

     We generally do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the underlying common stock on the effective date of grant. At September 30, 2003, the Company has four stock-based employee and director incentive plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002

Net income, as reported	$19,159	$29,973
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,281)	(2,176)

Pro forma net income	$16,878	$27,797

Earnings per share of common stock
Basic – as reported	$0.77	$1.23
Basic – pro forma	$0.68	$1.14
Diluted – as reported	$0.73	$1.17
Diluted – pro forma	$0.64	$1.08

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the low end of reasonable assumptions for input variables rather than attempting to identify a best-point estimate. The option pricing model utilized the following weighted average assumptions for 2003 and 2002: risk free interest rates of 2.98% for 2003 and 2.73% for 2002; dividend yields of 1.2% for 2003 and 0.75% for 2002; volatility factors of the expected market price of our stock averaged .295 for 2003 and .576 for 2002. Employee stock options vest over four to five year periods and director options vest at the end of six months from the grant date.

New Accounting Standards and Pronouncements

     Costs Associated with Exit or Disposal Activities: In 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, plant closing, or other exit or disposal activity. We adopted SFAS No. 146 effective January 1, 2003, to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and its adoption did not have any effect on our financial position or results of operations.

     Asset Retirement Obligations: In 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003 and its adoption did not have any effect on our financial position or results of operations.

     Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity (1) in which either the equity investors (if any) do not have a controlling financial interest or (2) where the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The adoption of this standard did not have any impact on our results of operations, financial position or liquidity.

     Guarantees: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation expands the disclosure requirements of guarantee obligations and requires the guarantor to recognize a liability for the fair value of the obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivatives and Hedging” (“SFAS No. 133”), a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance. The disclosure requirements of FIN 45 were effective as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 to has not had any impact on our results of operations, financial position or liquidity.

     Financial Instruments: In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective July 1, 2003. The Company believes SFAS 150 will have no impact on its financial condition or results of operations.

     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at September 30, 2003 management does not believe that the ultimate impact of various claims and pending litigation will have a materially adverse impact on the Company.

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not know what, if any, impact the investigations may have on the Company’s business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business. Nevertheless, the early nature of the investigations makes it difficult to determine whether a material adverse outcome is likely.

NOTE B—EARNINGS PER SHARE

Diluted earnings per share assume that weighted average outstanding common shares were increased by weighted average shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds and tax benefit of expenses, if the effect would be dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except	September 30,	September 30,	September 30,	September 30,
per share amounts)	2003	2002	2003	2002

Numerator: Net income	$7,218	$7,543	$19,159	$29,973

Denominator:
Denominator for basic earnings per share – weighted average shares	25,107	24,544	24,991	24,331
Effect of dilutive securities:
Employee and director stock options	1,758	1,489	1,300	1,384

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	26,865	26,033	26,291	25,715

Basic earnings per share	$0.29	$0.31	$0.77	$1.23

Diluted earnings per share	$0.27	$0.29	$0.73	$1.17

At September 30, 2003 and 2002, options to purchase 227,150 and 342,150 shares, respectively, of Inter-Tel stock were excluded from the calculation of diluted net earnings per share for the periods presented because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive.

NOTE C – ACQUISITIONS, DISPOSITIONS AND RESTRUCTURING CHARGES

McLeod. On January 24, 2002, we acquired certain assets of McLeodUSA Integrated Business Systems, Inc. (“McLeod”) for cash plus the assumption of various liabilities and related acquisition costs. Inter-Tel acquired McLeod’s voice customer base in Minnesota, Iowa and Colorado and DataNet operations in South Dakota, which also included the related accounts receivable, inventory and fixed assets along with assumption of scheduled specific liabilities for warranty and maintenance obligations. The aggregate purchase price of $7.9 million was allocated to the fair value of the assets and liabilities acquired.

In connection with the McLeod acquisition, we recorded goodwill of approximately $4.0 million and other purchased intangible assets of $0.5 million, for a total of $4.5 million. The goodwill balance is being accounted for in accordance with SFAS 141 and 142. The balances included in other purchased intangible assets are being amortized over periods ranging from two to five years from the date of the acquisition. During the quarters ended September 30, 2003 and 2002, the amortization of purchased intangible assets from McLeod was $113,000 and $100,000, respectively.

Swan. On December 3, 2002, Inter-Tel Integrated Systems, Inc., our wholly-owned subsidiary, acquired 100% of the capital stock of Swan Solutions Limited (“Swan”) in England and Wales, for $4.0 million in cash. Of this amount, $3.0 million was paid at closing, $250,000 was paid within six months from the closing date and $250,000 is payable one year from closing date. The remaining $500,000 is subject to the achievement of five performance milestones triggering the payment of $100,000 each. As of September 30, 2003, the first two of the milestones were achieved and $200,000 in the aggregate was paid to the Swan shareholders. Achievement of performance milestones is considered a part of the purchase price and accordingly, for purposes of determining the total purchase price, $500,000 was deemed to be achieved and added to the purchase price and capitalized as purchased intangibles. These technology assets are being amortized over a life of 5 years. The remaining three milestones must be achieved by June 30, 2004. Accordingly, the purchase price may be reduced if any portion of the remaining milestones is not achieved. Through September 30, 2003, we recorded amortizable intangible technology assets of $3.9 million in connection with this acquisition. During the first nine months of 2003 the amortization of these technology assets from Swan was $599,000.

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

Inter-Tel’s management has not participated in the management of Inter-Tel.NET since the sale in July 2001. As a result, since July 24, 2001, we have accounted for the remaining Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel’s 17% investment in Comm-Services was converted to approximately 10% of Vianet stock and as a result, Vianet assumed the loan for the purchase and Inter-Tel continued to hold collateral from the former shareholders of Comm-Services until March 2003. During the first six months of 2002, the net investment in the notes receivable and 10% interest in Vianet (formerly Comm-Services) was written down by $1.2 million ($600,000 each in the first and second quarters) and was recorded in other assets at a carrying value of approximately $2.5 million as of December 31, 2002, which approximated management’s estimate of the related collateral value at that time.

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

Executone Restructuring Charge. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates; the original estimates made in the second quarter of 2000 for reserve balances have not changed significantly through September 30, 2003.

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

The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through September 30, 2003.

			Activity		Reserve
	Cash/	Restructuring	Through	2003	Balance
Description	Non-Cash	Charge	2002	Activity	At 9/30/03

Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,580	$3	$—
Other Plant closure costs	Cash	(230)	230	—	—
Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	5,431	720	(1,293)
Other contractual obligations	Cash	(1,700)	1,700	—	—
Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—
Accounts receivable	Non-Cash	(1,685)	854	676	(155)
Fixed assets	Non-Cash	(3,151)	2,995	4	(152)
Net intangible assets	Non-Cash	(29,184)	29,184	—	—

Total		$(50,916)	$47,913	$1,403	$(1,600)

NOTE D – SEGMENT INFORMATION

Inter-Tel follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also established standards for related disclosures about products and services and geographic areas.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS 131, is the Chief Executive Officer.

We view our operations as primarily composed of two segments: (1) telephone systems, telecommunications software and hardware, and (2) local and long distance calling services. These services are provided through the Company’s direct sales offices and dealer network to business customers throughout the United States, Europe, Asia, Mexico and Canada. As a result, financial information disclosed represents substantially all of the financial information related to the Company’s two principal operating segments. Results of operations for the local and long distance calling services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.

In addition to the two primary segments discussed above, the Inter-Tel.NET operations/investment, Inter-Tel’s former IP long distance subsidiary, is separately disclosed as a business segment through June of 2002. On July 24, 2001, Inter-Tel agreed to sell 83% of Inter-Tel.NET to Comm-Services Corporation. As a result, since July 24, 2001, we have accounted for the remaining 17% Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel’s 17% investment in Inter-Tel.NET/Comm-Services was converted to approximately 10% of Vianet stock. Inter-Tel assessed the value of this investment at March 31, 2002 and wrote-down this investment by $600,000. Inter-Tel assessed the value of this investment again at June 30, 2002 and wrote-down this investment by another $600,000. In February 2003, we executed an agreement with Vianet (See Note C) and the vendor releasing Inter-Tel from its guarantee of any and all of these obligations, and Inter-Tel and Vianet released the vendor from claims arising from the failure of the network equipment and software previously leased. As part of this agreement, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, in exchange for the release of the remaining collateral and as payment of the loan. Inter-Tel will account for the remaining 10% investment in Vianet (formerly Comm-Services) using the cost method of accounting.

For the quarters and nine months ended September 30, 2003 and 2002, we generated income from business segments, including income from a litigation settlement and losses from our investment in Inter-Tel.NET/Vianet for 2002, as follows:

	Three Months Ended September 30, 2003
					Resale of
					Local and
			Subtotal		Long
(In thousands, except per share	Principal	Litigation	Principal	Inter-Tel.NET	Distance
amounts)	Segment	Settlement	Segment	/Vianet	Services	Total

Net sales	$84,616	$—	$84,616	$—	$9,929	$94,545
Gross profit	45,777	—	45,777	—	3,467	49,244
Operating income	9,699	—	9,699	—	1,621	11,320
Interest and other income	309	—	309	—	42	351
Foreign currency transaction gains	5	—	5	—	—	5
Interest expense	(34)	—	(34)	—	—	(34)
Net income	$6,186	$—	$6,186	$—	$1,032	$7,218
Net income per diluted share	$0.23	$—	$0.23	$—	$0.04	$0.27
Weighted average diluted shares	26,865	—	26,865	—	26,865	26,865
Total assets	$298,087	$—	$298,087	$—	$16,590	$314,677
Depreciation and amortization	2,244	—	2,244	—	13	2,257

	Three Months Ended September 30, 2002
					Resale of
					Local and
			Subtotal		Long
(In thousands, except per share	Principal	Litigation	Principal	Inter-Tel.NET	Distance
amounts)	Segment	Settlement	Segment	/Vianet	Services	Total

Net sales	$88,842	$—	$88,842	$—	$7,823	$96,665
Gross profit	46,802	—	46,802	—	2,248	49,050
Operating income	10,680	—	10,680	—	1,036	11,716

	Three Months Ended September 30, 2002
					Resale of
					Local and
			Subtotal		Long
(In thousands, except per share	Principal	Litigation	Principal	Inter-Tel.NET	Distance
amounts)	Segment	Settlement	Segment	/Vianet	Services	Total

Interest and other income	369	—	369	—	42	411
Foreign currency transaction gains	73	—	73	—	—	73
Interest expense	(34)	—	(34)	—	—	(34)
Net income	$6,875	$—	$6,875	$—	$668	$7,543
Net income per diluted share	$0.26	$—	$0.26	$—	$0.03	$0.29
Weighted average diluted shares	26,033	—	26,033	—	26,033	26,033
Total assets	$259,720	$—	$259,720	$—	$12,200	$271,920
Depreciation and amortization	2,062	—	2,062		15	2,077

	Nine Months Ended September 30, 2003
					Resale of
					Local and
			Subtotal		Long
(In thousands, except per share	Principal	Litigation	Principal	Inter-Tel.NET	Distance
amounts)	Segment	Settlement	Segment	/Vianet	Services	Total

Net sales	$245,912	$—	$245,912	$—	$27,904	$273,816
Gross profit	134,609	—	134,609	—	8,959	143,568
Operating income	25,631	—	25,631	—	4,192	29,823
Interest and other income	1,115	—	1,115	—	111	1,226
Foreign currency transaction losses	(9)	—	(9)	—	—	(9)
Interest expense	(137)	—	(137)	—	—	(137)
Net income	$16,491	$—	$16,491	$—	$2,668	$19,159
Net income per diluted share	$0.63	$—	$0.63	$—	$0.10	$0.73
Weighted average diluted shares	26,291	—	26,291	—	26,291	26,291
Total assets	$298,087	$—	$298,087	$—	$16,590	$314,677
Depreciation and amortization	6,779	—	6,779	—	36	6,815

	Nine Months Ended September 30, 2002
					Resale of
					Local and
			Subtotal		Long
(In thousands, except per share	Principal	Litigation	Principal	Inter-Tel.NET	Distance
amounts)	Segment	Settlement	Segment	/Vianet	Services	Total

Net sales	$260,936	$—	$260,936	$—	$21,746	$282,682
Gross profit	136,303	—	136,303	—	6,275	142,578
Operating income	29,453	—	29,453	—	2,887	32,340
Interest and other income	1,254	15,516	16,770	(1,200)	110	15,680
Foreign currency transaction gains	273	—	273	—	—	273
Interest expense	(114)	—	(114)	—	—	(114)
Net income	$19,365	$9,496	$28,861	$(756)	$1,868	$29,973
Net income per diluted share (1)	$0.75	$0.37	$1.12	$(0.03)	$0.07	$1.17
Weighted average diluted shares (1)	25,715	25,715	25,715	24,331	25,715	25,715
Total assets	$259,720	$—	$259,720	$—	$12,200	$271,920
Depreciation and amortization	6,362	—	6,362	—	65	6,427

1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share when a net loss is recorded.

Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $265.6 million or 97.0% of total revenues, and $275.3 million or 97.4% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. Total revenues generated from U.S. customers totaled $91.8 million or 97.1% of total revenues, and $94.3 million or 97.5% of total revenues for the quarters ended September 30, 2003 and 2002, respectively. The Company’s revenues from international sources were primarily generated from customers located in the United Kingdom, Europe and Asia. In the first nine months of 2003 and 2002, revenues from customers located internationally accounted for 3.0% and 2.6% of total revenues, respectively. In the quarters ended September 30, 2003 and 2002, revenues from customers located internationally accounted for 2.9% and 2.5% of total revenues, respectively.

NOTE E – NET INVESTMENT IN SALES-LEASES

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

	September 30,	December 31,
	2003	2002

Lease balances included in consolidated accounts receivable, net of allowances of $1,936 in 2003 and $2,562 in 2002	$8,909	$6,470
Net investment in sales-leases:
Current portion, net of allowances of $757 in 2003 and $516 in 2002	16,318	13,344
Long-term portion, includes residual amounts of $592 in 2003 and $518 in 2002, net of allowances of $1,828 in 2003 and $1,411 in 2002	29,333	24,692

Total investment in sales-leases, net of allowances of $4,521 in 2003 and $4,489 in 2002	54,560	44,506
Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $12,095 in 2003 and $11,125 in 2002	194,052	194,684

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$248,612	$239,190

Total allowances for entire lease portfolio (including limited recourse liabilities)	$16,616	$15,614

Reserve levels are established based on portfolio size, loss experience, levels of past due accounts and periodic, detailed reviews of the portfolio. Recourse on the sold rental payments is contractually limited to a percentage of the net credit losses in a given annual period as compared to the beginning portfolio balance for a specific portfolio of sold leases. While our recourse is limited, we maintain reserves at a level that we believe is sufficient to cover all anticipated credit losses. The aggregate reserve for uncollectible lease payments and recourse liability represents the reserve for the entire lease portfolio. These reserves are either netted from consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period:

	Nine Months Ended	Year Ended
(In thousands)	September 30, 2003	December 31, 2002

Sales of rental payments	$63,876	$83,141
Sold payments remaining unbilled at end of period	$206,147	$205,809

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report to Shareholders on Form 10-Q (“10-Q”) contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding our expectations, beliefs, intentions or strategies for the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The cautionary statements made in this 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Operating Results” below and elsewhere in this document.

Overview

Inter-Tel, incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, networking applications, presence management, collaboration, and messaging applications. We market and sell voice processing and unified messaging software, presence management applications, audio and web conferencing applications, call accounting software, Internet Protocol (“IP”) telephony software, computer-telephone integration (“CTI”) applications, local and long distance calling services through NetSolutions (our wholly-owned subsidiary), and other communications services. Our products and services include the Inter-Tel Axxess® and Inter-Tel Encore® business communication systems, with integrated voice processing and unified messaging systems, and e-commerce software. We also provide maintenance, leasing and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market System under the symbol “INTL.”

We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, including to divisions of Fortune 500 companies, large service organizations and governmental agencies. As of September 30, 2003, we had 51 direct sales offices in the United States and one in Japan, and a network of hundreds of dealers and VARs around the world that purchase directly from us. We also maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the United Kingdom and parts of Europe. In December 2002, we acquired Swan Solutions Limited, a research and development and software sales office in the United Kingdom.

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

The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these changes and requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products and applications. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of and enhancements to our Axxess and Eclipse 2 systems, including adding new applications, incorporating IP convergence applications and IP telephones into our product lines, developing Unified Messaging Software applications, developing speech recognition and text-to-speech applications, developing and enhancing call center applications, developing Unified Communications Software applications, and expanding the telecommunications networking package to include networking over IP and frame relay networks. We are currently focused on developing and enhancing the convergence applications for our Axxess system, enhancing our server-PBX offering, enhancing our unified communications applications, developing new IP endpoint technology and enhancing our call center applications.

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

Results of Operations

       The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.9	49.3	47.6	49.6

GROSS PROFIT	52.1	50.7	52.4	50.4
Research and development	6.0	5.0	6.0	4.9
Selling, general and administrative	33.6	33.3	35.1	33.9
Amortization of purchased intangible assets	0.5	0.3	0.5	0.3

OPERATING INCOME	12.0	12.1	10.9	11.4
Litigation settlement (net of costs except for taxes)	—	—	—	5.5
Interest and other income	0.4	0.4	0.4	0.5
Write-down of investment in Inter-Tel.NET / Vianet	—	—	—	(0.4)
Foreign currency transaction gains (losses)	0.0	0.1	(0.0)	0.1
Interest expense	(0.0)	(0.0)	(0.1)	(0.0)

Income before income taxes	12.3	12.6	11.3	17.0
Income taxes	4.7	4.8	4.3	6.4

Net income	7.6%	7.8%	7.0%	10.6%

     Net Sales. Net sales decreased 2.2% to $94.5 million in the third quarter of 2003 from $96.7 million in the third quarter of 2002, representing a decrease of $2.1 million. Sales from our direct sales offices decreased $3.8 million in the third quarter of 2003 compared to the third quarter of 2002. Sales from our DataNet, leasing and network services divisions decreased $2.2 million in the aggregate in the third quarter of 2003 compared to the third quarter of 2002. Sales from these divisions are closely linked to the sales of telephony products and services. These decreases were offset in part by increases of $2.1 million in sales from our long distance resale division, $873,000 in sales to our dealer network, and $529,000 in sales from our government and national accounts division, and $333,000 in sales from international sources in the third quarter of 2003, each as compared to the third quarter of 2002.

     The decrease in overall net sales for the third quarter of 2003 compared to the third quarter of 2002 was primarily attributable to lower volumes of systems sold as a result of economic conditions and increased competitive pressures. In some instances, to generate sales we decreased the prices of some telecommunications systems, products or applications, and we offered discounts and other competitive promotions which resulted in lower revenues from both our direct and indirect sales channels. Sales of communications systems were also adversely impacted by delayed buying decisions, particularly in our direct sales offices, resulting from relatively weak economic conditions affecting our industry. Sales to new customers declined during the third quarter of 2003, as recurring revenues to existing customers increased as a percentage of total sales.

     Sales from NetSolutions, our long distance resale division, represented our largest percentage sales increases in the third quarter of 2003 as compared to the third quarter of 2002. Sales from NetSolutions increased in the third quarter of 2003 by 26.9% compared to the third quarter of 2002, despite downward pricing pressure and significant competition. Increased sales volume allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base. Revenues from our network services agency division decreased 36.3% in the third quarter of 2003 compared to the third quarter of 2002, on lower sales volume and commissions on local and network services such as T-1 access, frame relay and other voice and data circuit services, due primarily to changes to terms and contract provisions in our agency agreement with a regional bell operating company. See Note D of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.

     Gross Profit. Gross profit for the third quarter of 2003 increased 0.4% to $49.2 million, or 52.1% of net sales, from $49.1 million, or 50.7% of net sales, in the third quarter of 2002. Gross profit increased 0.7% to $143.6 million, or 52.4% of net sales, in the first nine months of 2003 compared to $142.6 million, or 50.4% of net sales, in the first nine months of 2002. The increases in gross profit dollars and as a percentage of net sales (or gross margin), resulted from several different factors, including a higher proportion of recurring revenues from existing customers (including increased maintenance and services revenues as a percentage of total sales), higher software content in our products, continued cost containment efforts, product design improvements, component price reductions, efficiencies achieved in our installations in our direct sales offices, and efficiencies achieved with our manufacturing vendors, as well as efficiencies achieved from a higher percentage of orders placed through our website. These increases were offset in part by greater competitive pricing pressures and by pricing discounts or special promotions on telephone system and software sales and related equipment.

     During the third quarter of 2003, recurring revenues from existing customers in our direct sales and national and government accounts channels increased as a percentage of total sales from these same channels in the third quarter of 2002. Existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, support and hardware products during the third quarter of 2003. Our business communications platforms allow for system migration without the complete change-out of hardware, which enable us to offer enhancements and new solutions through software-only upgrades to our existing customers, which generally result in higher gross margins. In addition, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations. Accordingly, our gross margins improved in the third quarter of 2003 as a result of increased recurring revenues from existing customers.

     Sales from NetSolutions, our long distance resale subsidiary, increased by 26.9%, or $2.1 million, in the third quarter of 2003 as compared to the third quarter of 2002. Gross margins are generally lower in this division as compared to our consolidated margins. However, NetSolutions margins improved in the third quarter of 2003 relative to the third quarter of 2002, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. Sales from our network services division decreased 36.3% in the third quarter of 2003 compared to the third quarter of 2002. This division generally receives commissions on network services we sell as an agent for regional bell operating companies. Sales from this division carry little to no equipment costs and generated margins of 88.2% during the third quarter of 2003; therefore, the decrease in sales from this division partially offset the overall improvement of our consolidated gross margins. We cannot accurately predict future gross margins based on a number of factors, including competitive pricing pressures, sales of systems, software and services through different distribution channels, and the mix of systems, software and services we sell, as well as macroeconomic conditions.

     Research and Development. Research and development expenses for the third quarter of 2003 increased 17.4% to $5.7 million, or 6.0% of net sales, from $4.9 million, or 5.0% of net sales, for the third quarter of 2002. Research and development expenses increased 19.3% to $16.4 million, or 6.0% of net sales, in the first nine months of 2003 compared to $13.7 million, or 4.9% of net sales, in the first nine months of 2002. Included in research and development expenses in both the third quarter of 2003 and the third quarter of 2002 was amortization of patents totaling $55,000 in each period. The increase in research and development expenses was primarily attributable to our development of new convergence, presence, and collaboration applications, our development of new IP and digital endpoint technology, and the increase in engineering personnel following our acquisition of Swan in December 2002. In the third quarter of 2003, research and development expenses were directed principally toward the continued development of the AXXESS software and systems (including version 8.1), unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, presence management and collaboration applications, IP endpoint development, and CTI and IVR applications. We expect that research and development expenses will increase in absolute dollars as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Selling, general and administrative. In the third quarter of 2003, selling, general and administrative expenses, including amortization (see “amortization of goodwill and purchased intangible assets” below), decreased 0.8% to $32.2 million, or 34.1% of net sales, from $32.5 million, or 33.6% of net sales, in the third quarter of 2002. In the third quarter of 2003, selling, general and administrative expenses, excluding amortization, decreased 1.3% to $31.8 million, or 33.6% of net sales, from $32.2 million, or 33.3% of net sales, in the third quarter of 2002. Selling, general and administrative expenses decreased slightly in absolute dollars, but increased as a percentage of net sales. The decrease in absolute dollars in selling, general and administrative expenses during the third quarter of 2003 was due primarily to the lower volume of total net sales. The slight increase as a percentage of net sales was due in part to higher costs associated with selling expenses relative to 2002, higher insurance costs and professional fees, partially offset by lower expenses attributable to bad debts. In addition, higher relative sales through the Swan acquisition and sales in our long distance division led to higher selling expenses and commission costs in the first nine months of 2003 relative to total sales in the first nine months of 2002. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.

     Amortization of goodwill and purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of our fiscal year ended December 31, 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of September 30, 2003, no impairment of goodwill has been recognized. We face the risk that future goodwill impairment tests may result in charges to earnings.

     Amortization of purchased intangible assets included in operating expenses was $445,000 in the third quarter of 2003, compared to $269,000 in the third quarter of 2002. In addition, $55,000 of amortization was included in research and development expenses for the third quarter of 2003 and the third quarter of 2002. Amortization of purchased intangible assets included in operating expenses was $1.4 million for the nine months ended September 30, 2003, compared to $796,000 for the nine months ended September 30, 2002. An additional $166,000 of amortization was included in research and development expenses for the nine months ended September 30, 2003 and September 30, 2002. The increase in the amortization of purchased intangible assets for the third quarter and nine months ended September 30, 2003 compared to the same periods in 2002 was primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note C “Acquisitions, Dispositions and Restructuring Charges “ to the Condensed Consolidated Financial Statements.

     Litigation Settlement, Net of Costs Except Taxes. In May 2001, Inter-Tel entered into an agreement to submit to binding arbitration a lawsuit we filed in 1996. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a one-time gross cash award of $20 million in February 2002. Direct costs for attorney’s fees, expert witness costs, arbitration costs and estimated additional payments and expenses, totaled approximately $4.5 million in the first nine months of 2002, excluding income taxes, for a net award of approximately $15.5 million. The estimated net proceeds from this arbitration settlement were approximately $9.5 million after taxes, or $0.37 per diluted share for the nine months ended September 30, 2002.

     Interest and Other Income. Interest and other income in 2003 and 2002 consisted primarily of interest income and foreign currency transaction gains or losses, with the exception of an expense of $1.2 million related to the write-down of Inter-Tel’s investment in Inter-Tel.NET/Vianet in the first nine months of 2002. Income from interest and short-term investments in the first nine months of 2003 was down slightly compared to 2002 despite higher level of invested funds, due to lower yields on investments. Other changes in other income primarily reflected slightly lower net foreign currency transaction gains and losses of approximately $282,000 in the first nine months of 2003 compared to the first nine months of 2002. Interest expense in the first nine months of 2003 increased $23,000 compared to the first nine months of 2002.

     Income Taxes. Inter-Tel’s income tax rate was 38.0% for both the third quarter of 2003 and the third quarter of 2002. Inter-Tel currently expects the full-year 2003 tax rate to be comparable to the tax rate effective for the third quarter of 2003.

     Net Income. Net income for the third quarter of 2003 was $7.2 million ($0.27 per diluted share), compared to net income of $7.5 million ($.29 per diluted share) in the third quarter of 2002. Net income for the nine months ended September 30, 2003 was $19.2 million ($0.73 per diluted share), compared to net income of $30.0 million ($1.17 per diluted share) for the nine months ended September 30, 2002, including the 2002 litigation settlement. Excluding the 2002 litigation settlement, we reported net income of $20.5 million ($0.80 per diluted share) in the first nine months of 2002.

     Net income decreased 4.3% for the quarter ended September 30, 2003 compared to same period in 2002, primarily attributable to lower sales and higher research and development costs. The decrease in net income for the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily attributable to the litigation settlement award received in 2002, lower net sales and higher research and development costs.

Inflation/Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. International procurement agreements have traditionally been denominated in U.S. currency. The potential expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and other parts of Asia could result in higher international sales as a percentage of total revenues; however, international revenues do not currently represent a significant portion of our total revenues.

Liquidity and Capital Resources

     At September 30, 2003, cash and equivalents and short-term investments totaled $142.5 million, an increase of approximately $16.6 million from December 31, 2002. We maintain a $10 million unsecured, revolving line of credit with Bank One, NA that is available through June 1, 2004. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. During 2003, we used part of the credit facility primarily for a standby letter of credit relating to a facility lease, and at September 30, 2003, $9.5 million was available on this line. Our cash balances may be used for acquisitions, strategic alliances, working capital, dividends and other general corporate purposes.

     Net cash provided by operating activities totaled $19.4 million for the nine months ended September 30, 2003, compared to $56.1 million for the same period in 2002. Cash provided by operating activities in the first nine months of 2003 was primarily the result of cash generated from profitable operations, including non-cash depreciation, provisions for losses and amortization charges. Cash provided by operating activities in the first nine months of 2002 was primarily the result of cash generated from operations, as well as the receipt of a gross cash award of $20 million (net award of $15.5 million before income taxes) in settlement of a dispute submitted to binding arbitration. Cash used for changes in operating assets and liabilities in the first nine months of 2003 was $25.7 million primarily from higher income taxes receivable, accounts receivable and increased investment in sales-leases, as well as reduced accrued expenses, compared to cash provided by operating assets and liabilities of $11.2 million for the same period in 2002. In the future, we may need to expend additional working capital for increased accounts receivable and inventories to expand sales through our direct sales offices, dealer network and government and national accounts divisions.

     Net cash used in investing activities totaled $32.1 million for the nine months ended September 30, 2003 compared to $28.9 million for the nine months ended September 30, 2002. In 2003, we have invested higher levels of cash in short-term investments; accordingly, net cash used in the purchase of investments during the nine months ended September 30, 2003 and September 30, 2002 was $141.9 million and $18.1 million, respectively, offset in part during each period by maturities and sales of short-term investments of $113.7 million and $2.0 million, respectively. During the first nine months of 2003, we expended $267,000 for acquisitions compared to the first nine months of 2002, when net cash used in acquisitions totaled approximately $7.9 million. In the first quarter of 2003, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, as payment of a loan in connection with the sale of 83% of our interest in Inter-Tel.NET, and in exchange for the full release of our guarantee of vendor obligations. During the first nine months of 2003, approximately $5.2 million was used to acquire additional property and equipment, compared to $5.1 million for the same period in 2002. We anticipate incurring additional capital expenditures during the remainder of 2003, principally relating to expenditures for equipment and management information systems used in our operations.

     Net cash provided by financing activities totaled approximately $1.2 million in the nine months ended September 30, 2003, compared to cash provided by financing activities of $3.1 million for the same period in 2002. Net cash provided by the exercise of stock options and from stock issued under the company’s employee stock purchase plan totaled $3.7 million and $5.0 million during the first nine months of 2003 and 2002, respectively, which was partially offset in each period by net cash used for dividends totaling approximately $2.2 million and $1.5 million, respectively. During the first nine months of 2003 and 2002, we reissued treasury shares through stock option exercises and issuances. In the nine-month period ending September 30, 2003, the proceeds received from these reissued treasury shares totaled more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings. In the nine-month period ending September 30, 2002, the proceeds received from these reissued treasury shares totaled less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a reduction to retained earnings.

     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals unbilled at September 30, 2003 and December 31, 2002 totaled $206.1 million and $205.8 million, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

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

     Revenue Recognition. We recognize revenue pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Revenue derived from sales of systems and services to end-user customers is recognized upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided.

     For shipments to dealers and other distributors, our revenues are recorded as products are shipped and services are rendered, because the sales process is complete. These shipments are primarily to third-party dealers and distributors, and title passes when goods are shipped (free-on-board shipping point). Long distance services revenues are recognized as service is provided.

     Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 101, as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The costs of systems installed under these sales-leases, net of residual values at the end of the lease periods, are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represent reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in long-term liabilities on our balance sheet for off-balance sheet leases.

     Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to historical, expected or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Our market capitalization relative to net book value, and

•	Significant negative industry or economic trends.

     When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased amortizing goodwill. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel performed the first of the required impairment tests for goodwill as of October 1, 2002 and determined that the carrying amount of goodwill was not impaired. Inter-Tel will perform the tests on an annual basis.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. At September 30, 2003, our allowance for doubtful accounts for accounts receivable was $11.2 million of our $54.9 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. At September 30, 2003, our inventory reserves were $7.0 million of our $19.5 million gross inventories. In the nine months ended September 30, 2003, our inventory reserve levels decreased compared to the reserve levels as of December 31, 2002 primarily as a result of scrapping inventory which had been previously fully reserved. Most of the scrapped inventory was either purchased in the Executone, McLeod or Convergent acquisitions, or consisted of other inventory identified as slow moving or obsolete, generally from older or refurbished legacy systems. If actual customer demand, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at September 30, 2003 management does not believe that the ultimate impact of various claims and pending litigation will have a materially adverse impact on the Company.

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not know what, if any, impact the investigations may have on the Company’s business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business. Nevertheless, the early nature of the investigations makes it difficult to determine whether a material adverse outcome is likely.

Factors That May Affect Future Operating Results

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of many risk factors including, without limitation, those set forth under “Factors That May Affect Future Results Of Operations” below. In evaluating Inter-Tel’s business, shareholders and prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

Risks Related to Our Business

Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the availability and cost of products and components from our suppliers; and

•	national and regional weather patterns.

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

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results will suffer if we do not significantly increase sales to new customers. For example, in the most recent quarter ended September 30, 2003, sales to new customers through our direct sales offices, Datanet division, network services and leasing divisions declined as a percentage of total sales, resulting in decreased net sales and operating income compared to the quarter ended September 30, 2002. Moreover, particularly in an environment of fluctuating interest rates, the timing and profitability of lease resales from quarter to quarter could impact operating results. Long distance and Datanet sales, which typically have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter and the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in sales and operating results on a quarterly basis.

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

Our future success largely depends on increased commercial acceptance of our Axxess system, Encore product, speech recognition, Interactive Voice Response, presence management, collaboration, and messaging products, and related computer-telephony products.

     Over the past 18 months, we introduced Unified Communicator, a web-based, speech-recognition, wireless PDA, and Wireless Application Protocol (WAP) software application for controlling and managing your calls, contacts and presence status; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; and several other telephony-related products. During the past 12 months, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the Application Platform, the Unified Communicator and related computer-telephony products, the Axxess system, Encore products, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

Our products are complex and may contain errors or defects that are detected only after their release, which may cause us to incur significant unexpected expenses and lost sales.

     Our telecommunications products and software are highly complex. Although our new products and upgrades are examined and tested prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers have in the past and may in the future discover program errors, or “bugs,” or other defects after new products and upgrades have been released. Some of these bugs may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards in place designed to minimize the number of errors and defects in our products, we cannot assure you that our new products and upgrades will be free of bugs when released. If we are unable to quickly or successfully correct bugs identified after release, we could experience the following, any of which would harm our business:

•	costs associated with the remediation of any problems;

•	costs associated with design modifications;

•	loss of or delay in revenues;

•	loss of customers;

•	failure to achieve market acceptance or loss of market share;

•	increased service and warranty costs;

•	liabilities to our customers; and

•	increased insurance costs.

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

Business acquisitions, new business ventures, dispositions or joint ventures entail numerous risks and may disrupt our business, dilute shareholder value and distract management attention.

     As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, some of which we have experienced and may continue to experience, including:

•	unanticipated costs and liabilities;

•	difficulty of assimilating the operations, products and personnel of the acquired business;

•	difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;

•	difficulties in maintaining customer relationships;

•	difficulties in servicing and maintaining acquired products, in particular where a substantial portion of the target’s sales were derived from our competitor’s products and services;

•	difficulty of assimilating the vendors and independent contractors of the acquired business;

•	the diversion of management’s attention from the core business;

•	inability to maintain uniform standards, controls, policies and procedures; and

•	impairment of relationships with acquired employees and customers occurring as a result of integration of the acquired business.

     In particular, in recent years our operating results were materially adversely affected by several of the factors described above, including substantial acquisition-related charges, operating losses or impairment losses from the Executone acquisition, Cirilium Corporation joint venture and Inter-Tel.NET operations. Refer to Management’s Discussion and Analysis and notes to the consolidated financial statements for additional information regarding these transactions.

     We completed four acquisitions during 2001 and 2002. During 2001, we acquired certain assets and assumed certain liabilities of Convergent Communication Services and Mastermind Technologies. During 2002, we acquired certain assets and assumed certain liabilities of McLeodUSA Integrated Business Systems and we acquired 100% of the stock of Swan Solutions Limited in the United Kingdom. These acquisitions are subject to risks and uncertainties including those indicated above.

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

     Our success depends upon our proprietary technology. We currently hold patents for twenty-two (22) telecommunication and unified messaging products and have also applied to the U.S. Patent and Trademark Office for fourteen (14) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

     Any patent, trademark or copyright that we own or have applied to own is subject to being invalidated, circumvented or challenged by a third party. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure that the protection of our proprietary rights will be adequate or that competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could be costly, absorb significant management time and harm our business.

     We are also subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to proceedings alleging that certain of our key products infringe upon third party intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from Avaya, one of our primary competitors, alleging that our Axxess business communications system and associated applications utilize inventions covered by certain of their patents. We are continuing the process of investigating this matter and we have made claims against Avaya for infringement of our patents. While we do not believe these matters, collectively, would have a material adverse impact on our financial position and future results of operations, the ultimate outcomes by their nature are uncertain.

     When any such claims are asserted against us, among other means to resolve the dispute, we may seek to license the third party’s intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure you that a license will be available on prices or other terms acceptable to us, if at all. Alternatively, we could resort to litigation to challenge such a claim. Litigation could require us to expend significant sums of cash and divert our management’s attention. In the event that a court renders an enforceable decision with respect to our intellectual property, we may be required to pay significant damages, develop non-infringing technology or acquire licenses to the technology subject to the alleged infringement. Any of these actions or outcomes could harm our business. If we are unable or choose not to license technology, or decide not to challenge a third party’s rights, we could encounter substantial and costly delays in product introductions. These delays could result from efforts to design around asserted third party rights or our discovery that the development, manufacture or sale of products requiring these licenses could be foreclosed.

Our IP network products may be vulnerable to viruses, other system failure risks and security concerns, which may result in lost customers or slow commercial acceptance of our IP network products.

     Inter-Tel’s IP telephony and network products may be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service that could harm our operations and revenues. In addition, we may lose customers if inappropriate use of the Internet or other IP networks by third parties jeopardizes the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network. In addition, user concerns about privacy and security may cause IP networks in general to grow more slowly, and impair market acceptance of our IP network products in particular, until more comprehensive security technologies are developed.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

•	PABX and converged systems providers, distributors, or resellers such as Alcatel, Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Mitel, NEC, NextiraOne, Nortel, Panasonic, Shoreline, Siemens, Toshiba, Vertical Networks and Vodavi;

•	large data routing and convergence companies such as 3Com and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	long distance services providers such as AT&T, MCI, Qwest and Sprint;

•	large computer and software corporations such as IBM, HP, Intel and Microsoft;

•	regional Bell operating companies, or RBOCs, cable television companies, IP Centrex service providers, and satellite and other wireless broadband service providers; and

•	Independent leasing companies that provide telecom equipment financing.

     These and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements. Strategic relationships and business combinations could increase our competitors’ ability to address customer needs with their product and service offerings.

     Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

•	develop and expand their product and service offerings more quickly;

•	offer greater price discounts or make substantial product promotions;

•	adapt to new or emerging technologies and changing customer needs faster;

•	take advantage of acquisitions and other opportunities more readily;

•	negotiate more favorable licensing agreements with vendors;

•	devote greater resources to the marketing and sale of their products; and

•	address customers’ service-related issues more adequately.

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors. In recent periods, due to competitive pressures we have discounted pricing on our telephone systems and offered promotions. In addition, we believe that there is likely to be further consolidation in our markets, which could lead to having even larger and more formidable competition and other forms of competition that could cause our business to suffer.

Our reliance on a limited number of suppliers for key components and our dependence on contract manufacturers could impair our ability to manufacture and deliver our products and services in a timely and cost-effective manner.

We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products through third-party subcontractors located in the United States, the People’s Republic of China, the United Kingdom and Mexico. Varian, Inc. currently manufactures a significant portion of our products at Varian’s Tempe, Arizona facility, including substantially all of the printed circuit boards used in the Axxess systems. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future.

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

     We derive a substantial portion of our net sales through our network of independent dealers. We face intense competition from other telephone, voice processing, and voice and data router system manufacturers for these dealers’ business, as most of our dealers carry other products that compete with our products. Our dealers may choose to promote the products of our competitors to our detriment. We have developed programs and expended capital as incentives to our dealers to promote our products, and we cannot assure you that these techniques will continue to be successful. The loss of any significant dealer or group of dealers, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.

Managing our international sales efforts may expose us to additional business risks, which may result in reduced sales or profitability in our international markets.

     We are currently expending resources to maintain and expand our international dealer network in the countries in which we already have a presence and in new countries and regions. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting our intellectual property, fluctuations in currency exchange rates, difficulty in collecting receivables, difficulty in staffing and managing foreign operations, and political and economic instability. In particular, the terrorist acts of September 11, 2001, the war in Iraq and continued turmoil in the Middle East and North Korea, have created an uncertain international economic environment and we cannot predict the impact of these acts, any future terrorist acts or any related military action on our efforts to expand our international sales. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales may not be offset by increased sales in the short term, or at all. Any of these risks could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country. In addition, the costs associated with developing an international dealer network may not be offset by increased sales in the short term, if at all.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to achieve our objectives.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe that we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. In addition, our operating results could be impaired if we lose a substantial number of key employees from acquisitions, as was the case in our acquisition of Executone. Moreover, our operating results could be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from McLeod, Swan, Mastermind and Convergent. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

We may be unable to achieve or manage our growth effectively, which may harm our business.

     The ability to operate our business in an evolving market requires an effective planning and management process. Our efforts to achieve growth in our business has placed, and is expected to continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. In addition, our ability to manage any potential future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. Furthermore, we expect that we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired.

The introduction of new products and services has lengthened our sales cycles, which may result in significant sales and marketing expenses.

     In the past few years, we introduced the Axxess ATM business communications system and multiple versions of our IP networking software, which are typically sold to larger customers at a higher average selling price and often represent a significant expenditure in communications infrastructure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer and along product lines. While our customers are evaluating our products before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. In addition, installation of multiple systems for large, multi-site customers may occur over an extended period of time, and depending on the contract terms with these customers, revenues may be recognized over more than one quarter, as systems are completed in separate phases and accepted by the customers. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

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

     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality and address software bugs. Over time, older versions of the software become less supported by our vendors for financial and other reasons and eventually become obsolete. Oracle, the primary supplier of our third-party applications, provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While Oracle and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straight-forward as possible, we are subject to risks associated with the process. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. We also cannot assure you that these software upgrades or enhancements will operate as intended or be free from bugs. We upgraded our Oracle applications during the fourth quarter of 2002 and expect to affect similar software upgrades in the future. If we are unable to successfully integrate the new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.

Our stock price has been and may continue to be volatile, impairing your ability to sell your shares at or above purchase price.

     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements of developments relating to our business;

•	fluctuations in our operating results;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or our forecasts of future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	threats of or outbreaks of war, hostilities or terrorist acts;

•	developments relating to our intellectual property rights and the intellectual property rights or third parties;

•	litigation or governmental investigations of our business practices;

•	changes in our relationships with our customers and suppliers; and

•	national and regional weather patterns.

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

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has not provided Inter-Tel with a description of the evidence on which the investigations are based.

     Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business.

     Inter-Tel is also subject to litigation in the ordinary course of business. We cannot assure you that any adverse outcome in connection with such litigation would not impair our business or financial condition.

The Chairman of our Board of Directors, CEO and President controls 20.4% of our Common Stock as of November 3, 2003 and is able to significantly influence matters requiring shareholder approval.

     As of November 3, 2003, Steven G. Mihaylo, Inter-Tel’s Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 20.4% of the existing outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

Risks Related to Our Industry

Reductions in spending on enterprise communications equipment may materially and adversely affect our business.

     The overall economic slowdown has had and continues to have a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs. The market for enterprise communications equipment may only grow at a modest rate or possibly not grow at all, and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.

The emerging market for IP network telephony is subject to market risks and uncertainties that could cause significant delays and expenses.

     The market for IP network voice communications products is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will become widespread. Even if IP voice networks become more widespread in the future, we cannot assure that our products, including the IP telephony features of the Axxess systems and our IP endpoints and related applications, will successfully compete against other market players and attain broad market acceptance.

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

     The Company also maintains short-term investments, which are all classified as available for sale, and have been recorded at fair value, which approximates cost. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities and money market mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. These instruments are rated A or higher by Standard & Poor’s

Ratings Group, or equivalent. The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we are not subject to significant interest rate risk.

LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our Total Solutions program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental payment streams under the leases. Upon the sale of the rental payment streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience, past due accounts and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See “Liquidity and Capital Resources” and “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis for more information regarding our lease portfolio and financing.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS—Not Applicable

ITEM 3. DEFAULTS ON SENIOR SECURITIES—Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—Not Applicable

ITEM 5. OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, in connection with the Company’s annual meeting of shareholders, if a shareholder of the Company fails to notify the Company at least 45 days prior to the date of mailing of the prior year’s proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company’s annual meeting of shareholders, without any discussion of the matter in the proxy statement. Since the Company mailed its proxy statement for the 2003 annual meeting of shareholders on March 21, 2003, the deadline for receipt of any such shareholder proposal for the 2004 annual meeting of shareholders is February 5, 2004.

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

On October 21, 2003, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 12 (Results of Operations and Financial Condition) to report our Press release dated October 20, 2003 announcing GAAP and non-GAAP results for the fiscal quarter ended September 30, 2003, and comparing such results with the results for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL, INCORPORATED

November 14, 2003	/s/ Steven G. Mihaylo

Steven G. Mihaylo Chairman of the Board, Chief Executive Officer and President

November 14, 2003	/s/ Kurt R. Kneip

Kurt R. Kneip Sr. Vice President and Chief Financial Officer