Form 10-K
period 2003-12-31
INTER TEL INC
filed 2004-03-15
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number:
December 31, 2003	0-10211

INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994

1615 S. 52nd Street
Tempe, Arizona 85281
(480) 449-8900

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(25,626,871 shares outstanding as of March 5, 2004)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - [X].

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of Inter-Tel’s Common Stock reported on the Nasdaq National Market System on June 30, 2003 was approximately $417.0 million. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

Selected portions of Item 10, and Items 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement relating to its 2004 Annual Meeting of Shareholders. The Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Shareholders will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2003.

INTER-TEL, INCORPORATED
2003 FORM 10-K ANNUAL REPORT

     PART I

ITEM 1. BUSINESS

The Company

     This Annual Report to Shareholders on Form 10-K (“10-K”) contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The cautionary statements made in this 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Factors That May Affect Future Operating Results” below and elsewhere in this document. In evaluating the Company’s business, shareholders and prospective investors should consider carefully the following factors in addition to the other information set forth in this document.

     Inter-Tel, incorporated in 1969, is a single point of contact, full-service provider of converged voice and data business communications systems; related networking applications; and presence management, collaboration, and messaging applications. Our diverse suite of applications includes unified communications; voice processing and unified messaging software; audio, video and Web conferencing applications; workgroup and call center management solutions; Internet Protocol (IP) telephony software; Computer Telephony Integration (CTI) applications; and other communications services. Our communications platforms include Inter-Tel Axxess® and EncoreCX® business communication systems. We also provide managed services such as, local and long distance calling services; networking; maintenance; leasing; and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market under the symbol “INTL.”

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 5, 2004, we had fifty (50) direct sales offices in the United States, one (1) in Japan, and a network of hundreds of dealers and VARs primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in Japan and Mexico. We also maintain a research and development and software sales office in the United Kingdom.

PRODUCTS AND SERVICES

     Inter-Tel is focused on the enterprise telecommunications market and has a track record of technological innovation and leadership. Inter-Tel serves business enterprise customers, such as manufacturers, healthcare providers, the automotive industry, financial institutions, government agencies, non-profit organizations and other service organizations with value-driven solutions. Our core products include converged business communications systems supporting scalable networked installations, IP telephony products and services, audio, video and Web conferencing solutions, computer telephony applications, unified messaging and voice processing software.

     Inter-Tel addresses current industry-standard terminology by categorizing its software and endpoints under the following four technology categories: Infrastructure, Presence, Collaboration and Messaging.

     We also offer a complete line of managed services, including custom development, local and long distance calling services, network design and implementation services, maintenance services, leasing and support services. In addition, we resell peripheral data and telecommunications products.

Infrastructure

     Axxess® Converged Communications Platform

     Designed for business enterprises, the Axxess converged communications platform provides tightly integrated voice processing, IP telephony functionality and transparent networking throughout an organization. With an Inter-Tel converged system, our customers can network up to 63 systems together with full-feature transparency, allowing customers to choose between traditional T-1 lines, frame relay, managed bandwidth or the Internet to network sites. Our commercially available systems support up to 40,000 ports, which enables flexible growth options up to this level.

     The Axxess platform incorporates open interfaces, employs the standard programming languages C++ and JAVA, and is built on a computer telephony interface, which enables the seamless integration of Computer Telephony (CT) applications, development and customization. The modular platform can be tailored around the way an organization does business with the flexibility to modify the solution with growth or change.

     Our converged system combines Internet Protocol (IP), digital, analog and wireless into a single platform—giving our customers a choice of technologies based on their organizations’ needs. Whether our customers want to blend traditional and IP solutions or deploy full IP solutions, Inter-Tel offers a collection of applications and endpoints that enable them to benefit from IP telephony. The distributed architecture enables the connectivity of several phones in an office, of hundreds of phones in a building or on a campus, for remote and telecommuting associates, or even for geographically-dispersed offices. All advanced features of the Axxess system, such as Automated Call Distribution (ACD) hunt groups, call center applications, paging zones, centralized attendants and tightly integrated voice mail, remain in place even when an organization is networking over IP.

     By using IP-based endpoints and data networks, our customers can connect their local employees, remote staff and satellite offices as if they were all located in a single site. Our IP phones enable remote users to have access to advanced features, such as transferring calls, conferencing, accessing voice mail, record-a-call and more. Even call center agents working off-site do not sacrifice functionality. They can be members of ACD hunt groups or call routing patterns, and supervisors can monitor their calls as if they were in the same office. Additionally, our IP phones eliminate the need for a separate phone system in geographically dispersed locations.

     Inter-Tel’s IP Resource Card (IPRC) allows our customers to transparently network their locations over IP or Frame Relay networks. The IPRC is a multipurpose card for IP-based communications. Controlled through software, the IPRC can be used to network multiple locations without the need for a separate gateway, to connect IP endpoints or to connect remote IP gateways. In November 2003, Inter-Tel incorporated numerous enhancements to the IPRC. The IPRC now supports up to 32 IP devices, effectively doubling the capacity of each modular slot within the chassis.

     As businesses move toward the converged communications model, a common concern remains—how best to leverage existing hardware and software. Connectivity protocols—SIP (Session Initiation Protocol) in particular—provide the architecture of how infrastructure and applications connect. SIP’s primary role is that of a communications path—connecting diverse communication tools together so that they can “speak” to each other. SIP enables simple, flexible connectivity that allows infrastructures, applications and endpoints to interact in a standard manner.

     Standards-based convergence solutions enable businesses to maintain their current communications investments during transition to the converged model. The open nature of SIP presents interoperability opportunities that make transport and connectivity transparent. SIP provides immediate impact and enhancement to existing communications platforms, leveraging the benefits of today’s integrated applications.

     Inter-Tel’s convergence approach to communications enables us to deliver dynamic, blended, custom-tailored communications solutions that address unique enterprise needs.

  Standards-based Architecture

     Inter-Tel’s CT Enablers, Open Architecture Interface (OAI), TAPI Service Provider, Intel/Dialogic CT-Connect interface and Computer Supported Telephony Application (CSTA) Service Provider, allow for smooth integrations with “off-the-shelf”, shrink-wrapped applications or custom developed software packages that help organizations increase customer satisfaction and employee productivity.

     Open Architecture Interfaces allow our converged systems to easily integrate with off-the-shelf or custom software applications. There are two types of Open Architecture Interfaces: Desktop OAI and System OAI. The flexibility of our open platform allows for seamless integration of CT applications, customization and development, which protect our customers’ investments as technology evolves and their needs change.

     Inter-Tel’s support for industry standards, such as CSTA, TAPI and Intel/Dialogic CT-Connect allow our Converged Communications Systems to integrate with Customer Relationship Management (CRM) database software applications in order to maximize telephony features such as screen pops, outbound dialing, etc.

     Inter-Tel is committed to developing standards-based IP telephony solutions. In the first quarter of 2003, Inter-Tel introduced support of Media Gateway Control Protocol (MGCP) and Session Initiation Protocol (SIP) in our Axxess communications platform. SIP and MGCP are industry-standard protocols for transmitting voice over IP networks. Through our support of these two standard protocols, Axxess can interoperate with other industry-standard devices such as SIP and MGCP gateways for converting IP voice calls to standard telephone lines, and for using standard SIP telephones as extension numbers on the system. Support of SIP also allows our Axxess system to interoperate with public SIP networks and services like MSN Passport and to use Microsoft® Messenger as an extension number on the system.

     Inter-Tel adopted several other standard protocols this year as well, including IEEE standards, such as 802.11b and 802.3af. Inter-Tel’s adoption of 802.11b enables our customers to access system features from devices, such as the Inter-Tel Model 8601 SIP SoftPhone for Pocket PC or Models 8664 and 8665 wireless endpoints, while they’re mobile within their enterprise’s 802.11b network. The IEEE standard 802.3af enables customers to implement power over Ethernet, eliminating the need for customers to supply power to their IP phones at their desktops.

     This year, Inter-Tel incorporated other enabling technologies as well, such as Wireless Application Protocol (WAP) and ActiveX, which format the Web experience for various end-user tools. Additionally, Inter-Tel continued to develop products that leverage LDAP, a protocol for accessing database information in a standard format, as well as adopted .NET, Microsoft’s development framework.

     Standards-based convergence solutions enable businesses to maintain their current communications investments during their transition to the converged model. Our future product strategy is focused on continuing to provide support for these and other industry-standard interfaces.

  Endpoints

     Tightly integrated with the Axxess converged platform, our suite of IP systems, software and digital endpoints deliver exceptional voice quality, powerful features and intuitive interfaces. Whether our customers have associates onsite, mobile, or working from remote locations, our endpoints help them to perform their functions with continuity.

     Inter-Tel added several new IP endpoints to its suite in December 2003. Our powerful, IP endpoints connect local employees, remote staff and satellite offices as if they were all in the same building. Inter-Tel’s IP endpoints are available in two modes: Axxess® IP mode or SIP mode. Axxess IP mode enables an IP endpoint access to the features and functionality of a traditional Inter-Tel endpoint. Implementing SIP mode allows an enterprise to access the Shared Extension feature, which allows multiple endpoints to use the same extension number on the Axxess converged system. Incoming calls to a shared extension are sent to SIP endpoints simultaneously; offering customers dynamic mobility when they’re away from their main desks. Additionally, SIP mode enables IP endpoints to interoperate with third-party SIP solutions. Inter-Tel’s diverse suite of IP endpoints include advanced functionality and one-touch access to frequently used features.

     Inter-Tel also released wireless solutions, such as the Models 8664 and 8665, in early 2004, as well as Inter-Tel’s Model 8601 SIP SoftPhone for Pocket PC, in 2003. Users can receive and initiate calls and access features and messages from these handheld devices, while mobile within an 802.11b wireless network.

     Additionally, Inter-Tel’s Model 8690 multi-protocol, multimedia endpoint (released in March 2004) is designed to enable users to access systems features and integrated Unified Communicator software, as well as manage messages via a touch-screen. Model 8690 was designed to allow users to initiate, hold, transfer and conference calls with the soft phone interface. The Integrated Unified Communicator software was designed to enable users to control their presence and availability status, monitor the status of coworkers, speed-dial contacts, conference associates and clients, and view call history and messages.

     Inter-Tel offers several software-based endpoint solutions that increase the productivity and enhance the communications of mobile and remotely-based employees. Whether our customers are deploying IP or traditional telephony, our soft phones give users control of the features and functionality of the Axxess system on desktop PCs or laptops. Users can initiate, answer, transfer, conference and forward calls and more—all with the click of a mouse.

     To complement our Axxess converged system, Inter-Tel offers a variety of fully-featured digital endpoints to suit most organizations’ needs. Our digital phones deliver exceptional voice quality, advanced digital features and a range of programmable keys for high-speed, high-quality call processing. The user-friendly, liquid crystal displays (LCDs), with up to 6-by-16 characters, lead users through system features and capabilities—serving as built-in user guides. Menu-driven, one-touch “soft keys” allow users to reduce the time it takes to initiate and receive calls, retrieve messages, leave messages and access features.

Presence Tools

     Inter-Tel’s Presence tools enable our customers to control how, when and where they communicate. Since many enterprises have multiple locations or campuses, and require their employees to be connected while mobile, the ability to control and view information about individuals’ availability is important. Inter-Tel’s Presence tools, such as Unified Communicator® software, Connection Assistant™ and Enterprise™ Instant Messaging, facilitate communications among individuals and groups and can convey the individual’s availability, location and the tools currently available to him or her. These tools also allow employees to have communications controlled or enhanced on his or her behalf—streamlining the communication process. Businesses can use presence tools most appropriate to enterprise goals. Users can stay connected to geographically separated associates, customers, partners and vendors, creating a virtual enterprise.

Collaboration Tools

     Inter-Tel’s Collaboration tools enable real-time interaction among two or more people. A business and its resources face many challenges in the pursuit to share ideas, exchange pertinent information, make critical business decisions and respond to customer needs. Connectivity offers our customers’ enterprises better collaboration with their distributed work forces, partners, suppliers and customers. Inter-Tel provides many tools that enable businesses to collaborate cost-effectively and easily, such as Enterprise™ Conferencing, Enterprise™ Instant Messaging, Call Center Suite and Connection Assistant™.

Messaging Tools

     Messaging Tools facilitate the exchange of information between people and locations. Enterprises need to be able to respond uniquely to employees, suppliers, partners and customers, as well as offer 24/7 coverage to capture incoming requests from external sources. Inter-Tel’s Messaging tools, such as Enterprise™ Instant Messaging, Enterprise™ Conferencing, Unified Messaging and Voice Processing, can address the challenges faced by enterprises with distributed resources and customers across state, national and international boundaries. Complex information can be exchanged via video or through graphics instead of voice. Inter-Tel offers flexible choices to provide channels of communication no matter the time of day or geographic location.

Inter-Tel’s Complete Suite of Presence, Collaboration & Messaging Tools (Business Applications for the Enterprise)

     As an integral part of our Managed Services offerings, Inter-Tel provides an extensive lineup of applications designed for business use, enhanced productivity and operational performance. Inter-Tel’s applications can facilitate audio conferencing and real-time document sharing; automate repetitive tasks, enable call handling tasks from a personal computer (PC), generate historical and real time call statistics, enable intelligent call routing, manage communications via Web browser or Wireless Application Protocol (WAP) device and more. Specific applications are highlighted in additional detail below.

     Enterprise™ Conferencing

     Released in October 2003, Enterprise Conferencing is a SIP-based audio conferencing and Web presentation solution. This collaboration tool features an intuitive, browser-based control interface, which allows users to create and manage conferences, meetings, training sessions and more. Call leaders can navigate the interface to perform various tasks using drop-down menus, type-in text fields and check boxes. Users can initiate and set-up a variety of conference calls such as ad hoc, reoccurring or one-time only. Once a conference is set up, call leaders can e-mail an invitation to conference participants, containing all of the necessary information for a hassle-free conference. When a conference is in progress, the leader has control over each call participant. Call control buttons allow the call leader to mute, hold and drop each participant or the collective group of participants.

     Enterprise Conferencing also allows users to instantly set-up presentations, web-based seminars or training sessions that require little coordination. Call leaders can present information to fellow co-workers, customers or vendors, allowing customers to reduce travel expenses.

     Enterprise™ Instant Messaging

     Also released in October 2003, this browser-based instant messaging (IM) tool for the business environment seamlessly integrates with Inter-Tel’s Enterprise Conferencing, creating a powerful solution. The intuitive user interface enables users to create a list of contacts or groups to communicate more efficiently. From the same interface, users can send e-mails or conduct business chat sessions, as well as send documents to quickly address changing business situations. This solution enables busy employees to better manage their work flows and respond to imperative business matters. When integrated with Enterprise Conferencing, users can quickly escalate IM sessions into conference calls and Web presentation sessions.

     Unified Communicator® v2.1 Software/SIP Server v1.1

     In July 2003, Inter-Tel released Unified Communicator v2.1 software, which provides our customers with control of their endpoints through multiple user interfaces including speech recognition, touch-tone, PC Web browser and WAP devices. Unified Communicator provides users with a powerful set of tools designed to enhance the control and flexibility of the desktop environment. Users can manage their presence by controlling how and where they can be reached—routing calls to their current location, or by forwarding calls to a specified number. They can access their personal address book and the System Directory, control availability and location, check availability of colleagues and initiate calls from a Web browser or WAP-enabled device. Our mobile customers can manage communications through speech recognition or with a touch-tone phone if a Web browser is unavailable. In 2003, Inter-Tel combined the Unified Communicator and the SIP Server to provide an integrated SIP and presence management platform.

     Applications Platform: IVR

     Inter-Tel’s Applications Platform is a scaleable, flexible platform that enables the customization of applications according to the specific needs of an organization. It includes a signaling and services engine, plus a graphical service creation environment. Inter-Tel’s Interactive Voice Response (IVR) integrates computer, telephony, Automatic Speech Recognition (ASR) and Text-To-Speech (TTS) capabilities, and allows for customization for different types of environment. Inter-Tel’s IVR platform includes a starter pack with two IVR applications for general business purposes, and can be expanded or customized. Our customers have the choice of having their custom applications developed by an authorized Inter-Tel reseller or engaging Inter-Tel’s Custom Solutions group.

Interactive Voice Response can be deployed as a front-end to Automatic Call Distribution (ACD) systems, which can ask questions that help routing and enable more intelligent and informed call processing. By using IVRs as front-ends, recordings can be used for repetitive messages, and transactions can even be performed without involving customer service personnel.

     Connection Assistant™

     Released in April 2003, Connection Assistant enables work group members to receive screen pops of key client or customer information, applications, and Web applications, designed to enable individuals to provide personalized service and enhance productivity levels. Work group members can receive call notes from their group members, automatically displaying pertinent customer and account information. Connection Assistant also provides group members with the ability to view the programmed status of any colleague. Call control buttons allow users to quickly call colleagues, pickup inbound calls and perform blind or screened transfers. Additionally, Connection Assistant provides users with flexible control of their extensions to better manage communications. Using a rules-based system, users can assign actions to specific events occurring at their extensions. Associates can divert unidentified calls at a particular time or from a specific number to another extension or to voice mail.

     Call Center Suite

     Call Center Suite is a collection of modular CT software applications that help businesses optimize call center and workgroup performance. Whether an organization has a department workgroup environment with extensions or a call center with agents at a single or multiple locations, Call Center Suite offers a variety of solutions. Combined with a flexible infrastructure, the suite of applications encompasses Management Tools for reporting and activity monitoring, plus Agent and Workgroup Tools to aid in increasing productivity and delivering consistent customer service.

     Attendant Console

     Inter-Tel’s Attendant Console, provides attendants and employees with knowledge of station and hunt group status, such as Do-Not-Disturb messages, forwarding information and busy or available status. The unique user-friendly interface allows users to view the real-time status of employees, enabling them to process calls quickly via touch screen, mouse or keyboard.

     Voice Processing

     Integrated with the Axxess Converged Communications Platform, our Voice Processing software provides an automated attendant to guide callers to the person or information they need. This “electronic employee” answers incoming calls, transfers calls, records messages, screens calls and returns calls using caller identification software. The Voice Processing software provides Call Routing Announcements, voice mail, the ability to record a call and various call handling functions. Additionally, voice mail messages can be retrieved using the Voice Processing software from any location using a touch-tone phone. Inter-Tel offers Voice Processing in two varieties—embedded in the chassis and in an external server.

     Unified Messaging

     Designed to run in a Microsoft® Windows® environment, our Unified Messaging software combines e-mail, voice mail and fax into a single, mail management program. Depending on the level of integration our customers choose, messages are either converted to standard file formats, or seamlessly integrated so that users can view, access and process messages through a variety of devices, including Microsoft’s Exchange messaging application, Lotus Notes and cc:Mail and Novell’s GroupWise, as well as other Internet mail applications.

Small Business Communications Systems

     EncoreCX

     In the fourth quarter of 2003, Inter-Tel launched EncoreCX, a converged voice and data telephone system designed for businesses with up to 40 employees, or large residences. The EncoreCX includes feature-rich telephones that have a large intuitive display. The flexible EncoreCX system allows our customers to integrate a mix of standard analog devices, such as cordless telephones and fax machines. In addition, EncoreCX can be programmed and maintained remotely, minimizing the costs associated with on-site technician visits. The EncoreCX is targeted for retail or small business, multi-branch businesses, or even home-based businesses.

Other Services and Products

     Inter-Tel offers a broad range of products and a complete and comprehensive Managed Services program that incorporates advanced technologies while providing customers a single source provider and designed to cost-effectively fulfill their business communications needs. The Inter-Tel Managed Services program offers business solutions for professional services, provisioning and facilities management, and custom development services.

     We couple this solution-oriented approach with a high level of customer service and support and a commitment to quality throughout our operations. Our business communications systems are integrated with our integrated computer-telephone applications and include voice mail, auto attendant, unified messaging, call center applications, Interactive Voice Response (IVR), wireless applications, Automatic Call Distribution (ACD), long distance and networking services, together with a variety of other communications applications.

     Because of the modular design of our systems and the high level of software content in our products, customers can readily increase the size and functionality of their systems as their needs change by adding new services, software and hardware applications, or by upgrading to new systems or advanced versions of their existing systems.

     We believe our customers prefer to purchase business communications systems and services from a single-source because of the convenience, consistency of service, ease of upgrade, availability of financing alternatives and confidence in the performance of integrated systems and services all incorporated into a total managed services solution package.

     Network, Local and Long Distance Services

     Through our subsidiary, Inter-Tel NetSolutions, we resell a variety of telecommunications services, including local communications services, domestic and international long distance services, calling card services, 800 services, dedicated data services, Internet, frame-relay and voice and video conferencing, disaster recovery solutions, and network monitoring and management. We resell these services through our agreements with major U.S. long distance carriers. These services are then billed to the end-user customer by Inter-Tel NetSolutions.

     Through our subsidiary, Inter-Tel Network Services Agency (INSA), we sell services as an Agent of various Regional Bell Operating Companies (RBOCs) and Competitive Local Exchange Carriers (CLECs). These services include primarily local communications services, data services and Internet access. These services are billed to the end user by the Local Exchange Carrier (LEC) or CLEC, providing they and INSA receive compensation from the provider for marketing these services.

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

     Networking Technologies Integration

     Inter-Tel DataNet designs, installs and supports an integrated, comprehensive solution for our customers’ complex data and telecommunications networks, from local area networks, or LANs, to geographically dispersed wide area networks, or WANs.

     By forming relationships with major manufacturers of hardware and software technologies, Inter-Tel provides the routers, ATM, LAN and WAN switches, wire-less WAN connections, file servers, intelligent hubs and other devices required for the customer’s intranet or for access to the Internet. We offer pre-sale design support, project coordination for implementation, and installation support on our full line of server-based telephony products and IP telephony products and services.

     Custom Professional Services and Solutions

     Inter-Tel Custom Solutions (ICS) is an Inter-Tel division that delivers professional services to our customers a variety of custom IVR and CT solutions built with our industry-leading software and hardware products. ICS can also customize CT applications and extend the capabilities of existing Inter-Tel converged platforms and Call Center Suite installations, as well as assist in the integration of third-party hardware and software that may be required to deliver complete call center telephony solutions.

     ICS is also a resource for pre-sales help, specifying and selling the Inter-Tel Applications Platform, or IVR product line, the foundation on which both ICS and our channel partners can deploy flexible and customized speech-enabled IVR solutions for market sectors and business applications. Additionally, the ICS team provides support and coordination of on-site installations and/or remote installation support, as well as comprehensive sales engineering and sales support services for all of the above, including customer calls, visits and videoconferences, product demonstrations, request for proposal and requirements analysis, functional specification development, quotations and full sales cycle support.

     Leasing Services

     Inter-Tel offers its Total Solutions (formerly TotaLease) program through our subsidiary, Inter-Tel Leasing, Inc. The Total Solutions program enables end users to acquire a full range of business communications systems and applications designed and manufactured by Inter-Tel, as well as maintenance and support services. This program provides a total system financing package to the customer at a set monthly cost, with system expansion available for an additional fee. The typical Total Solutions contract has a term of 60 months, and allows the customer to renew the contract at a specified price for up to an additional 36 months.

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

     Peripheral Products

     Through our CommSource division, Inter-Tel distributes peripheral telecommunications products, applications and services developed by third parties to our direct sales offices, dealers and VARs. We offer a selection of products including the following: analog and cordless telephones; audio-conferencing, bridges and accessories; call accounting; call logging/recording; CT Products; data equipment; headsets; installation equipment; message-on-hold; paging equipment; power protection and backup; premise wireless and videoconferencing systems and other accessories. Our CommSource division sells and distributes products we have endorsed as leading communications peripherals widely deployed within organizations. Many of these products and services interface with our telephone systems.

SALES AND DISTRIBUTION

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 5, 2004, we had 50 direct sales offices in the United States, one in Japan, and a network of hundreds of dealers and VARs primarily in the United States, that purchase directly from us. We also have a sales office in Phoenix that is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in Japan and Mexico. We also maintain a research and development and software sales office in the United Kingdom.

Distribution Channels

     Our success depends in part upon the strength of our distribution channels and our ability to maintain close access to our end user customers through our distribution channels. In recent periods, we have sought to improve our access to end users through strategic acquisitions of resellers of telephony products and services, some of which are located in markets in which we have existing direct sales offices. As of December 31, 2003, Inter-Tel’s direct sales office personnel and national and government accounts personnel consisted of 1056 and 55 persons, respectively.

     Direct dealers and VARs enter into reseller agreements with us for a term of one or more years. These agreements often include requirements that the reseller meet, or use their best efforts to meet, minimum annual purchase quotas. We generally provide support and other services to our resellers under the terms of the agreements. We face intense competition from other telephone system and voice processing system manufacturers, as many of our dealers carry other products that compete with our products.

     We offer additional incentives, programs and support resources to dealers that agree to sell Inter-Tel systems and solutions on an exclusive basis. We launched an exclusive business partner program during 2001. This program was designed to reward dealers who sell only Inter-Tel products to all new prospects and aggressively seek to upgrade their non-Inter-Tel customer base. For this commitment from the dealers, we have offered our expertise to help them manage their business. This includes operational business reviews, shared human resource forms and policies, additional sales, marketing and training support, enhanced co-op benefits as well as special sales promotions and awards. In addition, we allow exclusive dealers to use our branch sales offices and demonstration rooms to help them in the sales process. We believe this program offers us an opportunity to expand our wholesale channel of distribution.

National, Government and Education Accounts

     Inter-Tel’s National, Government, and Education Accounts Division (NGEA) services large commercial companies; the Federal Government and its agencies; state, municipal and local governments; and educational institutions throughout the United States. NGEA offers the full line of Inter-Tel converged communications solutions to its customers, as well as consulting, financial planning and assistance.

     NGEA support programs, including the Special Handling ® Program and Managed Services Rental Program, are comprehensive and flexible, providing companies, government agencies, and educational organizations technical solutions, with a level of support provided to allow them to concentrate on building future infrastructure needs, with support for previously installed products.

Lease Financing Services

     Inter-Tel offers lease financing options, including its Total Solutions (formerly TotaLease) program through our subsidiary, Inter-Tel Leasing, Inc. and a line of low-cost lease purchase financing from Inter-Tel or an authorized third-party leasing company supporting Inter-Tel dealers. These programs enable end users to acquire a full range of telephony systems and applications designed and manufactured by Inter-Tel, as well as maintenance and support services. Please refer to “Leasing Services” in “PRODUCTS AND SERVICES” above for additional information regarding these programs.

International Sales

     We currently have dealers in the UK, parts of Europe, Japan and Mexico, and we are currently working to expand our international dealer network. International sales, which include business communications systems and IP telephony and peripheral products, accounted for approximately 3.0% and 2.7% of our net sales in 2003 and 2002, respectively. In order to sell our products to customers in other countries, Inter-Tel must comply with local telecommunications standards. Our Axxess system and IP telephony products can be modified using our software to facilitate compliance with these local regulations. In addition, the Axxess platform has been designed to support multi-lingual functionality, and both currently support American English, British English, Japanese and Spanish languages.

Customer Service and Support

     Customer service and support are critical components of customer satisfaction and the success of our business. We operate a technical support group that provides a range of support services to our distributors, dealers and end user customers through the Internet and through a toll-free telephone number. Inter-Tel provides on-site customer support through our direct sales offices and dealers and, using remote diagnostic procedures, we have the ability to detect and correct system problems from our technical support facilities. In 2000, Inter-Tel began an initiative to greatly enhance our Internet, intranet and extranet capabilities. Through this initiative, we re-designed our Web site to offer to our direct sales offices and dealer channel support for sales and technical support activities. Our Web site also offers a wide array of sales and technical information, including an on-line product and service catalog, efficient order processing, portable-document-format sales brochures, competitive information, on-line technical manuals and frequently-asked-questions on important topics. In 2003, Inter-Tel enhanced the ability to initiate and track the status of tech support tickets from our web site and continued to develop and enhance our sales proposal platform. We intend to further develop our Web site to add additional information and services.

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

     We believe we can best serve our customers by continually improving the quality of our systems, customer service and support, and other aspects of our organization. Through our continuous improvement process initiated in 1991, Inter-Tel implements quality processes throughout its business operations. We have established formal procedures to provide responsiveness to customer requests, monitor response times and measure customer satisfaction. We have also established means by which all end users, including customers of our resellers, can request product enhancements directly from us. Inter-Tel supports its dealers and VARs through extensive training programs offered at Inter-Tel’s facilities and through virtual remote training courses tied into Inter-Tel University. Inter-Tel also provides a toll-free telephone number for sales and technical support, an extranet site offering up-to-date sales and support information, and end-user marketing materials. We typically provide a one-year warranty on our systems to end users. We offer eighteen-month warranties on our systems to our dealers, which in turn are responsible for providing a warranty to their end users.

RESEARCH AND DEVELOPMENT

     We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess system, including adding new applications, enhancing our IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of Session Initiation Protocol (SIP) interfaces and application as well as the development and a new line of multi-protocol SIP IP endpoints.

     As of December 31, 2003, we had a total of 230 personnel engaged in research and development and related technical service and support functions. Research and development expenses were $21,978,000; $19,340,000; and $17,556,000, 2003, 2002, and 2001, respectively.

MANUFACTURING

     Inter-Tel manufactures substantially all of its systems through third party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce our communications systems, physical endpoints and printed circuit boards to our engineering specifications and designs. In some cases, our suppliers perform systems integration, software loads, perform functional tests and make final shipment. Varian, Inc., a multinational electronics company, currently manufactures a significant portion of our products, including substantially all of the printed circuit boards used in the Axxess platform, at Varian’s Tempe, Arizona facility. We provide our manufacturing contractors with forecasted schedules of our manufacturing needs and revise the forecasts on a periodic basis. We continuously monitor the quality of the products produced on our behalf by our manufacturing subcontractors.

COMPETITION

     The market for our products is highly competitive and has in recent periods been characterized by rapid technological change, business consolidations and decreasing prices. Competitors for our converged communication products geared toward the enterprise market include Avaya, Nortel Networks, 3Com, Altigen, Cisco Systems, Comdial, Iwatsu America, Inc., Mitel Networks, NEC Corporation, Panasonic, Shoreline, Siemens, Toshiba and Vodavi, among numerous other resellers of these and similar products. Several of these competitors have been active in developing and marketing IP networking products and have established relationships with customers within their markets. During the later half of 2003, Microsoft released the Microsoft Live Communications Server, which is proprietary software that facilitates voice communication and collaboration over IP networks. This platform could be further enhanced in the future to compete with our IP convergence products. We also compete against the RBOCs, which typically offer systems produced by one or more of our competitors listed above and also typically offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company’s central office. We also compete with RBOC’s and next-generation service providers, such as DSL providers and cable companies, that offer IP Centrex services as well as bundled telephony and data services in an application service provider telephony model.

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

INTELLECTUAL PROPERTY RIGHTS

     We currently hold patents for 23 telecommunications and unified messaging products. The remaining life of these patents ranges from six months to 14 years in duration. We have also applied to the U.S. Patent and Trademark Office for 13 additional patents. We also rely on copyright, trademark, trade secret law and contractual provisions to protect our intellectual property.

EMPLOYEES

     As of December 31, 2003, we had a total of 1,817 employees, of whom 678 were engaged in sales, marketing, e-business and customer support; 244 in direct sales office and wholesale administrative and other management personnel; 553 in manufacturing, quality and related operations, including direct sales office operations personnel; 230 in research and development and related technical service and support functions; and 112 in finance, information systems, administration and executive management. We believe our relations with our employees are good.

ACCESS TO INFORMATION

     Our Internet address is www.inter-tel.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will also provide paper copies of this annual report on Form 10-K, available upon written request to Shareholder Relations, 1615 S. 52nd Street, Tempe, Arizona 85281.

Factors That May Affect Future Operating Results

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

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results will suffer if we do not significantly increase sales to new customers. For example, in the most recent quarter ended December 31, 2003, sales to new customers through our direct sales offices, dealer network, network services and leasing divisions declined as a percentage of total sales, resulting in decreased net sales and operating income compared to the quarter ended December 31, 2002. Moreover, particularly in an environment of fluctuating interest rates, the timing and profitability of lease resales from quarter to quarter could impact operating results. Long distance and Datanet sales, which typically have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter and the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.

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

Our future success largely depends on increased commercial acceptance of our Axxess system, EncoreCX products, speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, and related computer-telephony products.

     Over the past 18 months, we have introduced Unified Communicator, a web-based, speech-recognition, wireless PDA, and Wireless Application Protocol (WAP) software application for controlling and managing your calls, contacts and presence status; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; and several other telephony-related products. During the past 12 months, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the Axxess system, the Application Platform, the Unified Communicator and related computer-telephony products, EncoreCX products, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, as well as future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     In particular, in recent years our operating results were materially adversely affected by several of the factors described above, including substantial acquisition-related charges, operating losses or impairment losses from the Executone acquisition and Inter-Tel.NET operations. Refer to Management’s Discussion and Analysis and notes to the consolidated financial statements for additional information regarding these transactions.

     We completed four acquisitions during 2001 and 2002, and one acquisition during December 2003. During 2001, we acquired certain assets and assumed certain liabilities of Convergent Communication Services and Mastermind Technologies. During 2002, we acquired certain assets and assumed certain liabilities of McLeodUSA Integrated Business Systems and we acquired 100% of the stock of Swan Solutions Limited (Swan) in the United Kingdom. In December 2003, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer in the Philadelphia metropolitan area. These acquisitions are subject to risks and uncertainties including those indicated above.

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

     Our success depends upon our proprietary technology. We currently hold patents for twenty-three (23) telecommunication and messaging products and have also applied to the U.S. Patent and Trademark Office for thirteen (13) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

     We are also subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to proceedings initiated by Avaya, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from Avaya, one of our primary competitors, alleging that our Axxess business communications system and associated applications utilize inventions covered by certain of their patents. We are continuing the process of investigating this matter and we have made claims against Avaya for infringement of our patents. The ultimate outcomes by their nature are uncertain and we cannot assure you that these matters, individually or collectively, would not have a material adverse impact on our financial position and future results of operations.

     When any such claims are asserted against us, among other means to resolve the dispute, we may seek to license the third party’s intellectual property rights. Purchasing such licenses can be expensive, and we cannot assure you that a license will be available on prices or other terms acceptable to us, if at all. Alternatively, we could resort to litigation to challenge such a claim. Litigation could require us to expend significant sums of cash and divert our management’s attention. In the event a court renders an enforceable decision with respect to our intellectual property, we may be required to pay significant damages, develop non-infringing technology or acquire licenses to the technology subject to the alleged infringement. Any of these actions or outcomes could harm our business. If we are unable or choose not to license technology, or decide not to challenge a third party’s rights, we could encounter substantial and costly delays in product introductions. These delays could result from efforts to design around asserted third party rights or our discovery that the development, manufacture or sale of products requiring these licenses could be foreclosed.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

•	PABX and converged systems providers, distributors, or resellers such as Alcatel, Altigen, Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Mitel, NEC, Nortel, Panasonic, Shoreline, Siemens, Toshiba, Vertical Networks and Vodavi;

•	large data routing and convergence companies such as 3Com and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	long distance services providers such as AT&T, MCI, Qwest and Sprint;

•	large computer and software corporations such as IBM, HP, Intel and Microsoft;

•	regional Bell operating companies, or RBOCs, cable television companies, IP Centrex service providers, and satellite and other wireless broadband service providers; and

•	independent leasing companies that provide telecom equipment financing.

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

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot be sure we will be able to match cost reductions by our competitors. In recent periods, due to competitive pressures we have discounted pricing on our telephone systems and offered promotions. In addition, we believe there is likely to be further consolidation in our markets, which could lead to having even larger and more formidable competition and other forms of competition that could cause our business to suffer.

Our reliance on a limited number of suppliers for key components and our dependence on contract manufacturers could impair our ability to manufacture and deliver our products and services in a timely and cost-effective manner.

We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products through third-party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. Varian, Inc. currently manufactures a significant portion of our products at Varian’s Tempe, Arizona facility, including substantially all of the printed circuit boards used in the Axxess systems. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future.

     Our reliance on third party manufacturers and OEM partners involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Our business may be harmed by any delay in delivery or any shortage of supply of components or finished goods from a supplier. Our business may also be harmed if we are unable to develop alternative or additional supply sources as necessary. To date, we have been able to obtain supplies of components and products in a timely manner even though we do not have long-term supply contracts with any of our contract manufacturers. However, we cannot assure you we will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing or delivery terms in the future.

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

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has provided Inter-Tel with only a limited description of the evidence on which the investigations are based.

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

     We are currently expending resources to maintain and expand our international dealer network in the countries in which we already have a presence and in new countries and regions. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting our intellectual property, fluctuations in currency exchange rates, difficulty in collecting receivables, difficulty in staffing and managing foreign operations, and political and economic instability. In particular, the terrorist acts of September 11, 2001, continued hostilities in Iraq and turmoil in the Middle East and North Korea, have created an uncertain international economic environment and we cannot predict the impact of these acts, any future terrorist acts or any related military action on our efforts to expand our international sales. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales or an international dealer network may not be offset by increased sales in the short term, or at all. Any of these risks could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to achieve our objectives.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. In addition, our operating results could be impaired if we lose a substantial number of key employees from acquisitions, as was the case in our acquisition of Executone. Moreover, our operating results could be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from McLeod, Swan, Mastermind, Convergent and our recent Philadelphia and Tennessee office acquisitions. We cannot assure you we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

     The ability to operate our business in an evolving market requires an effective planning and management process. Our efforts to achieve growth in our business have placed, and are expected to continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. In addition, our ability to manage any potential future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. Furthermore, we expect we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired.

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

     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality and address software bugs. Over time, older versions of the software become less supported by our vendors for financial and other reasons and eventually become obsolete. Oracle, the primary supplier of our third-party applications, provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While Oracle and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straight-forward as possible, we are subject to risks associated with the process. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. We also cannot assure you these software upgrades or enhancements will operate as intended or be free from bugs. We upgraded our Oracle applications during the fourth quarter of 2002 and expect to affect similar software upgrades in the future. If we are unable to successfully integrate the new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.

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

     In addition, stock prices of technology companies in general, and for voice and data communications companies in particular, have experienced extreme price fluctuations in recent years which have often been unrelated to the operating performance of affected companies. We cannot assure you the market price of our common stock will not experience significant fluctuations in the future, including fluctuations unrelated to our performance.

The Chairman of our Board of Directors, CEO and President controls 20.2% of our Common Stock as of March 5, 2004 and is able to significantly influence matters requiring shareholder approval.

     As of March 5, 2004, Steven G. Mihaylo, Inter-Tel’s Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 20.2% of the existing outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

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

     Moreover, the adoption of IP voice networks and importance of development of products using industry standards such as SIP, generally require the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. If the market for IP network voice communications fails to develop or develops more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns; equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; poor voice quality over IP networks as compared to circuit-switched networks; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and facsimile communications over the Internet and other data networks, and the delivery of other value-added services, is still in the early stages of development.

Government regulation of third party long distance and network service entities on which we rely may harm our business.

     Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide network services to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure the increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which we have minimum use requirements and/or costs. The market for long distance services is experiencing, and is expected to continue to experience significant price competition, and this may cause a decrease in end-user rates. We cannot assure you we will meet minimum use commitments, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable long distance and network services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling or unable to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own long distance and network services will be harmed. Carriers that provide telecommunications services to us may also experience financial difficulties, up to and including bankruptcies, which could harm our ability to offer telecommunications services.

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

lerrorist activities and resulting military and other actions could harm our business.

     Terrorist attacks in New York and Washington, D.C. in September of 2001 disrupted commerce throughout the world. The continued threat of terrorism, the conflict in Iraq and the potential for additional military action and heightened security measures in response to these threats may continue to cause significant disruption to commerce throughout the world. To the extent that disruptions result in a general decrease in corporate spending on information technology or communications solutions, our business and results of operations could be harmed. We are unable to predict whether the conflict in Iraq and its aftermath, the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term adverse effect on our business, results of operations or financial condition. Additionally, if any future terrorist attacks were to affect the operation of the Internet or key data centers, our business could be harmed. These and other developments arising out of the potential attacks may make the occurrence of one or more of the factors discussed herein more likely to occur.

ITEM 2. PROPERTIES

     Our corporate headquarters in Tempe, Arizona is located in a 22,600 square foot building pursuant to a lease that expires in May 2008. Our 68,000 square foot operations and distribution center is also located in Tempe, Arizona pursuant to a lease that expires in March 2006. The principal product development and support operations remain in a 96,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in May 2008. We also own a 74,000 square foot facility located in Reno, Nevada, which includes portions of our credit and lease finance facilities, executive and administrative functions, a business development center and a sales office. We also lease sales and support offices and warehouses in a total of 55 lease locations in the United States, including approximately 147,000 square feet of office space in Milford, Connecticut that we acquired in the Executone acquisition (a portion of which has been subleased), and three locations overseas. In February 2003, we consolidated three Phoenix, Arizona area offices with an aggregate of 31,300 square feet into a single Phoenix location of 35,000 square feet pursuant to a lease, which expires in July 2008. Our aggregate monthly payments under these leases were approximately $794,000 at December 31, 2003. We believe our facilities will be adequate to meet our current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     We are involved from time to time in litigation incidental to our business. We believe the outcome of current litigation will not have a material adverse effect upon our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Inter-Tel Common Stock is traded over-the-counter (Nasdaq symbol: INTL) and since February 1983 has been included in the Nasdaq National Market System. As of March 5, 2004 there were of record approximately 1,054 registered shareholders of our Common Stock. The following table sets forth high and low sales prices reported by Nasdaq for each quarter in the last two years.

2003	High	Low	2002	High	Low
First Quarter	26.590	14.255	First Quarter	22.77	14.98
Second Quarter	22.240	12.850	Second Quarter	21.70	15.57
Third Quarter	28.350	20.790	Third Quarter	27.00	15.65
Fourth Quarter	29.560	21.950	Fourth Quarter	28.98	17.03

     Dividends. From December 31, 1997 through the third quarter of 2001, we paid quarterly cash dividends (the “cash dividend”) of $0.01 for every share of Common Stock, to shareholders of record. On October 23, 2001, our Board of Directors increased the cash dividend from $0.01 to $0.02 for every share of Common Stock, payable quarterly to shareholders of record beginning December 31, 2001. On July 16, 2002, our Board of Directors increased the cash dividend from $0.02 to $0.03 for every share of Common Stock, payable quarterly to shareholders of record beginning September 30, 2002. On July 21, 2003, our Board of Directors increased the cash dividend from $0.03 to $0.06 for every share of Common Stock, payable quarterly to shareholders of record beginning September 30, 2003. Dividend payments commence on or about 15 days after the end of each fiscal quarter. Attached below is a summary of our dividends accrued and paid since December 31, 1997, the date we first declared cash dividends on our Common Stock. The Company currently anticipates paying cash dividends in the foreseeable future on its common stock.

Period	Q1	Q2	Q3	Q4	Totals
1997	—	—	—	$0.01	$0.01
1998	$0.01	$0.01	$0.01	$0.01	$0.04
1999	$0.01	$0.01	$0.01	$0.01	$0.04
2000	$0.01	$0.01	$0.01	$0.01	$0.04
2001	$0.01	$0.01	$0.01	$0.02	$0.05
2002	$0.02	$0.02	$0.03	$0.03	$0.10
2003	$0.03	$0.03	$0.06	$0.06	$0.18

No Sales of Unregistered Securities

     We have not made any sales of unregistered securities during the past three years, except for sales of our common stock to employees exercising their stock options during the period prior to the effectiveness of a registration statement on Form S-8 relating to such sales.

Equity Compensation Plan Information

     Information regarding Inter-Tel’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plan, is set forth in the section entitled “Equity Compensation Plan Information” in Inter-Tel’s Notice of Annual Meeting of Shareholders and Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2003. The table required by Item 201(d) of Regulation S-K referred to under Item 12 herein is incorporated by reference to the proxy statement.

ITEM 6. SELECTED FINANCIAL DATA

Financial Summary

     The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the years ended December 31, 1999, 2000, 2001 2002 and 2003, derived from our audited consolidated financial statements.

(In thousands, except
per share amounts and ratios)

	For the years ended December 31,
	2003	2002		2001		2000		1999
Net Sales	$373,836	$381,456		$385,655		$402,723		$314,221
Cost of sales	176,763	186,983		211,161		243,685	(3)	159,463
Research and development	21,978	19,340		17,556		19,489		14,798
Selling, general and administrative	128,964	128,284		128,604		124,664		97,163
Amortization of goodwill	—	—		1,876		2,228		856
Amortization of purchased intangible assets	1,803	1,122		677		576		411
In-process research and development	—	—		—		5,433	(3)	—
Other charges	—	—		5,357	(2)	45,245	(3)	—

Operating (loss) income	44,328	45,727		20,424	(2)	(38,597	)(3)	41,530

Litigation settlement (net of costs except for taxes)	—	15,516	(1)	—		—		—
Write-down/recovery of investment in Inter-Tel.NET/Vianet	124	(1,200)		—		—		—
Equity share of Cirilium Corp.’s net losses	—	—		—		(5,938	)(3)	—
Write-off of Cirilium Corp. investment	—	—		—		(2,045	)(3)	—
Interest and other income	1,683	1,936		1,081		1,474		2,391
Foreign currency transaction gains (losses)	18	330		(337)		(421)		(46)
Interest expense	(155)	(156)		(468)		(213)		(110)

Income (loss) before income taxes (benefit)	45,998	62,153	(1)	20,700	(2)	(45,740	)(3)	43,765
Income taxes (benefit)	17,480	23,516		7,659		(16,817)		16,619

Net income (loss)	$28,518	$38,637	(1)	$13,041	(2)	$(28,923	)(3)	$27,146

Net income (loss) per share
Basic	$1.14	$1.58	(1)	$0.53	(2)	$(1.10	)(3)	$1.05
Diluted	$1.08	$1.49	(1)	$0.52	(2)	$(1.10	)(3)	$1.01

Weighted average basic common shares	25,078	24,444		24,488		26,273		25,949
Weighted average diluted common shares	26,473	25,864		25,240		26,273		27,004

BALANCE SHEET DATA
Total assets	$359,876	$282,062		$227,462		$243,126		$247,517
Working capital	200,561	131,624		93,156		86,008		60,799
Shareholders’ equity	207,305	173,903		126,837		136,436		168,121

KEY RATIOS
Current ratio	3.64	2.80		2.41		2.05		1.93
Dividends declared per share	$0.18	$0.10		$0.05		$0.04		$0.04
Return on beginning equity	16.4%	30.5%		9.6%		(17.2)%		19.0%
Return on beginning equity-excluding charges and litigation settlement	16.4%	23.6	%(1)	12.0	%(2)	7.8	%(3)	19.0%
Net cash provided by operating activities	$54,890	$77,195		$75,006		$17,339		$33,380

(1)	2002 income before taxes includes $15.5 million of proceeds, net of related expenses from a binding arbitration settlement, which increased net income by $9.5 million, or $0.37 per share after tax. Without this settlement, we would have reported net income of $29.1 million ($1.13 per diluted share) for the year ended December 31, 2002.

(2)	2001 operating income includes a pre-tax charge of $5.4 million, which reduced net income by $3.4 million, or $0.13 per share after tax. This pre-tax charge reflects the write-down of our investment in Inter-Tel.NET to net realizable value.

(3)	2000 operating income includes pre-tax charges of $66.8 million, which reduced net income by $42.0 million, or $1.60 per share after tax. These pre-tax charges reflect the write-off of the Executone acquisition of $50.9 million ($7.6 million of which is included in cost of sales) in the second quarter, the write-off of IPRD in connection with the Executone purchase of $5.4 million during the first quarter, the write-down to net realizable value of Inter-Tel.NET assets of $2.0 million during the second quarter, the equity share of the losses from an investment in a joint venture of $5.9 million for the year, and the write-off of our investment in such joint venture of $2.6 million (including reserve adjustments) during the third quarter. Without these charges, we would have reported net income of $13.1 million ($0.50 per diluted share) for the year ended December 31, 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. The words “expects,” “anticipates,” “believes,” “intends,” “will” and similar expressions identify forward-looking statements, which are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Future Operating Results” and elsewhere in this Form 10-K.

Overview

     Inter-Tel (Nasdaq: INTL), incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:

•	Axxess by Inter-Tel and EncoreCX by Inter-Tel converged voice and data business communication systems,

•	integrated voice mail, voice processing and unified messaging systems,

•	IP telephony voice and data routers, and e-commerce software,

•	managed services, including voice and data network design and traffic provisioning, custom application development, and financial solutions packages (leasing),

•	networking applications,

•	local and long distance calling services and other communications services and peripheral products,

•	call accounting software, computer-telephone integration (CTI) applications, and

•	maintenance and support services for our products.

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 5, 2004, we had fifty (50) direct sales offices in the United States, one (1) in Japan, and a network of hundreds of dealers and VARs primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in Japan and Mexico. We also maintain a research and development and software sales office in the United Kingdom.

     Key performance indicators that we use in order to manage our business and evaluate our financial and operating performance include: revenues, costs and gross margins, and cash flows.

     Inter-Tel recognized revenue from the following significant sources of revenue:

•	End-user sales through our direct sales offices and government and national accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided.

•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point).

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Sales-leases. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.

•	Maintenance. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, parts and service overhead. Total costs of goods and services sold decreased 5.5%, or $10.2 million, to $176.8 million for the year ended December 31, 2003, compared to $187.0 million for the same period in 2002. Our consolidated gross margin percentage increased to 52.7% in 2003 compared to 51.0% in 2002, attributable to several factors, including a higher proportion of recurring revenues from existing customers in our direct sales offices and government and national accounts division, increased maintenance and services revenues as a percentage of total sales, higher software content in our products, cost containment efforts, product design improvements, and efficiencies achieved with our manufacturing vendors.

     Sales of systems through our direct sales organization typically generate higher gross margins than sales through our dealers and VARs, primarily because we recognize both the wholesale and retail margins on these sales. Conversely, sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and system products. For revenues recognized under sales-leases, we record the costs of systems installed as costs of sales. Our margins may vary from period to period depending upon distribution channel, product and software mix. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.

     Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. 2003 followed this historical pattern and we do not anticipate a significant change in this trend.

     Cash Flows. At December 31, 2003, Inter-Tel’s cash and short-term investments totaled $174.5 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2004 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock. In addition, Inter-Tel historically has paid cash for capital expenditures of property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the foreseeable future.

     Our consolidated revenues from all sources have declined slightly during each of the past three years, but at a lower rate than the decline in revenues of some of our primary competitors in the business communications systems market. Net sales for the years ended December 31, 2001, 2002 and 2003 were $385.7 million, $381.5 million and $373.8 million, respectively. The slight decline in revenue in 2002 was primarily attributable to the sale of Inter-Tel.NET in July 2001. Excluding Inter-Tel.NET revenues in 2001, revenues increased by $9.8 million from 2001 to 2002. The 2.0% decline in net sales in 2003 resulted from the effect of general economic conditions and our customers appeared less willing to spend significantly on business communications systems. Although revenue declined slightly in 2003, revenue increased in the fourth quarter of 2003 compared to the fourth quarter of 2002. The fourth quarter increase in net sales can be attributed in part to new product releases and improved sales in our long distance resale division. However, we cannot provide assurance that the recent increase in revenue will continue in the future as we believe businesses may continue to be reluctant to significantly increase spending on enterprise communications systems in the near future.

     The decline in revenue from business communications systems may also be attributable in part to business investments in systems made in the late 1990s in anticipation of Year 2000 issues. We believe businesses may have been reluctant to make additional investments in these communications systems until their existing investments have been fully amortized over their useful life. In addition, we believe many customers are hesitant to invest in traditional voice communication systems as they may be anticipating broader adoption of next-generation communications systems.

     We believe that enterprises continue to be concerned about their ability to increase revenues and profitability, in part due to the uncertain economic environment and slowdown in the past few years. To maintain or improve profitability, we believe that businesses have attempted to reduce costs and capital spending. We expect continued pressure on our ability to generate or expand sales and it is not clear whether business communications spending will improve significantly in the near term. We cannot predict the nature, timing and extent of future business investments in communications systems and as a result, if and when our net sales will increase.

     The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess system, including adding new applications, enhancing our IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of Session Initiation Protocol (SIP) interfaces and application as well as the development and a new line of multi-protocol SIP IP endpoints.

     We offer our customers a package of lease financing and other services under the name Total Solution (formerly, Totalease). Total Solution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions. Refer to Note D of Notes to Consolidated Financial Statements for additional information regarding our program.

Results of Operations

     The following table sets forth certain statement of income data expressed as a percentage of net sales for the periods indicated (amounts do not add due to rounding):

	Year Ended December 31
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.3	49.0	54.8

Gross profit	52.7	51.0	45.2
Research and development	5.9	5.1	4.6
Selling, general and administrative	34.5	33.6	33.3
Amortization of goodwill and intangibles	0.5	0.3	0.7
Other charges	—	—	1.4

Operating income	11.9	12.0	5.3
Litigation settlement	—	4.1	—
Write-down/recovery of investment in Inter-Tel.NET/Vianet	0.0	(0.3)	—
Interest and other income	0.5	0.5	0.3
Foreign currency transaction gains (losses)	0.0	0.1	(0.1)
Interest expense	(0.0)	(0.0)	(0.1)
Income taxes	4.7	6.2	2.0

Net income	7.6%	10.1%	3.4%

Year Ended December 31, 2003 Versus Year Ended December 31, 2002

     Net Sales. Net sales decreased 2.0% to $373.8 million in 2003 from $381.5 million in 2002, representing a decrease of $7.6 million. The decrease in net sales was primarily attributable to a reduction in sales through our direct sales offices and DataNet division, offset in part by sales increases from Inter-Tel NetSolutions, dealer and international sales. Sales from our direct sales offices decreased 6.9% in 2003 compared to 2002, due primarily to a revenue shortfall in the first quarter of 2003 relative to the comparable period in 2002. The first quarter of 2003 represented our worst quarter of the year, due primarily to relatively weak economic conditions, uncertainties associated with the war in Iraq and threatened terrorist attacks, and the impact of adverse weather conditions in the eastern United States and Colorado. Sales from our government and national accounts division decreased slightly by 2.0%, in 2003 compared to 2002. Sales from our DataNet division, which sells networking products through our direct sales offices, government and national accounts division and dealer channel, decreased $3.0 million, or 22.2% in 2003 compared to 2002 as a result of selling less third-party lower margin products. Sales to our dealer network increased slightly by 1.2% in 2003.

     The 2003 decrease in net sales from our direct sales offices, government and national accounts division and DataNet division was also attributable to delayed customer buying decisions related to a continued deterioration in industry and macroeconomic conditions, as well as increased competitive pressures, among other factors identified above and further noted above. Inter-Tel recognized lower revenues due to lower sales volumes of new system installations collectively through the direct sales offices and government and national accounts group, offset in part by sales increases in our NetSolutions division, and to a lesser extent, dealer sales and international operations. In some instances, prices of various telecommunications systems decreased, and discounts or other highly competitive promotions that were offered to customers to generate sales resulted in lower revenue through both our direct and indirect channels. Although sales to new customers declined during 2003, recurring revenues to existing customers increased in total dollars and as a percentage of total sales.

     Sales from NetSolutions, our long distance resale division, increased 27.4%, or $8.2 million in 2003 to $38.3 million compared to $30.0 million in 2002 and represented the division with our largest percentage sales increase. Sales increased in our long distance division despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions, our long distance resale division, to offer more competitive pricing, which improved sales to our existing customer base. Sales from Network Services Agency, a commission-based sales division acting as an agent to sell services for selected RBOC’s and CLEC’s, decreased 15.0% to $5.6 million, largely due to changes in our commission compensation structure from one of the RBOC’s. The change in the RBOC’s pricing structure resulted in a more deferred sales commission structure on local and network services such as T-1 access, frame relay and other voice and data circuit services. Net sales from lease financing were flat in 2003 compared to 2002, an increase of

0.2%, and international revenues increased $0.9 million, or 9.1% in 2003 compared to 2002, primarily as a result of a full year of revenues from Swan, which was acquired in December 2002 and represented $0.6 million of the increase.

     Please refer to Note O of Notes to Consolidated Financial Statements for additional segment reporting information.

     Gross Profit. Gross profit increased 1.3% to $197.1 million, or 52.7% of net sales in 2003, from $194.5 million, or 51.0% of net sales, in 2002. Gross profit and gross margin increased in 2003 compared to 2002 as a result of several factors, including a higher proportion of recurring revenues from existing customers in our direct sales offices and government and national accounts division, increased maintenance and services revenues as a percentage of total sales, higher software content in our products, cost containment efforts, product design improvements, and efficiencies achieved with our manufacturing vendors.

     During 2003, recurring revenues from existing customers in our direct sales and national and government accounts channels increased as a percentage of total sales from these same channels from approximately 46% in 2002 to approximately 51% in 2003. Existing customers accounted for a significant portion of our 2003 net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as video conferencing, headsets (wired and wireless), networking products and speakerphones. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through software-only upgrades to our existing customers. Our gross margin is generally higher with recurring revenues because we incur less materials costs compared to new installations. Accordingly, our gross profit and gross margins improved in 2003 as a result of this recurring revenue percentage increase.

     Sales from NetSolutions increased by 27.4%, or $8.2 million, in 2003 compared to 2002. Although gross margin is generally lower in this division than our consolidated gross margin, the gross margin improved to 32.2% in 2003 compared to 28.7% in 2002, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. In addition, sales from our Network Services Agency decreased 15.0%, or $1.0 million, in 2003 compared to 2002, which partially offset our overall increase in gross margin. This division generally receives commissions on network services we sell as an agent for RBOCs. These sales carry little to no equipment costs and generated margins of approximately 89% in 2003 compared to 91% in 2002. The decrease in sales from this division therefore partially offset our overall increase in consolidated gross profit and margins.

     The overall increases in gross margin noted above were also offset in part by continued competitive pricing pressures in our direct sales offices, government and national accounts and dealer channels in 2003, including pricing discounts or special competitor promotions on telephone system and software sales and related equipment. Our margins may vary from period to period depending upon distribution channel, product and software mix. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.

     Research and Development. Research and development expenses increased 13.6% to $22.0 million, or 5.9% of net sales in 2003, compared to $19.3 million, or 5.1% of net sales in 2002. The increase is attributable in large part to the acquisition of Swan Solutions Limited (Swan) in December 2002. The increase is also attributable, to a lesser extent, to increased research and development spending related to convergence applications and new IP endpoint development. In 2003, research and development expenses were directed principally toward the continued development of the AXXESS software and systems, SIP applications, presence management applications, unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications. We expect that research and development expenses will increase in absolute dollars as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Selling, General and Administrative. Selling, general and administrative expenses increased slightly in absolute dollars to $129.0 million in 2003, compared to $128.3 million in 2002. These expenses also increased as a percentage of net sales to 34.5% in 2003 compared to 33.6% in 2002. These increases in absolute dollars and as a percentage of net sales were primarily due to higher selling expenses relative to total sales.

     Selling, general and administrative expenses increased as a percentage of net sales in part due to the decrease in consolidated net sales by $7.6 million in 2003 compared to 2002. We incurred higher relative selling expenses through our combined direct sales offices and government and national accounts divisions, as we had increased sales personnel and sales training and support in anticipation of higher sales volumes and activity than actually materialized, particularly in the early part of 2003. We also incurred higher relative sales expenses in our long distance calling services division in 2003 relative to 2002 as a result of an increased number of sales personnel working directly for this division. Selling, general and administrative expenses also increased as a percentage of net sales due to higher costs of benefits, including higher health insurance for our associates. Our consolidated bad debt costs decreased in 2003 compared to 2002 and also decreased as a percentage of total net sales, based on improved credit and collections on existing accounts receivable. Depreciation expense was relatively flat in 2003 compared to 2002. We expect for the foreseeable future selling, general and administrative expenses will increase sequentially in absolute dollars assuming we increase sales and continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Amortization of Goodwill and Purchased Intangible Assets. We adopted SFAS No. 142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of December 31, 2003, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS 142, see “Goodwill and Other Intangible Assets” in Note A of Notes to Consolidated Financial Statements.

     Amortization of purchased intangible assets included in operating expenses was $1.8 million in 2003 compared to $1.1 million in 2002. The increases in the amortization of purchased intangible assets for 2003 compared to 2002 was primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note A—Significant Accounting Policies “Goodwill and Other Intangible Assets” and Note B “Acquisitions, Dispositions and Restructuring Charges “ to Consolidated Financial Statements.

     Litigation Settlement, Net of Costs Except for Taxes. In May 2001, Inter-Tel entered into an agreement to submit to binding arbitration a lawsuit we filed in 1996. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a one-time gross cash award of $20 million in February 2002. Direct costs for attorney’s fees, expert witness costs, arbitration costs and additional payments and expenses, totaled approximately $4.5 million in 2002, excluding income taxes, for a net award of approximately $15.5 million. The net proceeds from this arbitration settlement were approximately $9.5 million after taxes, or $0.37 per diluted share for the year ended December 31, 2002.

     Interest and Other Income. In 2003, interest and other income totaling $1.7 million consisted primarily of interest income and foreign currency transaction gains. Other income in 2002 totaling $1.9 million also consisted primarily of interest income and foreign currency transaction gains. Interest and other income decreased approximately $253,000 in 2003 compared to 2002 based on lower interest rates, despite a higher level of invested funds in part due to cash received from the litigation settlement noted above. During 2003, we recognized foreign currency transaction gains of $18,000, a decrease of $312,000 compared to gains of $330,000 in 2002.

     Interest expense. Interest expense was flat at $155,000 in 2003 compared to $156,000 in 2002.

     Other. Since July 24, 2001, the date of the sale of 83% of Inter-Tel.NET to Comm-Services/Vianet, we have used the cost method of accounting for our remaining investment in Inter-Tel.NET/Vianet. Accordingly, we have not recorded revenues or operating expenses of that entity since the date of sale. In 2002, the other component of this caption included an expense of approximately $1.2 million related to the write-down of Inter-Tel’s investment in Inter-Tel.NET/Vianet. In 2003, other income included $124,000 related to a recovery of our investment and adjustment of projected costs to actual costs associated with the 2002 write-down in the Vianet investment. At December 31, 2003, our net investment in Vianet was recorded at no value.

     Income Taxes. Our effective income tax rate for 2003 was relatively flat at 38.0% compared to 37.8% for 2002. The net deferred tax liabilities increased significantly in 2003 due primarily to accelerated depreciation of fixed assets, and temporary differences relating to leases in our Total Solution program. Most of the increase arose from deductions taken in the company’s 2002 federal income tax return wherein the company decided in 2003 to elect to take bonus depreciation and accelerated depreciation of fixed assets and certain leased equipment when filing its 2002 return in 2003. The company filed a change in accounting method with the Internal Revenue Service to utilize accelerated depreciation for the 2002 tax year. Effective May 6, 2003, the bonus depreciation increased from a 30% to a 50% depreciation deduction, which favorably impacted the 2003 tax deduction and increased the deferred liabilities for 2003.

     The depreciation deductions identified above generated a net operating loss that was not fully utilized in a carryback claim to 2001; accordingly, the loss was carried forward. This net operating loss created deferred assets for net operating loss carryforwards and certain tax credit carryforwards, each of which is separately identified in the components of deferred tax assets and liabilities schedule included in Note K to the Consolidated Financial Statements. We expect these carryforwards to be fully utilized by 2004. Our effective income tax rate for 2003 was not significantly impacted by these carryforwards. We expect the full-year 2004 tax rates to be comparable to the effective tax rate for 2003.

     Net Income. Net income for 2003 decreased to $28.5 million, or $1.08 per diluted share, compared to net income of $38.6 million, or $1.49 per diluted share, including the litigation settlement in 2002. The decrease was primarily attributable to income from net proceeds of an arbitration settlement in 2002. The net proceeds from this arbitration settlement were approximately $9.5 million after taxes, or $0.37 per diluted share for the year ended December 31, 2002.

     Excluding the 2002 litigation settlement, we would have reported net income of $29.1 million, or $1.13 per diluted share in 2002. The decrease in net income of 2.2% in 2003, excluding the settlement, was primarily the result of lower profits on a lower volume of sales, higher research and development expenses and higher amortization costs, offset by higher gross profit margins described in further detail above.

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

     Sales from long distance and network services increased in 2002 compared to 2001 and represented the divisions with our largest percentage sales increases. Sales increased in our long distance division by 17.5%, despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions, our long distance resale division, to offer more competitive pricing, which improved sales to our existing customer base. Network Services Agency revenues increased 66% in 2002 compared to 2001, on higher volume of sales and commissions on local and network services such as T-1 access, frame relay and other voice and data circuit services. Please refer to Note O of Notes to Consolidated Financial Statements for additional segment reporting information.

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

     Sales from NetSolutions increased by 17.5%, or $4.5 million, compared to 2001. Although gross margins are generally lower in this division than our consolidated margins, the margins improved slightly in 2002 relative to 2001, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. In addition, sales from our Network Services Agency increased 66%, or $2.6 million, in 2002 compared to 2001. This division generally receives commissions on network services we sell as an agent for RBOCs. These sales carry little to no equipment costs and generated margins of approximately 91% in 2002. The increase in sales from this division therefore improved our consolidated gross profit and margins.

     The increases in gross margin noted above were offset in part by continued competitive pricing pressures in our direct sales offices, government and national accounts and dealer channels in 2002, including pricing discounts or special competitor promotions on telephone system and software sales and related equipment.

     Research and Development. Research and development expenses increased 10.2% to $19.3 million, or 5.1% of net sales in 2002, from $17.6 million, or 4.6% of net sales in 2001. The increase is attributable in large part to the acquisitions of Mastermind in late October 2001 and Swan in early December 2002. The increase is also attributable, to a lesser extent, to increased research and development spending related to convergence applications and new IP endpoint development. In 2002, research and development expenses were directed principally toward the continued development of the AXXESS software and systems (including versions 6.0 and 7.0), unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications.

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

     Amortization of Goodwill and Purchased Intangible Assets. We adopted SFAS No. 142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of December 31, 2002, no impairment of goodwill has been recognized. Although amortization of goodwill ceased for 2002, goodwill amortization totaled $1.9 million in 2001, reflecting amortization from acquisitions completed prior to 2002. For additional information regarding SFAS 142, see “Goodwill and Other Intangible Assets” in Note A of Notes to Consolidated Financial Statements.

     Amortization of purchased intangible assets included in operating expenses was $1.1 million in 2002 compared to $677,000 for 2001. The increases in the amortization of purchased intangible assets for 2002 compared to 2001 was primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note A “Goodwill and Other Intangible Assets” and Note B “Acquisitions, Dispositions and Restructuring Charges “ to Consolidated Financial Statements.

     Other Charges. We recorded no charges in 2002. In connection with the sale of 83 percent of our interest in Inter-Tel.NET in July 2001, we recorded a pre-tax charge or $5.4 million during 2001, which reduced net income by $3.4 million, or $0.13 per share after-tax. This charge was associated with the impairment of our remaining investment in Inter-Tel.NET. The impairment was measured as the difference between the carrying value of Inter-Tel’s remaining 17% interest in Inter-Tel.NET and the estimated fair market value of the 17% interest.

     Litigation Settlement, Net of Costs Except Taxes. In May 2001, Inter-Tel entered into an agreement to submit to binding arbitration a lawsuit we filed in 1996. The arbitration was completed in January 2002 and, as a result of the arbitration, Inter-Tel received a one-time gross cash award of $20 million in February 2002. Direct costs for attorney’s fees, expert witness costs, arbitration costs and additional payments and expenses, totaled approximately $4.5 million in 2002, excluding income taxes, for a net award of approximately $15.5 million. The estimated net proceeds from this arbitration settlement were approximately $9.5 million after taxes, or $0.37 per diluted share for the year ended December 31, 2002.

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

     Interest expense. Interest expense was $156,000 in 2002, a decrease of $312,000 compared to $468,000 in 2001, due primarily to reduced interest on capital leases held by Inter-Tel.NET, 83% of which was sold in July 2001.

     Other. In 2002 included in other income was an expense of approximately $1.2 million related to the write-down of Inter-Tel’s investment in Inter-Tel.NET/Vianet. Other than the write-down, interest and other income in all periods consisted primarily of interest income and foreign currency transaction gains and losses.

     Income Taxes. Our effective income tax rate for 2002 increased to 37.8% compared to 37.0% for 2001. The rate increased primarily as a result of higher marginal tax rates anticipated from higher net income.

     Net Income. Net income for 2002, including the litigation settlement in 2002, increased to $38.6 million, or $1.49 per diluted share, compared to 2001 net income of $13.0 million, or $0.52 per diluted share, including the charge for the impairment of the investment in Inter-Tel.NET.

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

2001 and 2000 Other Charges.

     Set forth herein is a further description of the items reflected in other charges during the years ended December 31, 2001 and 2000, as well as subsequent events and activity occurring through 2003.

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

     During 1999, 2000 and 2001, Inter-Tel.NET entered into operating lease agreements totaling approximately $6.5 million from an equipment vendor for network equipment and software. The lease agreements required Inter-Tel.NET to purchase vendor maintenance on their products. Inter-Tel originally guaranteed the indebtedness. In February 2003, we executed an agreement with Vianet and this vendor releasing Inter-Tel from its guarantee of any and all of these obligations, and Inter-Tel and Vianet released the vendor from claims arising from the failure of the network equipment and software previously leased. As part of this agreement, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, in exchange for the release of the remaining collateral and as payment of the loan. Inter-Tel had also retained a collateral interest in a Vianet shareholder’s variable forward option contract that matured in April and May of 2003, and for which we received no value for the collateral interest. After an adjustment of $124,000 in 2003 related to a recovery of our investment and adjustment of projected costs to actual costs associated with the 2002 write-down in the Vianet investment, the estimated value received in this transaction was equivalent to our remaining investment value, less accruals for potential obligations to the vendor discussed above.

     Inter-Tel retains its ownership interest in Vianet and will account for the remaining investment interest of approximately 10% in Vianet using the cost method of accounting. At December 31, 2003, our net investment in Vianet was recorded at no value.

     Executone. On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. (Executone). The Executone transaction was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes) was written-off as purchased in-process research and development. In connection with the Executone acquisition, we sold Executone’s manufacturing assets and liabilities to Varian of Tempe, Arizona at a net book value of $6.6 million.

     During the second quarter of 2000, we decided to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to our exit plan and closure of the Executone operations. We have accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. We finalized our plan for the exiting of activities and the involuntary termination or relocation of the employees. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly as of December 31, 2003.

     Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. We are liable for the lease on the Milford buildings through January 14, 2005. Various other furniture, computer and equipment leases terminated on varying dates through September 2002. To date, we have entered into sublease agreements with third parties to sublease portions of the facility. The reserve for lease and other contractual obligations is identified in the table below.

     The total restructuring charge from this event totaled $50.9 million. The following tables summarize details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through December 31, 2003. Activity represents payments made or amounts written off.

(In thousands)

	Cash/						Reserve
	Non-	Restructuring	2000	2001	2002	2003	Balance
Description	Cash	Charge	Activity	Activity	Activity	Activity	At 12/31/03
Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,558	$2	$20	$3	$—
Other Plant closure costs	Cash	(230)	30	200	—	—	—
Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	1,348	1,489	2,594	767	(1,246)
Other contractual obligations	Cash	(1,700)	—	1,700	—	—	—
Impairment of Assets:
Inventories	Non-Cash	(3,454)	1,376	209	1,869	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—	—	—
Accounts receivable	Non-Cash	(1,685)	521	245	88	831	—
Fixed assets	Non-Cash	(3,151)	2,942	—	53	14	(142)
Net intangible assets	Non-Cash	(29,184)	29,184	—	—

Total		$(50,916)	$39,444	$3,845	$4,624	$1,615	$(1,388)

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

Liquidity and Capital Resources

(In thousands)	2003	2002	2001
Net cash provided by operating activities	$54,890	$77,195	$75,006
Net cash used in investing activities	(27,040)	(56,565)	(17,604)
Net cash provided by (used in) financing activities	2,424	5,498	(25,710)

Increase in cash and equivalents	30,274	26,128	31,692
Cash and equivalents at beginning of year	84,923	58,795	27,103

Cash and equivalents at end of year	$115,197	$84,923	$58,795

     At December 31, 2003, cash and equivalents and short-term investments totaled $174.5 million, which represented an increase of approximately $48.7 million from the $125.8 million total at December 31, 2002. We maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2004. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers and we intend to renew this facility again in 2004. A portion of our cash balances may be used for, among other things, acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $54.9 million for the year ended December 31, 2003, compared to $77.2 million for the same period in 2002. Cash provided by operating activities in 2003 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, provision for losses on receivables and leases, and increased deferred income taxes which was partially offset by cash used in the period by the change in operating assets and liabilities. Cash generated by the increase in deferred income taxes in 2003 totaled $30.3 million compared to $5.0 million in 2002. Cash used in 2003 by the change in operating assets and liabilities was $19.0 million, compared to cash generated by the change in operating assets and liabilities of $15.5 million in 2002. The primary factors for the use of cash for operating accounts in 2003 was an increase in inventories, increased income taxes receivable and increased net investment in sales-leases. We expect to expand sales through our direct sales office and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable and inventories.

     Net cash used in investing activities totaled $27.0 million for the year ended December 31, 2003, primarily in the form of $18.4 million used to purchase short-term investments net of sales and maturities, as well as capital expenditures, compared to net cash used in investing activities of $56.6 million in 2002, including $37.9 million used to purchase short-term investments. Cash used in acquisitions and other investments totaled approximately $3.1 million in 2003 compared to $11.4 million in 2002. Capital expenditures totaled approximately $7.0 million for 2003 compared to $7.6 million in 2002. We anticipate continued capital expenditures during 2004, principally relating to expenditures for equipment and management information systems used in operations, facilities expansion and acquisition activities.

     Net cash provided by financing activities totaled $2.4 million during 2003 compared to net cash provided of $5.5 million in 2002. We expended approximately $207,000 and $13,000 for stock repurchases during 2003 and 2002, respectively, funded by existing cash balances during each period. Repayment of our long-term debt for the year 2003 was $102,000 compared to $481,000 in 2002. During 2003, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a reduction to retained earnings. Net cash used for cash dividends totaled $3.8 million in 2003 and $2.2 million during 2002. Cash provided by the exercise of stock options and stock issuances pursuant to our Employee Stock Purchase Plan totaled $6.5 million in 2003 and $8.2 million in 2002.

     We offer to our customers lease financing and other services, including our TotalSolution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $210.1 and $205.8 million remained unbilled at December 31, 2003 and December 31, 2002, respectively. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. Although we to date have been able to resell the rental streams from leases under the TotalSolution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has provided Inter-Tel with only a limited description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not know what, if any, impact the investigations may have on the Company’s business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business.

     We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the foreseeable future. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.

Contractual Obligations

     We had the following contractual obligations outstanding:

	Amount of Commitment Expiration Per Period
	(in thousands)
		Less Than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

December 31, 2003
Operating lease obligations, primarily for building and equipment leases	$22,740	$9,896	$9,609	$3,235	$—
Letters of credit	—	—	—	—	—

Totals at December 31, 2003	$22,740	$9,896	$9,609	$3,235	$—

December 31, 2002
Operating lease obligations, primarily for building and equipment leases	$28,819	$9,390	$13,939	$5,142	$348
Letters of credit	545	545	—	—	—

Totals at December 31, 2002	$29,364	$9,935	$13,939	$5,142	$348

     Noncancellable operating leases are primarily for buildings. Included in the operating lease obligation totals noted above are payments due on our building lease in Milford, Connecticut associated with the Executone acquisition in 2000. In connection with the Executone charge taken in 2000, we included in the charge anticipated lease costs through the lease termination date, offset by expected sublease receipts. The total costs included in operating lease obligations referred to above, which are associated with the Milford lease, total $2.9 million in 2004 and $121,000 in 2005. The Milford lease expires on January 14, 2005 and we will not renew that lease. Certain of the leases contain provisions for renewal options and scheduled rent increases. At December 31, 2003, future minimum commitments under noncancellable leases, including our headquarters facility and a 15 year lease for our research and development facility and 63 month lease for our distribution and support facility, are as follows: 2004 — $9,896,000; 2005 — $5,646,000; 2006 – $3,963,000; 2007 — $2,502,000; 2008 — $733,000.

     In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity will perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity can also earn bonus payments totaling up to $1,000,000 during 2004 for meeting certain development milestones. As of December 31, 2003, we did not consider the milestone bonuses to be probable or reasonably estimable, nor had technological feasibility of the underlying technology been achieved to provide for viable product sales; therefore, no bonus payments have been accrued, and the monthly cost of services performed totaling approximately $525,000 has been expensed in research and development costs for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. However, we offer to our customers lease financing and other services through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. For more information regarding our lease portfolio and financing, please see “Liquidity and Capital Resources” above and Notes A and D of Notes to Consolidated Financial Statements.

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

     Revenue Recognition. In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” The Company applies the provisions of SAB 104 to all revenue transactions. SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Revenue derived from sales of systems and services to end-user customers is recognized upon primary installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided.

     For shipments to dealers and other distributors, our revenues are recorded as products are shipped and services are rendered, because the sales process is complete. These shipments are primarily to third-party dealers and distributors, and title passes when goods are shipped (free-on-board shipping point). Long distance services revenues are recognized as service is provided.

     Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 104, as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The costs of systems installed under these sales-leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in long-term liabilities on our balance sheet for off-balance sheet leases.

     Historically, our reserves have been adequate to cover write-offs. During the year ended December 31, 2003, our total reserve for losses related to the lease portfolio declined from 6% to 5.7%, primarily as a result of improved write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

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

     When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, we ceased amortizing goodwill arising from acquisitions completed prior to July 1, 2001. Inter-Tel has tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Inter-Tel has performed the first of the required impairment tests for goodwill as of December 31, 2003 and has determined that the carrying amount of goodwill is not impaired.

     Inter-Tel has adopted SFAS 142 effective January 1, 2002. Application of the nonamortization provisions of SFAS 142 resulted in an increase in income from continuing operations before income taxes of approximately $1.8 million in 2003 and 2002.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine the reserve for obsolete or excess inventory and we make our assessment primarily on a significant product by product basis for the immediately preceding twelve-month period, adjusted for expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. If actual customer demand, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.

     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at December 31, 2003, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 123 as of December 31, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This statement requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 were effective for financial statements of interim and annual periods ending December 15, 2002. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). This statement requires specified variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003 and beginning July 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. Our exposure to variable interest entities is limited and the adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

     INVESTMENT PORTFOLIO. We do not use derivative financial instruments in our non-trading investment portfolio. Inter-Tel maintains a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. Inter-Tel makes investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines.

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

     LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our Total Solutions program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental payment streams under the leases. Upon the sale of the rental payment streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience, past due accounts and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis and Notes A and D of Notes to Consolidated Financial Statements for more information regarding our lease portfolio and financing.

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

The information required by this Item is incorporated herein by reference to Exhibit 13.0.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information relating to Inter-Tel, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and was made known to our principal executive officer and principal accounting officer during the period when this report was being prepared to allow timely decisions regarding required disclosure.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

     Certain information required by Part III is omitted from this report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and the information included therein is incorporated herein by reference to the extent the information required by Part III is not provided below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the executive officers of Inter-Tel and their ages, titles, and biographies as of the end of the period covered by this report are set forth below.

     Steven G. Mihaylo; age 60; Chairman of the Board of Directors, Chief Executive Officer and President. Mr. Mihaylo, the founder of Inter-Tel, has served as Chairman of the Board of Directors of Inter-Tel from July 1969 to October 1982 and from September 1983 to the present. He served as President of Inter-Tel from 1969 to 1983, from 1984 to December 1994, and from May 1998 to present. Mr. Mihaylo has served as Inter-Tel’s Chief Executive Officer since the Company’s formation in July 1969.

     Craig W. Rauchle; age 48; Executive Vice President and Chief Operating Officer. Mr. Rauchle was elected Chief Operating Officer in August 2001 and has been our Executive Vice President since December 1994. As Chief Operating Officer, Mr. Rauchle is responsible for Inter-Tel’s sales and support functions, marketing, procurement, distribution and research and development activities. He had been our Senior Vice President and continues as President of Inter-Tel Technologies, Inc., our wholly owned sales subsidiary. Mr. Rauchle joined Inter-Tel in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc. Mr. Rauchle holds a Bachelor of Arts degree in Communications from the University of Denver.

     Norman Stout; age 46; Executive Vice President and Chief Administrative Officer. Mr. Stout was elected Executive Vice President, Chief Administrative Officer and President of Inter-Tel Software and Services in June 1998. As Chief Administrative Officer, Mr. Stout is responsible for Inter-Tel’s strategic planning, mergers and acquisitions, leasing business and centralized corporate support functions including finance, treasury, accounting, human resources, legal, MIS and eCommerce. From October 1994 to June 1998, he served as one of our directors. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout was previously President of Superlite Block, a subsidiary of Oldcastle Architectural Products and a manufacturer of concrete products, since February 1993. Prior thereto he was employed by Boorhem-Fields, Inc. of Dallas, Texas, a manufacturer of crushed stone, as Chief Executive Officer from 1990 to 1993 and as Chief Financial Officer from 1986 to 1990. Prior to that, Mr. Stout was a Certified Public Accountant with Coopers & Lybrand. He currently serves on the board of Hypercom Corporation, a public company headquartered in Phoenix, Arizona. Mr. Stout holds a Bachelor of Science degree in Accounting from Texas A&M and an MBA from the University of Texas.

     Jeffrey T. Ford; age 42; Senior Vice President and Chief Technology Officer. Mr. Ford was elected Senior Vice President in May 1998 and has served as our Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. (IIS) in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering of Inter-Tel Integrated Systems from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a Bachelor of Science degree in Computer Systems Engineering from Arizona State University and an SEP certificate from the Stanford Graduate School of Business.

     Kurt R. Kneip; age 41; Chief Financial Officer, Senior Vice President and Secretary. Mr. Kneip has served as our Chief Financial Officer since September 1993. He has served as Senior Vice President since February 2003 and as Vice President from September 1993 to February 2003. He was elected Secretary and Treasurer in October 1994. In May 1996 he was elected Assistant Treasurer, as John Abbott was elected Treasurer. He joined Inter-Tel in May 1992 as Director of Corporate Tax, after seven years with the accounting firms of Ernst & Young and KPMG Peat Marwick. Mr. Kneip is a Certified Public Accountant, and holds a Bachelor of Science degree in Commercial Economics from South Dakota State University and a Masters Degree in Professional Accountancy from the University of South Dakota.

Code of Business Conduct

     Inter-Tel has a Code of Business Conduct (“Code”) that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. This code is posted on our Internet web site. The Internet address for our web site is http://www.inter-tel.com, and the code may be found as follows:

1.	From our main web page, first click on “About Inter-Tel.”

2.	Next, click on “Code of Business Conduct.”

     We will provide a copy of the Code upon request made by email to financialinfo@inter-tel.com or by writing to us at Inter-Tel, Incorporated, Attention: Investor Relations, 1615 S. 52nd Street, Tempe, Arizona 85281. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our web site, at the address and location specified above, and to the extent required, by filing a Current Report on Form 8-K with the SEC disclosing such information.

     Additional information required by this Item is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included under the caption “Executive Compensation” in the Company’s Proxy Statement incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included under the caption “Security Ownership of Management” in the Company’s Proxy Statement incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

1. Financial Statements

The following consolidated financial statements of Inter-Tel, Incorporated, and subsidiaries, are incorporated by reference to Exhibit 13.0:

Report of Ernst & Young LLP, Independent Auditors
Consolidated balance sheets—December 31, 2003 and 2002
Consolidated statements of income—years ended December 31, 2003, 2002 and 2001
Consolidated statements of shareholders’ equity—years ended December 31, 2003, 2002 and 2001
Consolidated statements of cash flows—years ended December 31, 2003, 2002 and 2001
Notes to consolidated financial statements

2. Financial Statement Schedules

The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

Schedule for the three years ended December 31, 2003:

Schedule II—Valuation and Qualifying Accounts	Page No. 51

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

3.1(10)	Articles of Incorporation, as amended.

3.2(16)	By-Laws, as amended.

10.15(1)	Registrant’s form of standard Distributor Agreement.

10.16(1)	Registrant’s form of standard Service Agreement.

10.35(3)	Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

10.37(3) *	Tax Deferred Savings Plan.

10.51(11) *	1990 Directors’ Stock Option Plan and form of Stock Option Agreement.

10.52(15) *	Inter-Tel, Incorporated Long-Term Incentive Plan and forms of Stock Option Agreements.

10.53(12)	Agreement between Registrant and Maxon Systems, Inc. dated February 27, 1990.

10.54(12)	Agreement between Registrant and Varian Tempe Electronics Center dated February 26, 1991.

10.55(12)	Agreement between Registrant and Jetcrown Industrial Ltd. dated February 18, 1993.

10.56(13) *	Employee Stock Ownership Plan.

10.57(14)	Loan and Security Agreement dated March 4, 1997 between Bank One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.

10.58 (16)	Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

10.59(17) *	Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

10.60(18) *	Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

10.61(19) *	Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.

10.62(20)	Computer Telephony Asset Purchase Agreement dated as of October 17, 1999 by and between Executone Information Systems, Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business Information Systems, Inc.

10.63(21) *	Form of Key Employee Tier 1 Change of Control Severance Agreement.

10.64(21) *	Form of Key Employee Tier 2 Change of Control Severance Agreement.

13.0 (21)	Excerpts from Annual Report to Security Holders.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-70437).

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 2-94805).

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211), Registration Statement on Form S-8 (File No. 333-106868) and Registrant’s Annual Report on Form 11-K for the year ended December 31, 2002 (File No. 0-10211)

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-40353).

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-70054).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-73620).

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).

(15)	Incorporated by reference to Registrant’s Proxy Statement dated March 23, 1994 and to Registrant’s Registration Statement on Form S-8 (File No. 33-83826).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197, 333-85098 and 333-104642).

(18)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-87474).

(19)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-56872, 333-67261 and 333-85098).

(20)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 333-67261).

(21)	Filed herewith, except as noted.

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

(b)  Reports on Form 8-K.

1.	On October 21, 2003, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 12 (Results of Operations and Financial Condition) to report our press release dated October 20, 2003 announcing GAAP and non-GAAP results for the fiscal quarter ended September 30, 2003, and comparing such results with the results for the quarter ended September 30, 2002.

2.	On February 17, 2004, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 12 (Results of Operations and Financial Condition) to report our press release dated February 17, 2004 announcing GAAP and non-GAAP results for the fiscal quarter and year ended December 31, 2003, and comparing such results with the results for the fiscal quarter and year ended December 31, 2002.

(c)  Exhibits.

10.63	Form of Key Employee Tier 1 Change of Control Severance Agreement

10.64	Form of Key Employee Tier 2 Change of Control Severance Agreement

13.0	Excerpts from Annual Report to Security Holders.

21	Subsidiaries of Inter-Tel, Incorporated

23.0	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Steven G. Mihaylo
Chairman and Chief Executive Officer

Dated: March 12, 2004

EXHIBIT 24.1—POWER OF ATTORNEY

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

Signature	Title	Date

/s/ Steven G. Mihaylo Steven G. Mihaylo	Chairman and Chief Executive Officer	March 10, 2004

/s/ Kurt R. Kneip Kurt R. Kneip	Sr. Vice President and Chief Financial Officer	March 10, 2004

/s/ J. Robert Anderson J. Robert Anderson	Director	March 10, 2004

/s/ Jerry W. Chapman Jerry W. Chapman	Director	March 9, 2004

/s/ Gary D. Edens Gary D. Edens	Director	March 10, 2004

/s/ C. Roland Haden C. Roland Haden	Director	March 10, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	COL. A	COL. B	COL. C		COL. D		COL. E

		ADDITIONS
			Charged
	Balance at	Charged	to Other		Charged to		Balance
	Beginning	to Costs	Accounts		Deductions		at End of
DESCRIPTION	of Period	& Expenses	Describe		Describe		Period

Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$12,159	$3,164	$(770	)(4)	$3,543	(2)	$11,010
Allowance for lease accounts	13,052	4,528	—		2,826	(2)	14,754
Inventory allowance	10,558	991	—		4,597	(3)	6,952

Year ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$11,858	$4,177	$517	(4)	$4,393	(2)	$12,159
Allowance for lease accounts	10,736	6,356	—		4,040	(2)	13,052
Inventory allowance	13,202	1,526	—		4,170	(3)	10,558

Year ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	17,187	6,260	207	(4)	11,796	(1, 2)	11,858
Allowance for lease accounts	9,200	5,840	—		4,304	(2)	10,736
Inventory allowance	11,897	1,614	2,000	(4)	2,309	(3)	13,202

(1)	Includes $4.6 million related to Executone acquisition adjustments and included in the balance at end of 2000. Additionally, this includes $1.9 million transferred to Comm-Services with the sale of Inter-Tel.NET that was also included in the balance at end of period.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Inventory written off or sold.

(4)	Acquisition related adjustments.

Exhibit Index

10.63	Form of Key Employee Tier 1 Change of Control Severance Agreement

10.64	Form of Key Employee Tier 2 Change of Control Severance Agreement

13.0	Excerpts from Annual Report to Security Holders. Filed herewith.

21	Subsidiaries of Inter-Tel, Incorporated

23.0	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002