Form 10-Q
period 2004-03-31
INTER TEL INC
filed 2004-05-10
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
March 31, 2004	0-10211

INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994

1615 S. 52 nd Street
Tempe, Arizona 85281

(480) 449-8900

Title of Class	Outstanding as of April 30, 2004
Common Stock, no par value	25,683,881

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
(in thousands, except share amounts)	(Unaudited)	(Note A)
ASSETS
CURRENT ASSETS
Cash and equivalents	$134,290	$115,197
Short-term investments	56,940	59,334

Total cash and short-term investments	191,230	174,531
Accounts receivable, net of allowances of $10,814 in 2004 and $11,010 in 2003	38,018	43,434
Inventories, net of allowances of $6,768 in 2004 and $6,952 in 2003	18,766	14,648
Net investment in sales-leases, net of allowances of $822 in 2004 and $749 in 2003	16,403	15,502
Income taxes receivable	2,934	8,196
Deferred income taxes	13,456	13,789
Prepaid expenses and other assets	6,994	6,432

TOTAL CURRENT ASSETS	287,801	276,532
PROPERTY, PLANT & EQUIPMENT	24,027	24,657
GOODWILL	17,861	17,967
PURCHASED INTANGIBLE ASSETS	8,043	8,191
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,940 in 2004 and $1,985 in 2003	32,932	32,529

	$370,664	$359,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,571	$28,386
Other current liabilities	44,692	47,585

TOTAL CURRENT LIABILITIES	72,263	75,971
DEFERRED TAX LIABILITY	62,591	57,996
LEASE RECOURSE LIABILITY	12,017	12,020
RESTRUCTURING RESERVE	—	49
OTHER LIABILITIES	6,432	6,535
SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued–27,161,823 shares; outstanding–25,655,381 at March 31, 2004 and 25,429,642 shares at December 31, 2003	115,203	113,960
Retained earnings	119,086	113,299
Accumulated other comprehensive income	1,317	1,025

	235,606	228,284
Less: Treasury stock at cost – 1,506,442 shares at March 31, 2004 and 1,732,181 shares at December 31, 2003	(18,245)	(20,979)

TOTAL SHAREHOLDERS’ EQUITY	217,361	207,305

	$370,664	$359,876

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except	Three Months Ended March 31,
per share amounts)	2004	2003
NET SALES	$98,031	$84,169
Cost of sales	45,933	40,095

GROSS PROFIT	52,098	44,074
Research & development	6,035	5,234
Selling, general, and administrative	35,004	31,246
Amortization of purchased intangible assets	445	428

	41,484	36,908

OPERATING INCOME	10,614	7,166
Interest and other income	506	443
Foreign currency transaction losses	(161)	(40)
Interest expense	(46)	(32)

INCOME BEFORE INCOME TAXES	10,913	7,537
Income tax provision	4,093	2,865

NET INCOME	$6,820	$4,672

NET INCOME PER SHARE
Basic	$0.27	$0.19
Diluted	$0.25	$0.18

DIVIDENDS PER SHARE	$0.06	$0.03

Weighted average basic common shares	25,543	24,920
Weighted average diluted common shares	27,350	26,039

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$6,820	$4,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	1,881	1,798
Amortization of patents included in research and development expenses	55	55
Amortization of purchased intangible assets	445	428
Provision for losses on receivables	429	933
Provision for losses on leases	1,045	1,120
Provision for inventory valuation	191	80
Decrease in other liabilities	(996)	(1,031)
Loss on sale of property and equipment	—	37
Deferred income taxes	4,928	932
Effect of exchange rate changes	292	70
Changes in operating assets and liabilities	1,122	(2,033)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,212	7,061

INVESTING ACTIVITIES
Purchases of short-term investments	(19,989)	(33,153)
Maturities and sales of short-term investments	22,383	18,698
Additions to property and equipment and equipment held under lease	(1,219)	(837)
Proceeds from disposal of property and equipment	8	63

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,183	(15,229)

FINANCING ACTIVITIES
Cash dividends paid	(1,525)	(747)
Treasury stock purchases	—	(9)
Payments on term debt	(17)	(13)
Proceeds from exercise of stock options, including shareholder loan repayments	3,240	240

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,698	(529)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	19,093	(8,697)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	115,197	84,923

CASH AND EQUIVALENTS AT END OF PERIOD	$134,290	$76,226

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     Certain prior year amounts have been reclassified to conform with the current period presentation.

Stock-Based Compensation

     We grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. We account for such stock option grants using the intrinsic-value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations. Under APB 25, we generally recognize no compensation expense with respect to such awards. Also, we do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

     The pro forma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the condensed consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of the Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123,” was determined using the modified Black-Scholes option pricing model and is disclosed as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Net income, as reported	$6,820	$4,672
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax	(783)	(711)

Pro forma net income	$6,037	$3,961

Earnings per share of common stock Basic – as reported	$0.27	$0.19
Basic – pro forma	$0.24	$0.16
Diluted – as reported	$0.25	$0.18
Diluted – pro forma	$0.22	$0.15

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the low end of reasonable assumptions for input variables rather than attempting to identify a best-point estimate. The option pricing model utilized the following weighted average assumptions for 2004 and 2003, respectively: risk free interest rates of 2.81% for 2004 and 2.73% for 2003; dividend yields of 0.82% for 2004 and 1.20% for 2003; volatility factors of the expected market price of our stock averaged 0.46 for 2004 and 0.59 for 2003. Employee stock options vest over four to five year periods and director options vest at the end of six months from the grant date.

Contingencies

     We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at March 31, 2004, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the financial condition of the Company.

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has provided Inter-Tel with a limited description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not know what, if any, impact the investigations may have on the Company’s business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business.

Recent Accounting Standards and Pronouncements

     Revenue Arrangements with Multiple Deliverables. In November 2002, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF 00-21 did not have a material impact on its financial position, results of operations or liquidity.

     Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company’s adoption of FIN 46 did not have a material impact on its financial position, results of operations or liquidity.

NOTE B—EARNINGS PER SHARE

     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Numerator:
Net income	$6,820	$4,672

Denominator:
Denominator for basic earnings per share – weighted average shares	25,543	24,920
Effect of dilutive securities:
Employee and director stock options	1,807	1,119

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	27,350	26,039

Basic earnings per share	$0.27	$0.19
Diluted earnings per share	$0.25	$0.18

     At March 31, 2004 and 2003, options to purchase 49,000 and 505,350 shares, respectively, of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive.

NOTE C – ACQUISITIONS, TECHNOLOGY INVESTMENTS AND RESTRUCTURING CHARGES

     New Sales Offices in Tennessee. In connection with opening two new sales offices in Tennessee during January 2004, we acquired certain assets and assumed certain liabilities relating to a customer base of a former dealer. The total assets acquired and liabilities assumed were approximately $0.2 million and $0.5 million, respectively. Purchased intangibles recorded as a result of the transaction totaled $0.3 million. No goodwill was recorded in connection with this transaction. The balance included in other purchased intangible assets will be amortized over a period of five years.

     New Sales Office in Philadelphia. In connection with opening a new sales office in Pennsylvania during December 2003, we acquired certain assets and assumed certain liabilities relating to a customer base of a former dealer. The total assets acquired and liabilities assumed were approximately $0.5 million and $0.9 million, respectively. Total goodwill and purchased intangibles recorded as a result of the transaction were $0.3 million and $0.1 million, respectively. The goodwill balance will be accounted for in accordance with SFAS 141 and 142. The balance included in the $0.1 million in other purchased intangible assets is being amortized over a period of five years.

     Technology Investment. In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity will perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity can also earn bonus payments totaling up to $1,000,000 during 2004 for meeting certain development milestones. Two milestones totaling $250,000 were achieved and expensed in research and development costs for the quarter ended March 31, 2004. As of March 31, 2004, we did not consider the remaining milestone bonuses to be probable or reasonably estimable, nor had technological feasibility of the underlying technology been achieved to provide for viable product sales; therefore, no additional bonus payments have been accrued. In addition to the milestone achievements charged to expense of $250,000 in the first quarter of 2004, the cost of services performed totaling approximately $262,000 have been expensed in research and development costs for the quarter ended March 31, 2004. No costs were incurred during the quarter ended March 31, 2003, because the agreement was not yet in effect.

     Swan. On December 3, 2002, Inter-Tel Integrated Systems, Inc., our wholly-owned subsidiary, acquired 100% of the capital stock of Swan Solutions Limited (Swan) in England and Wales, for $4.0 million in cash. $3.0 million was paid at closing, $250,000 was paid in June 2003 and $250,000 was paid in December 2003. The remaining $500,000 was subject to the achievement of five performance milestones at $100,000 each. As of March 31, 2004, portions of four of the five $100,000 milestones were achieved for which $350,436 was paid to the Swan shareholders. The final $100,000 milestone achievement will be determined by June 3, 2004. Payments relating to the achievement of performance milestones were capitalized and are being amortized as purchased intangible assets over five years. In total, the Company recorded amortizable intangible technology assets totaling $3.9 million in connection with this acquisition. These technology assets are being amortized over five years. During the quarters ended March 31, 2004 and March 31, 2003, the amortization of purchased intangible assets from Swan was approximately $197,000 and $172,000, respectively.

     Each of the acquisitions discussed above were not material business acquisitions either individually or collectively and each has been accounted for using the purchase method of accounting. The results of operations of each of these acquisitions have been included in our accompanying consolidated statements of operations from the date of acquisitions.

     The values for acquired developed technology were determined based on the negotiated prices paid to acquire the technology. Each of our technology acquisitions, including Swan and “Technology Investment” noted above and other prior technology acquisitions, was made primarily to acquire a specific technology, rather than for the purpose of acquiring an operating company. The technologies acquired have been used to add additional features/applications to our current products, sold separately as new products or obtained primarily for use with our next generation of products.

     The weighted-average amortization period for total purchased intangibles as of December 31, 2003 and March 31, 2004 was 7 years. The weighted-average amortization period as of December 31, 2003 and March 31, 2004 for developed technology was 7.5 years, and 4.8 years for customer lists and non-compete agreements.

     Executone Restructuring Charge. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly through March 31, 2004.

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

     The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through March 31, 2004.

			Activity		Reserve
	Cash/	Restructuring	Through	2004	Balance At March
(in thousands)	Non-Cash	Charge	2003	Activity	31, 2004
Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,583	$—	$—
Other plant closure costs	Cash	(230)	230	—	—
Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	6,198	285	(961)
Other contractual obligations	Cash	(1,700)	1,700	—	—
Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—
Accounts receivable	Non-Cash	(1,685)	1,685	—	—
Fixed assets	Non-Cash	(3,151)	3,009	—	(142)
Net intangible assets	Non-Cash	(29,184)	29,184	—	—

Total		$(50,916)	$49,528	$285	$1,103

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

     On January 1, 2002, Inter-Tel adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.

     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill. Inter-Tel has not recorded any amortization for acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141 after January 1, 2002.

     The Company performs an annual impairment test on goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2003 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At March 31, 2004, the Company’s goodwill all relates to entities within the Company that generate revenues for all segments of the Company. Therefore, the reporting unit has been defined as the entire company and fair value has been determined for the Company as a whole in order to determine the recoverability of the recorded goodwill. The Company considered both the discounted cash flows for the Company and the market capitalization using average common stock prices in determining that no impairment has occurred.

     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value.

     At March 31, 2004 and December 31, 2003, goodwill, net of accumulated amortization, totaled $17.9 million and $18.0 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $8.0 million at March 31, 2004 and $8.2 at December 31, 2003. Accumulated amortization through March 31, 2004 was $11.5 million, including $5.0 million of goodwill accumulated amortization and $6.5 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2003 was $11.0 million, including $5.0 million of goodwill accumulated amortization and $6.0 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5 year lives) and non-competition agreements (2-5 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

NOTE E – SEGMENT INFORMATION

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

     For the quarters ended March 31, 2004 and 2003, we generated income from business segments as follows:

	Three Months Ended March 31, 2004
		Resale of Local and
		Long Distance
(In thousands, except per share amounts)	Principal Segment	Services	Total
Net sales	$86,787	$11,244	$98,031
Gross profit	47,798	4,300	52,098
Operating income	8,442	2,172	10,614
Interest and other income	450	56	506
Foreign currency transaction losses	(161)	—	(161)
Interest expense	(45)	(1)	(46)
Net income	$5,436	$1,384	$6,820
Net income per diluted share	$0.20	$0.05	$0.25
Weighted average diluted shares	27,350	27,350	27,350
Total assets	$350,924	$19,740	$370,664
Depreciation and amortization	2,367	14	2,381

	Three Months Ended March 31, 2003
		Resale of Local and
		Long Distance
(In thousands, except per share amounts)	Principal Segment	Services	Total
Net sales	$75,675	$8,494	$84,169
Gross profit	41,560	2,514	44,074
Operating income	5,980	1,186	7,166
Interest and other income	409	34	443
Foreign currency transaction losses	(40)	—	(40)
Interest expense	(32)	—	(32)
Net income	$3,916	$756	$4,672
Net income per diluted share	$0.15	$0.03	$0.18
Weighted average diluted shares	26,039	26,039	26,039
Total assets	$262,714	$17,743	$280,457
Depreciation and amortization	2,269	12	2,281

     Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $94.8 million, or 96.7% of total revenues, and $81.7 million, or 97.0% of total revenues for the quarters ended March 31, 2004 and 2003, respectively. The Company’s revenues from international sources were primarily generated from customers located in the United Kingdom, Europe and Asia. In the first quarters of 2004 and 2003, revenues from customers located internationally accounted for 3.3% and 2.9% of total revenues, respectively. Our applicable long-lived assets at March 31, 2004, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $46.6 million and the amount in foreign countries was $3.3 million at March 31, 2004. At December 31, 2003, the net amount located in the United States was $47.3 million and the amount in foreign countries was $3.5 million.

NOTE F – NET INVESTMENT IN SALES-LEASES

     Net investment in sales-leases represents the value of sales-leases presently held under our Total Solution program. We currently sell the rental payments due to us from some of the sales-leases. We maintain reserves against our estimate of potential recourse for the balance of sales-leases and for the balance of sold rental payments remaining unbilled. The following table provides detail on the total net balances in sales-leases:

	March 31,	December 31,
(in thousands)	2004	2003
Lease balances included in consolidated accounts receivable, net of allowances of $1,558 in 2004 and $1,774 in 2003	$5,128	$7,240
Net investment in Sales-Leases:
Current portion, net of allowances of $822 in 2004 and $749 in 2003	16,403	15,502
Long-term portion, includes residual amounts of $987 in 2004 and $652 in 2003, net of allowances of $1,940 in 2004 and $1,985 in 2003	32,932	32,529

Total investment in Sales-Leases, net of allowances of $4,320 in 2004 and $4,508 in 2003	54,463	55,271
Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $12,017 in 2004 and $12,020 in 2003	205,328	198,091

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$259,791	$253,362

Total allowances for entire lease portfolio (including limited recourse liabilities)	$16,337	$16,528

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

	Quarter Ended Year Ended
(In thousands)	March 31, 2004	December 31, 2003
Sales of rental payments	$26,868	$88,352
Sold payments remaining unbilled at end of period	$217,345	$210,111

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

Overview

     Inter-Tel (Nasdaq: INTL), incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:

•	Axxess® by Inter-Tel and EncoreCX® by Inter-Tel converged voice and data business communication systems,

•	integrated voice mail, voice processing and unified messaging systems,

•	IP telephony voice and data routers, and e-commerce software,

•	managed services, including voice and data network design and traffic provisioning, custom application development, and financial solutions packages (leasing),

•	networking applications,

•	local and long distance calling services and other communications services and peripheral products,

•	call accounting software, computer-telephone integration (CTI) applications, and

•	maintenance and support services for our products.

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 31, 2004, we had 52 direct sales offices in the United States, one in Japan, and a network of hundreds of dealers and VARs, primarily in the United States, which purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in Japan and Mexico. We also maintain a research and development and software sales office in the United Kingdom.

     Key performance indicators that we use in order to manage our business and evaluate our financial and operating performance include: revenues, costs and gross margins, and cash flows.

     Inter-Tel recognizes revenue from the following significant sources of revenue:

•	End-user sales through our direct sales offices and government and national accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided.

•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). We provide a number of incentives, promotions and awards to certain dealers and other distributors. These incentives primarily represent discounts (which are recognized as a reduction of sales), advertising allowances and awards (which are recognized as marketing expense) and management assistance (which is expensed as incurred).

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Sales-leases. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.

•	Maintenance. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, parts and service overhead. Total costs of goods and services sold increased 14.6%, or $5.8 million, to $45.9 million for the quarter ended March 31, 2004, compared to $40.1 million for the same period in 2003. Our consolidated gross margin percentage increased to 53.1% in the first quarter of 2004 compared to 52.4% in the first quarter of 2003. This increase was attributable to several factors, including a higher absorption of fixed costs on increased sales volume, higher proportion of revenues from our direct sales offices, higher software content in our products, and cost containment efforts and product design improvements.

     Sales of systems through our direct sales organization typically generate higher gross margins than sales through our dealers and VARs, primarily because we recognize both the wholesale and retail margins on these sales. Conversely, sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and system products. Historically, sales of scrap have not been material and have not affected our profit margins. For revenues recognized under sales-leases, we record the costs of systems installed as costs of sales. Our margins may vary from period to period depending upon distribution channel, product and software mix. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.

     Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. The first quarter of 2004 followed this historical pattern and we do not anticipate a significant change in this trend.

     Cash Flows. At March 31, 2004, Inter-Tel’s cash and short-term investments totaled $191.2 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2004 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment and for most acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the foreseeable future.

     Our consolidated net sales for the quarters ended March 31, 2004 and 2003 were $98.0 million and $84.2 million, respectively. The 16.5% increase in revenue in the first quarter of 2004 compared to the first quarter of 2003 was primarily attributable to improved general economic conditions, as our customers appeared more willing to spend on business communications systems. The increase in net sales can also be attributed in part to new product releases and improved sales in our long distance resale division. However, we cannot provide assurance that the recent increase in revenue will continue in the future as we believe businesses may continue to be reluctant to significantly increase spending on enterprise communications systems in the near future. In addition, we believe many customers are hesitant to invest in traditional voice communication systems as they may be anticipating broader adoption of next-generation communications systems.

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

     The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess system, including adding new applications, enhancing our IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of Session Initiation Protocol (SIP) interfaces and applications as well as the development and a new line of multi-protocol SIP IP endpoints.

     We offer our customers a package of lease financing and other services under the name Total Solution (formerly, Totalease). Total Solution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions. Refer to Note F of Notes to Condensed Consolidated Financial Statements for additional information regarding our program.

Results of Operations

     The following table sets forth certain statement of income data expressed as a percentage of net sales for the periods indicated (amounts have been rounded to the nearest tenth of a percent):

	Three months ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	46.9	47.6

Gross profit	53.1	52.4
Research and development	6.2	6.2
Selling, general and administrative	35.7	37.1
Amortization of purchased intangible assets	0.5	0.5

Operating income	10.8	8.5
Interest and other income	0.5	0.5
Foreign currency transaction gains (losses)	(0.2)	0.0
Interest expense	(0.0)	(0.0)
Income taxes	4.2	3.4

Net income	7.0%	5.6%

     Net Sales. Net sales increased 16.5% to $98.0 million in the first quarter of 2004 compared to $84.2 million in the first quarter of 2003, representing an increase of $13.9 million. Sales from our direct sales offices increased 18.9%, or $7.7 million, in the first quarter of 2004 compared to the first quarter of 2003, including sales attributable to acquisitions in Philadelphia and Tennessee. Excluding these acquisitions, direct office sales increased 16.6% in the first quarter of 2004 compared to 2003. Sales to our dealer network increased by 16.2%, or $3.0 million, in the first quarter of 2004 compared to the first quarter of 2003. Sales from our long distance resale division increased 32.4%, or $2.75 million, sales from our DataNet division increased 39.5%, or $750,000 and international revenues increased 32.5%, or $0.8 million, in the first quarter of 2004 compared to the first quarter of 2003. These increases in the first quarter of 2004 were offset in part by decreases of $0.7 million in sales from our government and national accounts division and $0.8 million in sales from our Network Services Agency division, which receives commissions on local and network services such as T-1 access, frame relay and other voice and data circuit services.

     The increases in net sales for the first quarter of 2004 compared to the first quarter of 2003 from our direct sales offices, dealer channel and international operations were primarily attributable to improved economic conditions affecting our industry, as well as improved revenues in the core business and long distance operations, despite continued competitive pressures and some delayed buying decisions by customers. The increases in net sales were also primarily a result of higher volumes of systems sold. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions were offered to customers to generate sales in both our direct and indirect channels. Sales to new customers in our direct sales channel increased during the first quarter of 2004 on a percentage basis relative to recurring revenues; however, recurring revenues to existing customers increased in dollar volume compared to the same quarter in 2003. The increase in consolidated net sales was offset in part by decreases in net sales in our government and national accounts division, which did not achieve anticipated sales volumes in part due to changes in the management personnel of this division and related lack of focus in the division’s sales and operations.

     Sales from long distance and network services represented a significant percentage of our sales increase in the first quarter of 2004 as compared to the first quarter of 2003. Sales increased in NetSolutions, our long distance resale division, by 32.4%, despite downward pricing pressure and significant competition. Increased sales volume has allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base. On the other hand, network services revenues decreased 52.8% in the first quarter of 2004 compared to the first quarter of 2003, due primarily to revisions to our agency commissions agreement with a Regional Bell Operating Company (RBOC), which deferred revenue recognition on sales and commissions on local and network services such as T-1 access, frame relay and other voice and data circuit services. See Note E of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.

     Gross Profit. Gross profit for the first quarter of 2004 increased 18.2% to $52.1 million, or 53.1% of net sales, from $44.1 million, or 52.4% of net sales, in the first quarter of 2003. The increase in gross profit dollars resulted primarily from a higher volume of consolidated net sales. Gross profit, as a percentage of sales (or gross margin), increased as a result of several different factors, including a higher proportion of revenues from direct sales offices, higher relative software content in our products, cost containment efforts and product design improvements. These factors were offset in part by greater competitive pricing pressures and by pricing discounts or special promotions on telephone system and software sales and related equipment.

     During the first quarter of 2004, recurring revenue dollars increased from existing customers in our direct sales offices, but recurring revenues decreased as a percentage of total sales from this same channel relative to the first quarter of 2003. Existing customers accounted for a significant portion of our net sales from maintenance and other services, additions and/or upgrades, support and training during the first quarter of 2004. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through upgrades to our existing customers. Our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations, although our gross margins improved in the first quarter of 2004 despite lower recurring revenues as a percentage of total net sales, based on the factors discussed above.

     Sales from NetSolutions increased by 32.4%, or $2.75 million, in the first quarter of 2004 as compared to the first quarter of 2003. Although gross margins are generally lower in this division than our consolidated margins, the margins improved in the first quarter of 2004 relative to the first quarter of 2003, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. However, as discussed in further detail above, sales from our network services division decreased 52.8% in the first quarter of 2004 compared to the first quarter of 2003. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of more than 84% during the first quarter of 2004 and more than 92% during the first quarter of 2003. Accordingly, the decrease in sales from this division offset in part our increase in consolidated gross profit and gross margins.

     We cannot accurately predict future consolidated gross margins based on a number of factors, including among others, competitive pricing pressures, sales of systems, software and services through different distribution channels, supplier and agency agreements, and the mix of systems, software and services we sell.

     Research and Development. Research and development expenses for the first quarter of 2004 increased 15.3% to $6.0 million, or 6.2% of net sales, from $5.2 million, or 6.2% of net sales, for the first quarter of 2003. Included in research and development expenses in both the first quarter of 2004 and the first quarter of 2003 is amortization of patents totaling $55,000 in each period. The increase in research and development expenses was primarily attributable to third-party outsourcing of selected development costs, increased personnel to support accelerated Session Initiation Protocol (SIP) applications development and expenses related to testing and launching our Model 8690 phone. The increase is also attributable, to a lesser extent, to increased research and development spending related to our development of convergence applications and new IP endpoint technology. In the first quarter of 2004, research and development expenses were directed principally toward the continued development of the Axxess software and systems (including versions 8.2 and 9.0), unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, certain CTI and IVR applications, and SIP applications. We expect that research and development expenses will increase in absolute dollars as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Selling, general and administrative. In the first quarter of 2004, selling, general and administrative expenses, including amortization, increased 11.9% to $35.4 million, or 36.2% of net sales, from $31.7 million, or 37.6% of net sales, in the first quarter of 2003. The increase in absolute dollars was primarily due to the increase in volume of consolidated net sales of 16.5%. Selling, general and administrative expenses also increased in absolute dollars in part due to higher costs associated with opening new sales offices in Philadelphia and Tennessee, and higher compensation and performance incentive plan costs on higher sales volumes and improved achievement against 2004 goals and profit sharing plans as compared to lower performance against 2003 incentive-based plans. In addition, higher relative sales through our long distance and network services agency divisions led to high selling expenses and commission costs relative to total sales. Selling, general and administrative expenses decreased, as a percentage of net sales, primarily as a result of higher absorption of fixed costs. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.

     Amortization of purchased intangible assets. Amortization of purchased intangible assets included in operating expenses was $445,000 in the first quarter of 2004, compared to $428,000 in the first quarter of 2003. An additional $55,000 of amortization was included in research and development expenses for both the first quarter of 2004 and the first quarter of 2003. The increase in the amortization of purchased intangible assets for the first quarter 2004 compared to the same period in 2003 was primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note C – “Acquisitions, Technology Investments and Restructuring Charges” to the Condensed Consolidated Financial Statements.

     Interest and Other Income. Interest and other income in the first quarter of 2004 and the first quarter of 2003 consisted primarily of interest income and foreign currency transaction losses. Income from interest and short-term investments in the first quarter of 2004 increased 14.2% to $506,000 compared to $443,000 in the first quarter of 2003, due primarily to the higher level of invested funds. Other changes in other income primarily reflected higher net foreign currency transaction losses of $121,000 in 2004 compared to 2003. Interest expense in the first quarter of 2004 increased slightly by only $14,000 compared to the first quarter of 2003.

     Income Taxes. Inter-Tel’s income tax rate for the first quarter of 2004 decreased to 37.5% compared to 38.0% for the first quarter of 2003. Inter-Tel expects the full-year 2004 tax rate to be 37.5%, based on higher levels of tax-exempt interest income on investments and lower effective foreign tax rates on foreign source income.

     Net Income. Net income for the first quarter of 2004 increased 46.0% to $6.8 million ($0.25 per diluted share), compared to net income of $4.7 million ($0.18 per diluted share) in the first quarter of 2003. The increase in net income for the first quarter of 2004 compared to the first quarter of 2003 resulted from higher operating profits primarily due to the higher volume of net sales achieved in the first quarter of 2004 compared to the first quarter of 2003 and other items described in further detail above.

Inflation/Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations or financial condition. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or could be moved to alternative sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Japan and other parts of Asia could result in higher international sales as a percentage of total revenues; however, international revenues do not currently represent a significant portion of our total revenues.

Liquidity and Capital Resources

	March 31,
(In thousands)	2004	2003
Net cash provided by operating activities	$16,212	$7,061
Net cash provided by (used in) investing activities	1,183	(15,229)
Net cash provided by (used in) financing activities	1,698	(529)

Increase (decrease) in cash and equivalents	19,093	(8,697)
Cash and equivalents at beginning of period	115,197	84,923

Cash and equivalents at end of period	$134,290	$76,226

     At March 31, 2004, cash and equivalents and short-term investments totaled $191.2 million, which represented an increase of approximately $16.7 million from the $174.5 million total at December 31, 2003. We maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2004. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers and we intend to renew this facility again in 2004. A portion of our cash balances may be used for, among other things, acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $16.2 million for the three months ended March 31, 2004, compared to $7.1 million for the same period in 2003. Cash provided by operating activities in the first quarter of 2004 was primarily the result of cash generated from profitable operations, including non-cash depreciation and amortization charges. Cash generated from the increase in deferred taxes totaled $4.9 million for the three months ended March 31, 2004, compared to $932,000 for the same period in 2003. Cash generated by the change in operating assets and liabilities in the first quarter of 2004 was $1.1 million, including $7.2 million for income tax refunds, compared to cash used from the change in operating assets and liabilities of $2.0 million in 2003. At March 31, 2004, accounts receivable totaled $38.0 million compared to $43.4 million at December 31, 2003. The $5.4 million in cash generated by the decrease in accounts receivable was substantially offset by increases in inventories of $4.1 million, as well as decreases in accounts payable and other accrued expenses, primarily reflecting payments on accrued commissions, bonuses, 401(k) matching contributions and profit sharing in the first quarter of 2004 from year-end accruals. In the first quarter of 2003, Inter-Tel received payment from the Vianet shareholders of $1.45 million, as payment of a loan in connection with the sale of 83% of our interest in Inter-Tel.NET, and in exchange for the full release of our former guarantee of vendor obligations. If we are able to expand sales through our direct sales offices, dealer network and government and national accounts divisions, this would likely require the future use of cash for increased accounts receivable and inventories.

     Net cash provided by investing activities totaled $1.2 million for the quarter ended March 31, 2004, primarily in the form of $2.4 million from sales and maturities of short-term investments, net of purchases, compared to cash used in investing activities of $15.2 million for the quarter ended March 31, 2003, including $14.5 million used in the purchase of investments, net of sales and maturities. During the first quarter of 2004, net cash used for capital expenditures totaled approximately $1.2 million compared to $837,000 used to acquire additional property and equipment during the first quarter 2003. We expended no cash for acquisitions during either of the first quarters of 2004 or 2003. We anticipate continued capital expenditures during 2004, principally relating to expenditures for equipment and management information systems used in operations, facilities expansion and acquisition activities.

     Net cash provided by financing activities totaled $1.7 million in the three months ended March 31, 2004, compared to cash used in financing activities of $529,000 for the same period in 2003. Net cash provided by the exercise of stock options totaled $3.2 million and $240,000, respectively, during the first quarters of 2004 and 2003, which was offset in each period by cash used for dividends, which totaled approximately $1.5 million and $747,000, respectively. During the first quarter of 2004 and the first quarter of 2003, we reissued treasury shares through stock option exercises and issuances. In the three month period ending March 31, 2004, the proceeds received from these reissued treasury shares totaled more than the cost basis of the treasury stock reissued; accordingly, the difference was recorded as an increase to retained earnings. However, during the quarter ending March 31, 2003, the proceeds received from these reissued treasury shares were approximately the same as the cost basis of the treasury stock reissued, recording a minimal impact on retained earnings.

     We offer to our customers lease financing and other services, including our TotalSolution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $217.3 million and $210.1 million remained unbilled at March 31, 2004 and December 31, 2003, respectively. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. Although to date, we have been able to resell the rental streams from leases under the TotalSolution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has provided Inter-Tel with a limited description of the evidence on which the investigations are based. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not know what, if any, impact the investigations may have on the Company’s business or financial condition. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business.

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

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. However, we offer to our customers lease financing and other services through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. For more information regarding our lease portfolio and financing, please see “Liquidity and Capital Resources” and Note F of Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

     The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our condensed consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our condensed consolidated financial statements:

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

     End-user sales through our direct sales offices and government and national accounts division. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Revenue derived from sales of systems and services to end-user customers is recognized upon primary installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided. We do not generally allow sales returns either by the terms of our contracts or in practice, except for returns related to warranty provisions.

     Dealer and VAR sales. For shipments to dealers and other distributors, our revenues are recorded as products are shipped and services are rendered, when the sales process is complete. These shipments are primarily to third-party dealers and distributors, and title passes when goods are shipped (free-on-board shipping point). We do not generally allow sales returns either by the terms of our contracts or in practice, except for returns related to warranty provisions. We provide a number of incentives, promotions and awards to certain dealers and other distributors. These incentives primarily represent discounts (which are recognized as a reduction of sales), advertising allowances and awards (which are recognized as marketing expense) and management assistance (which is expensed as incurred).

     Resale of long distance. We recognize revenue from long distance resale services as services are provided.

     Maintenance revenues. We recognize maintenance revenue ratably over the term of applicable maintenance agreements.

     Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 104, as discussed above for sales to end user customers. The costs of systems installed under these sales-leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in long-term liabilities on our balance sheet for off-balance sheet leases.

     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, declined from 6.1% at December 31, 2003 to 5.9% at March 31, 2004, primarily as a result of improved write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

     Goodwill and Other Intangible Assets. On January 1, 2002, Inter-Tel adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.

     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill. Inter-Tel has not recorded any amortization for acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141 after January 1, 2002.

     The Company performs an annual impairment test on goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2003 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At March 31, 2004, the Company’s goodwill all relates to entities within the Company that generate revenues for all segments of the Company. Therefore, the reporting unit has been defined as the entire company and fair value has been determined for the Company as a whole in order to determine the recoverability of the recorded goodwill. The Company considered both the discounted cash flows for the Company and the market capitalization using average common stock prices in determining that no impairment has occurred.

     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value.

     At March 31, 2004 and December 31, 2003, goodwill, net of accumulated amortization, totaled $17.9 million and $18.0 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $8.0 million at March 31, 2004 and $8.2 at December 31, 2003. Accumulated amortization through March 31, 2004 was $11.5 million, including $5.0 million of goodwill accumulated amortization and $6.5 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2003 was $11.0 million, including $5.0 million of goodwill accumulated amortization and $6.0 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5 year lives) and non-competition agreements (2-5 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At March 31, 2004, our allowance for doubtful accounts for accounts receivable were $10.8 million of our $49.0 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine the reserve for obsolete or excess inventory and we make our assessment primarily on a significant product by product basis for the immediately preceding twelve-month period, adjusted for expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. Historically, sales of scrap have not been material and have not affected our profit margins. At March 31, 2004, our inventory reserves were $6.8 million of our $25.5 million gross inventories. If actual customer demand, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.

     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at March 31, 2004, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the financial condition of the Company.

Recent Accounting Standards and Pronouncements

     Revenue Arrangements with Multiple Deliverables. In November 2002, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria are to be considered separately for separate units of accounting. The guidance in EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s adoption of EITF 00-21 did not have a material impact on its financial position, results of operations or liquidity.

     Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company’s adoption of FIN 46 did not have a material impact on its financial position, results of operations or liquidity.

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

     In addition, we have historically operated with a relatively small backlog, with sales and operating results in any quarter depending principally on orders booked and shipped in that quarter. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as business communications systems and associated call processing and voice processing software applications depends largely on general economic conditions and can vary significantly as a result of changing conditions in the economy as a whole. We cannot assure you that we can continue to be successful operating with a small backlog or whether historical backlog trends will continue in the future.

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results will suffer if we do not significantly increase sales to new customers. For example, in the most recent quarter ended March 31, 2004, sales to new customers through our direct sales offices, dealer network, long distance division, DataNet, international and leasing divisions increased as a percentage of total sales, resulting in increased net sales and operating income compared to the quarter ended March 31, 2003. Moreover, particularly in an environment of fluctuating interest rates, the timing and profitability of lease resales from quarter to quarter could impact operating results. Long distance and Datanet sales, which typically have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales, although gross margins may fluctuate in these divisions from period to period. Consolidated gross margins could be harmed if long distance calling services both continue to increase as a percentage of net sales and if gross margins from this division decline. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter, and net sales for the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.

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

Our future success largely depends on increased commercial acceptance of our Axxess system, EncoreCX, speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, and related computer-telephony products.

     Over the past 18 months, we have introduced Unified Communicator® software, a web-based, speech-recognition, wireless PDA, and Wireless Application Protocol (WAP) software application for controlling and managing calls, contacts and presence status; Enterprise Conferencing and Enterprise Instant Messaging, a SIP-based web and audio conferencing application; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; and several other telephony-related products. During the past 12 months, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products identified above, as well as the Axxess system, the Application Platform, the Unified Communicator and related computer-telephony products, EncoreCX products, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     In particular, in recent years our operating results were materially adversely affected by several of the factors described above, including substantial acquisition-related charges and operating losses from the Executone acquisition. Refer to Note B to the Condensed Consolidated Financial Statements for additional information.

     We completed one acquisition and one technology purchase during 2003 and one acquisition during January 2004. At the beginning of the third quarter of 2003, we acquired rights to certain developed technology and in December 2003, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer in the Philadelphia metropolitan area. In January 2004, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer in Nashville and Memphis, Tennessee. These acquisitions are subject to risks and uncertainties including those indicated above.

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

     Our success depends upon our proprietary technology. We currently hold patents for twenty-four (24) telecommunication and messaging products and have also applied to the U.S. Patent and Trademark Office for twelve (12) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot be sure we will be able to match cost reductions by our competitors. In recent periods, due to competitive pressures, we have discounted pricing on our telephone systems and offered promotions. In addition, we believe there is likely to be further consolidation in our markets, which could lead to having even larger and more formidable competition and other forms of competition that could cause our business to suffer.

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

We are currently the target of government investigations and in the future we may be subject to litigation, which, if they result in any convictions, sanctions or penalties against us, could harm our business.

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has provided Inter-Tel with a limited description of the evidence on which the investigations are based.

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

     We are currently expending resources to maintain and expand our international dealer network in the countries in which we already have a presence and in new countries and regions. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting our intellectual property, fluctuations in currency exchange rates, difficulty in collecting receivables, difficulty in staffing and managing foreign operations, and political and economic instability. In particular, the terrorist acts of September 11, 2001, continued hostilities in Iraq and turmoil in the Middle East and North Korea have created an uncertain international economic environment and we cannot predict the impact of these acts, any future terrorist acts or any related military action on our efforts to expand our international sales. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales or an international dealer network may not be offset by increased sales in the short term, or at all. Any of these risks could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to achieve our objectives.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. In addition, our operating results could be impaired if we lose a substantial number of key employees from acquisitions, as was the case in our acquisition of Executone. Moreover, our operating results could be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from acquisitions identified in Note B to the Condensed Consolidated Financial Statements. We cannot assure you we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

     In the past few years, we introduced IP telephony enhancements to the Axxess® system as well as presence management and collaboration applications, which are typically sold to larger customers at a higher average selling price and often represent a significant expenditure in communications infrastructure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer and along product lines. While our customers are evaluating our products before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. In addition, installation of multiple systems for large, multi-site customers may occur over an extended period of time, and depending on the contract terms with these customers, revenues may be recognized over more than one quarter, as systems are completed in separate phases and accepted by the customers. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.

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

     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality and address software bugs. Over time, older versions of the software become less supported by our vendors for financial and other reasons and eventually become obsolete. Oracle, the primary supplier of our third-party applications, provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While Oracle and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straight-forward as possible, we are subject to risks associated with the process. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. We expect to affect software upgrades in the future and cannot assure you these software upgrades or enhancements will operate as intended or be free from bugs. If we are unable to successfully integrate new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.

Our stock price has been and may continue to be volatile, impairing your ability to sell your shares at or above purchase price.

     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements of developments relating to our business;

•	fluctuations in our operating results;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	threats of or outbreaks of war, hostilities or terrorist acts;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	changes in our relationships with our customers and suppliers; and

•	national and regional weather patterns.

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

The Chairman of our Board of Directors, CEO and President controls 20.2% of our Common Stock as of March 31, 2004 and is able to significantly influence matters requiring shareholder approval.

     As of March 31, 2004, Steven G. Mihaylo, Inter-Tel’s Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 20.2% of the existing outstanding shares of our common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

Risks Related to Our Industry

Reductions in spending on enterprise communications equipment may materially and adversely affect our business.

     Although our results for the first quarter of 2004 improved compared to the same period in 2003, the overall economic slowdown in recent years has had and continues to have a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs. The market for enterprise communications equipment may only grow at a modest rate or possibly not grow at all, and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.

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

     Moreover, the adoption of IP voice networks and importance of development of products using industry standards such as SIP generally require the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in traditional or alternative communication structures may be reluctant or slow to adopt a new approach to communications. If the market for IP network voice communications fails to develop or develops more slowly than we anticipate, our IP network telephony products could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns; equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; poor voice quality over IP networks as compared to circuit-switched networks; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and facsimile communications over the Internet and other data networks, and the delivery of other value-added services, is still in the early stages of development.

Government regulation of third party long distance and network service entities on which we rely may harm our business.

     Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide network services to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure the increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which we have minimum use requirements and/or costs. The market for long distance services is experiencing, and is expected to continue to experience, significant price competition, and this may cause a decrease in end-user rates. We cannot assure you we will meet minimum use commitments, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable long distance and network services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling or unable to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own long distance and network services will be harmed. Carriers that provide telecommunications services to us may also experience financial difficulties, up to and including bankruptcies, which could harm our ability to offer telecommunications services.

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

     The Company also maintains short-term investments, which are all classified as available for sale, and have been recorded at fair value, which approximates cost. Fair value has been determined to approximate cost based on broker statements. We have also historically purchased and sold similar investments at face value. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch Auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty (30) years. These instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding other than short-term letters of credit, we are not subject to significant interest rate risk.

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

IMPACT OF FOREIGN CURRENCY RATE CHANGES. We invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact of foreign currency rate changes have historically been relatively insignificant.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES—Not Applicable

ITEM 3. DEFAULTS ON SENIOR SECURITIES—Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held April 27, 2004 (the Annual Meeting). On March 19, 2004 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our shareholders to solicit their votes regarding the following matters that were discussed and approved by our shareholders at our Annual Meeting:

1.	Election of Directors: Steven G. Mihaylo, J. Robert Anderson, Jerry W. Chapman, Gary D. Edens and C. Roland Haden were elected to serve as directors until the 2005 Annual Meeting of Shareholders. The votes were as follows:

Nominee	For:	Against:	Abstain:
Steven G. Mihaylo	23,725,483	508,695	—

J. Robert Anderson	23,759,566	474,612	—

Jerry W. Chapman	23,770,834	463,344	—

Gary D. Edens	23,772,144	462,034	—

C. Roland Haden	23,620,945	613,233	—

2.	The shareholders also voted on and approved a proposal to ratify the appointment of Ernst & Young LLP to act as the independent auditors to audit our and our subsidiaries’ financial statements for the year 2004. The votes were as follows:

	For:	Against:	Abstain:
Proposal to ratify the appointment of independent auditors	23,896,953	316,332	20,893

ITEM 5. OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, as amended, in connection with the Company’s annual meeting of shareholders, if a shareholder of the Company fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year’s proxy statement, then the proxies of management would be allowed to use their discretionary voting authority when any such proposal is raised at the Company’s annual meeting of shareholders, without any discussion of the matter in the proxy statement. Since the Company mailed its proxy statement for the 2004 annual meeting of shareholders on March 19, 2004, the deadline for receipt of any such shareholder proposal for the 2005 annual meeting of shareholders is February 2, 2005.

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

     Reports on Form 8-K:

On February 17, 2004, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 12 (Results of Operations and Financial Condition) to report our press release dated February 17, 2004 announcing GAAP and non-GAAP results for the fiscal year ended December 31, 2003, and comparing such results with the results for the year ended December 31, 2002.

On April 27, 2004, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 12 (Results of Operations and Financial Condition) to report our Press release dated April 27, 2004 announcing financial results for the fiscal quarter ended March 31, 2004, and comparing such results with the results for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL, INCORPORATED
May 10, 2004	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chairman of the Board, Chief Executive Officer and President

May 10, 2004	/s/ Kurt R. Kneip
Kurt R. Kneip
Sr. Vice President and Chief Financial Officer