Form 10-Q
period 2004-06-30
INTER TEL INC
filed 2004-08-06
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
June 30, 2004	0-10211

INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994

1615 S. 52nd Street
Tempe, Arizona 85281

(480) 449-8900

Title of Class	Outstanding as of June 30, 2004
Common Stock, no par value	25,772,221

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
(in thousands, except share amounts)	(Unaudited)	(Note A)
ASSETS
CURRENT ASSETS
Cash and equivalents	$140,134	$115,197
Short-term investments	59,060	59,334

Total cash and short-term investments	199,194	174,531
Accounts receivable, net of allowances of $11,283 in 2004 and $11,010 in 2003	41,456	43,434
Inventories, net of allowances of $6,496 in 2004 and $6,952 in 2003	17,117	14,648
Net investment in sales-leases, net of allowances of $708 in 2004 and $749 in 2003	18,044	15,502
Income taxes receivable	1,578	8,196
Deferred income taxes	14,390	13,789
Prepaid expenses and other assets	7,383	6,432

TOTAL CURRENT ASSETS	299,162	276,532
PROPERTY, PLANT & EQUIPMENT	24,763	24,657
GOODWILL	17,861	17,967
PURCHASED INTANGIBLE ASSETS	7,552	8,191
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,730 in 2004 and $1,985 in 2003	30,176	32,529

	$379,514	$359,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,784	$28,386
Other current liabilities	42,964	47,585

TOTAL CURRENT LIABILITIES	69,748	75,971
DEFERRED TAX LIABILITY	65,607	57,996
LEASE RECOURSE LIABILITY	12,143	12,020
RESTRUCTURING RESERVE	—	49
OTHER LIABILITIES	6,129	6,535
SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued - 27,161,823 shares; outstanding - 25,772,221 at June 30, 2004 and 25,429,642 shares at December 31, 2003	115,590	113,960
Retained earnings	125,935	113,299
Accumulated other comprehensive income	1,192	1,025

	242,717	228,284
Less: Treasury stock at cost - 1,389,602 shares at June 30, 2004 and 1,732,181 shares at December 31, 2003	(16,830)	(20,979)

TOTAL SHAREHOLDERS’ EQUITY	225,887	207,305

	$379,514	$359,876

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003

NET SALES	$102,908	$95,102	$200,939	$179,271
Cost of sales	48,609	44,852	94,542	84,947

GROSS PROFIT	54,299	50,250	106,397	94,324
Research and development	7,144	5,426	13,179	10,660
Selling, general and administrative	34,337	33,001	69,341	64,247
Amortization of purchased intangible assets	436	486	881	914

	41,917	38,913	83,401	75,821

OPERATING INCOME	12,382	11,337	22,996	18,503
Interest and other income	570	432	1,076	875
Foreign currency transaction gains (losses)	(113)	26	(274)	(14)
Interest expense	(42)	(71)	(88)	(103)

INCOME BEFORE INCOME TAXES	12,797	11,724	23,710	19,261
Income tax provision	4,680	4,455	8,773	7,320

NET INCOME	$8,117	$7,269	$14,937	$11,941

NET INCOME PER SHARE
Basic	$0.32	$0.29	$0.58	$0.48
Diluted	$0.30	$0.28	$0.55	$0.46

DIVIDENDS PER SHARE	$0.06	$0.03	$0.12	$0.06

Weighted average basic common shares	25,715	24,947	25,629	24,934

Weighted average diluted common shares	27,262	25,970	27,306	26,004

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30,
(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$14,937	$11,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	3,976	3,533
Amortization of patents included in R&D expenses	111	111
Amortization of purchased intangible assets	881	914
Provision for losses on receivables	1,050	1,595
Provision for losses on leases	1,795	2,606
Provision for inventory valuation	258	335
Decrease in other liabilities	(1,786)	(1,466)
Loss on sale of property and equipment	3	56
Deferred income taxes	7,010	304
Effect of exchange rate changes	167	(26)
Changes in operating assets and liabilities	(1,435)	(7,205)

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,967	12,698
INVESTING ACTIVITIES
Purchases of short-term investments	(49,557)	(68,400)
Maturities and sales of short-term investments	49,831	58,872
Additions to property, plant and equipment	(4,066)	(2,082)
Proceeds from disposal of property, plant and equipment	21	70
Proceeds from investment in Inter-Tel.NET/Vianet	—	1,450
Cash used in acquisitions	(100)	(450)

NET CASH USED IN INVESTING ACTIVITIES	(3,871)	(10,540)
FINANCING ACTIVITIES
Cash dividends paid	(3,064)	(1,495)
Treasury stock purchases	—	(12)
Payments on term debt	(28)	(75)
Proceeds from exercise of stock options, including shareholder loan repayments	4,433	616
Proceeds from stock issued under the ESPP	500	468

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,841	(498)

INCREASE IN CASH AND EQUIVALENTS	24,937	1,660
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	115,197	84,923

CASH AND EQUIVALENTS AT END OF PERIOD	$140,134	$86,583

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter and six months ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     Certain prior year amounts have been reclassified to conform with the current period presentation.

Stock-Based Compensation

     In 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS No. 148”), which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. We adopted SFAS No. 148 in the fourth quarter of 2002. Since we have not changed to a fair value method of stock-based compensation, the applicable portion of this statement only affects our footnote disclosures.

     We do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the stock on the effective date of grant. At June 30, 2004, the Company has four stock-based employee and director incentive plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

(In thousands, except	Three Months Ended		Six Months Ended
per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income, as reported	$8,117	$7,269	$14,937	$11,941
Deduct: total stock-based compensation expense, determined under fair value based method for all awards, net of tax	(837)	(763)	(1,620)	(1,473)

Pro forma net income	$7,280	$6,506	$13,317	$10,468

(In thousands, except	Three Months Ended		Six Months Ended
per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Earnings per share of common stock:
Basic — as reported	$0.32	$0.29	$0.58	$0.48
Basic — pro forma	$0.28	$0.26	$0.52	$0.42
Diluted — as reported	$0.30	$0.28	$0.55	$0.46
Diluted — pro forma	$0.27	$0.25	$0.49	$0.40

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the low end of reasonable assumptions for input variables rather than attempting to identify a best-point estimate. The option pricing model utilized the following weighted average assumptions for 2004 and 2003: risk free interest rates of 3.81% for 2004 and 2.81% for 2003; dividend yields of 0.82% for 2004 and 1.2% for 2003; volatility factors of the expected market price of our stock averaged 0.507 for 2004 and 0.587 for 2003. Employee stock options vest over four to five year periods and director options vest at the end of six months from the grant date.

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

     The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except	Three Months Ended		Six Months Ended
per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator: Net income	$8,117	$7,269	$14,937	$11,941

Denominator:
Denominator for basic earnings per share — weighted average shares	25,715	24,947	25,629	24,934
Effect of dilutive securities:
Employee and director stock options	1,547	1,023	1,677	1,070

(In thousands, except	Three Months Ended		Six Months Ended
per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	27,262	25,970	27,306	26,004

Basic earnings per share	$0.32	$0.29	$0.58	$0.48
Diluted earnings per share	$0.30	$0.28	$0.55	$0.46

Options excluded from diluted net earnings per share calculations (1)	189,500	1,170,200	64,000	958,700

(1) At June 30, 2004 and June 30, 2003, options to purchase shares of Inter-Tel stock were excluded from the calculation of diluted net earnings per share for the periods presented because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal periods, and therefore the effect would have been antidilutive.

NOTE C — ACQUISITIONS, TECHNOLOGY INVESTMENTS AND RESTRUCTURING CHARGES

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

     New Sales Office in Philadelphia. In connection with opening a new sales office in Pennsylvania during December 2003, we acquired certain assets and assumed certain liabilities relating to a customer base of a former dealer. The total assets acquired and liabilities assumed were approximately $0.6 million and $0.9 million, respectively. Total goodwill and purchased intangibles recorded as a result of the transaction were $0.2 million and $0.1 million, respectively. The goodwill balance will be accounted for in accordance with SFAS 141 and 142. The balance included in the $0.1 million in other purchased intangible assets is being amortized over a period of five years.

     Technology Investment. In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity would perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity could also earn bonus payments totaling up to $1,000,000 during 2004 for meeting certain development milestones. Two milestones totaling $250,000 for the second quarter and four milestones totaling $500,000 for the six months ended June 30, 2004 were achieved and expensed in research and development costs. As of June 30, 2004, we did not consider the remaining milestone bonuses of $500,000 to be probable or reasonably estimable, nor had technological feasibility of the underlying technology been achieved to provide for viable product sales. Accordingly, no additional bonus payments have been accrued. In addition to the milestone achievements charged to research and development expense of $250,000 in the second quarter of 2004, the cost of services performed totaling approximately $291,000 have been expensed in research and development costs for the quarter ended June 30, 2004. No costs were incurred during the quarter ended June 30, 2003, because the agreement was not yet in effect.

     Swan. On December 3, 2002, Inter-Tel Integrated Systems, Inc., our wholly owned subsidiary, acquired 100% of the capital stock of Swan Solutions Limited (Swan) in England and Wales, for $4.0 million in cash. $3.0 million was paid at closing, $250,000 was paid in June 2003 and $250,000 was paid in December 2003. The remaining $500,000 was subject to the achievement of five performance milestones at $100,000 each. As of June 30, 2004, portions of all five $100,000 milestones had been achieved for which $450,436 was paid to the Swan shareholders. Of this amount, the final $100,000 milestone achievement was paid during the second quarter of 2004. Payments relating to the achievement of performance milestones were capitalized and are being amortized as purchased intangible assets. In total, the Company recorded amortizable intangible technology assets totaling $3.9 million in connection with this acquisition. These technology assets are being amortized over five years. During the quarters ended June 30, 2004 and June 30, 2003, the amortization of purchased intangible assets from Swan was approximately $197,000 and $230,000, respectively.

     Each of the acquisitions discussed above were not material business acquisitions either individually or collectively and each has been accounted for using the purchase method of accounting. The results of operations of each of these acquisitions have been included in our accompanying consolidated statements of operations from the date of the acquisitions.

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

     The weighted-average amortization period for total purchased intangibles as of December 31, 2003 and June 30, 2004 was 7 years and 7.1 years, respectively. The weighted-average amortization period as of December 31, 2003 and June 30, 2004 for developed technology was 7.5 years for each period, and 4.8 and 5.0 years, respectively, for customer lists and non-compete agreements.

     Executone Restructuring Charge. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly through June 30, 2004.

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

     The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through June 30, 2004.

			Activity		Reserve
	Cash/	Restructuring	Through	2004	Balance
Description	Non-Cash	Charge	2003	Activity	At 6/30/04
Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,583	$—	$—
Other plant closure costs	Cash	(230)	230	—	—
Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	6,198	666	(580)
Other contractual obligations	Cash	(1,700)	1,700	—	—

			Activity		Reserve
	Cash/	Restructuring	Through	2004	Balance
Description	Non-Cash	Charge	2003	Activity	At 6/30/04
Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—
Accounts receivable	Non-Cash	(1,685)	1,685	—	—
Fixed assets	Non-Cash	(3,151)	3,009	41	(101)
Net intangible assets	Non-Cash	(29,184)	29,184	—	—

Total		$(50,916)	$49,528	$707	$(681)

NOTE D — SEGMENT INFORMATION

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

For the quarters and six months ended June 30, 2004 and 2003, we generated income from business segments as follows:

	Three Months Ended June 30, 2004
		Resale of Local
		and Long
	Principal	Distance
(In thousands, except per share amounts)	Segment	Services	Total
Net sales	$91,478	$11,430	$102,908
Gross profit	50,215	4,084	54,299
Operating income	10,332	2,050	12,382
Interest and other income	526	44	570
Foreign currency transaction losses	(113)	0	(113)
Interest expense	(42)	0	(42)
Net income	$6,800	$1,317	$8,117
Net income per diluted share (1)	$0.25	$0.05	$0.30
Weighted average diluted shares (1)	27,262	27,262	27,262
Total assets	$359,388	$20,126	$379,514
Depreciation and amortization	2,578	8	2,586

	Three Months Ended June 30, 2003
		Resale of Local
		and Long
	Principal	Distance
(In thousands, except per share amounts)	Segment	Services	Total
Net sales	$85,621	$9,481	$95,102
Gross profit	47,272	2,978	50,250
Operating income	9,953	1,384	11,337
Interest and other income	396	36	432
Foreign currency transaction gains	26	—	26
Interest expense	(71)	—	(71)
Net income	$6,389	880	$7,269
Net income per diluted share (1)	$0.25	$0.03	$0.28
Weighted average diluted shares (1)	25,970	25,970	25,970
Total assets	$277,135	$19,523	$296,658
Depreciation and amortization	2,265	11	2,276

	Six Months Ended June 30, 2004
		Resale of Local
		and Long
	Principal	Distance
(In thousands, except per share amounts)	Segment	Services	Total
Net sales	$178,265	$22,674	$200,939
Gross profit	98,013	8,384	106,397
Operating income	18,774	4,222	22,996
Interest and other income	976	100	1,076
Foreign currency transaction losses	(274)	0	(274)
Interest expense	(87)	(1)	(88)
Net income	$12,215	$2,722	$14,937
Net income per diluted share (1)	$0.45	$0.10	$0.55
Weighted average diluted shares (1)	27,306	27,306	27,306
Total assets	$359,388	$20,126	$379,514
Depreciation and amortization	4,945	22	4,967

	Six Months Ended June 30, 2003
		Resale of Local
		and Long
	Principal	Distance
(In thousands, except per share amounts)	Segment	Services	Total
Net sales	$161,296	$17,975	$179,271
Gross profit	88,832	5,492	94,324
Operating income	15,932	2,571	18,503
Interest and other income	806	69	875
Foreign currency transaction losses	(14)	—	(14)
Interest expense	(103)	—	(103)
Net income	$10,305	$1,636	$11,941
Net income per diluted share (1)	$0.40	$0.06	$0.46
Weighted average diluted shares (1)	26,004	26,004	26,004
Total assets	$277,135	$19,523	$296,658
Depreciation and amortization	4,535	23	4,558

1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.

     Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $99.7 million, or 96.8% of total revenues, and $92.1 million, or 96.9% of total revenues for the quarters ended June 30, 2004 and 2003, respectively. Total revenues generated from U.S. customers totaled $194.4 million, or 96.8% of total revenues, and $173.8 million, or 97.0% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The Company’s revenues from international sources were primarily generated from customers located in the United Kingdom, Europe and Asia. In the second quarters of 2004 and 2003, revenues from customers located internationally accounted for 3.2% and 3.1% of total revenues, respectively. In the six months ended June 30, 2004 and 2003, revenues from customers located internationally accounted for 3.2% and 3.0% of total revenues, respectively. Our applicable long-lived assets at June 30, 2004, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $47.1 million and the amount in foreign countries was $3.1 million at June 30, 2004. At December 31, 2003, the net amount located in the United States was $47.3 million and the amount in foreign countries was $3.5 million.

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

	June 30,	December 31,
(in thousands)	2004	2003
Lease balances included in consolidated accounts receivable, net of allowances of $1,575 in 2004 and $1,774 in 2003	$4,926	$7,240
Net investment in Sales-Leases:
Current portion, net of allowances of $708 in 2004 and $749 in 2003	18,044	15,502
Long-term portion, includes residual amounts of $890 in 2004 and $652 in 2003, net of allowances of $1,730 in 2004 and $1,985 in 2003	30,176	32,529

Total investment in Sales-Leases, net of allowances of $4,013 in 2004 and $4,508 in 2003	53,146	55,271
Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $12,143 in 2004 and $12,020 in 2003	211,751	198,091

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$264,897	$253,362

Total allowances for entire lease portfolio (including limited recourse liabilities)	$16,156	$16,528

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

	Six Months Ended	Year Ended
(In thousands)	June 30, 2004	December 31, 2003
Sales of rental payments	$54,448	$88,352
Sold payments remaining unbilled at end of period	$223,894	$210,111

Sales of rental payments represent the gross selling price or total present value of the payment stream on the sale of the rental payments to third parties. Sold payments remaining unbilled at the end of the period represent the total balance of leases that is not included in our balance sheet. We do not expect to incur any significant losses in excess of reserves from the recourse provisions related to the sale of rental payments.

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

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of June 30, 2004, we had 54 direct sales offices in the United States, one in Japan, and a network of hundreds of dealers and VARs, primarily in the United States, which purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs. Our primary research and development facility is located in Chandler, Arizona. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in Japan and Mexico. We also maintain a research and development and software sales office in the United Kingdom.

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

     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, parts and service overhead. Total costs of goods and services sold increased 8.4%, or $3.8 million, to $48.6 million for the quarter ended June 30, 2004, compared to $44.9 million for the same period in 2003. Our consolidated gross margin percentage was 52.8% in the second quarter of 2004 compared to 52.8% in the second quarter of 2003. The gross margin percentage for the second quarter of 2004 was the same as the second quarter of 2003; however, the dollar increase in costs of goods sold was primarily attributable to the higher volume of net sales, as well as other factors described in greater detail in “Results of Operations” below.

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

     Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. The second quarter of 2004 followed this historical pattern and we do not anticipate a significant change in this trend.

     Cash Flows. At June 30, 2004, Inter-Tel’s cash and short-term investments totaled $199.2 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2006 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment and for most acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the foreseeable future.

     Our consolidated net sales for the quarters ended June 30, 2004 and 2003 were $102.9 million and $95.1 million, respectively. The 8.2% increase in revenue in the second quarter of 2004 compared to the second quarter of 2003 was primarily attributable to improved general economic conditions, as our customers appeared more willing to spend on business communications systems. The increase in net sales can also be attributed in part to new product releases and improved sales in our long distance resale division. However, we cannot provide assurance that the recent increase in revenue will continue in the future as we believe businesses may continue to be reluctant to significantly increase spending on enterprise communications systems in the near future. In addition, we believe many customers are hesitant to invest in traditional voice communication systems as they may be anticipating broader adoption of next-generation communications systems.

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

     The markets in which we compete have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess system, including adding new applications, enhancing our IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of converged systems and software, Session Initiation Protocol (SIP) interfaces and applications, as well as the development of a new line of multi-protocol SIP IP endpoints.

     We offer our customers a package of lease financing and other services under the name Total Solution (formerly, Totalease). Total Solution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information regarding our program.

Results of Operations

     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.2	47.2	47.1	47.4

GROSS PROFIT	52.8	52.8	52.9	52.6
Research and development	6.9	5.7	6.6	5.9
Selling, general and administrative	33.4	34.7	34.5	35.8
Amortization of purchased intangibles	0.4	0.5	0.4	0.5

OPERATING INCOME	12.0	11.9	11.4	10.3
Interest and other income	0.6	0.5	0.5	0.5
Foreign currency transaction gains (losses)	(0.1)	0.0	(0.1)	(0.0)
Interest expense	(0.0)	(0.1)	(0.0)	(0.1)

Income before income taxes	12.4	12.3	11.8	10.7
Income tax provision	4.5	4.7	4.4	4.1

Net income	7.9%	7.6%	7.4%	6.7%

     Net Sales. Net sales increased 8.2% or $7.8 million to $102.9 million in the second quarter of 2004 from $95.1 million in the second quarter of 2003. Net sales increased 12.1% or $21.7 million to $200.9 million in the first six months of 2004 from $179.3 million in the first six months of 2003. Excluding acquisitions in Philadelphia and Tennessee, net sales increased 11.4% or $20.4 million in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Sales from our direct sales offices increased 5.2% or $2.4 million in the second quarter of 2004 and 11.5% or $10.1 million in the first six months of 2004 compared to the corresponding periods in 2003. Sales from our dealer network increased by 9.2% or $2.0 million in the second quarter of 2004, and 12.5% or $5.0 million in the first six months of 2004 compared to the corresponding periods in 2003. Sales from our local and long distance resale division increased by 20.6% or $1.9 million in the second quarter of 2004 and 26.1% or $4.7 million in the first six months of 2004 compared to the corresponding periods in 2003. Sales from our DataNet division increased 61.0% or $1.4 million in the second quarter of 2004 and 51.2% or $2.1 million for the first six months of 2004, compared to the corresponding periods in 2003. Sales from our government and national accounts increased 9.2% or $0.4 million in the second quarter of 2004 and decreased 2.9% or $0.3 million for the first six months of 2004, compared to the corresponding periods in 2003. The international revenues increased by 8.9% or $0.3 million in the second quarter of 2004 and 19.6% or $1.1 million for the first six months of 2004 compared to the corresponding periods in 2003. These changes in the second quarter and first six months of 2004 were offset in part by decreases of 46.2 % or $0.7 million in the second quarter and 49.6% or $1.5 million for the first six months of 2004 from our Network Services Agency Division (NSA) compared to the corresponding periods in 2003. NSA receives commissions on local and network services such as T-1 access, frame relay and other voice and data circuit services.

     The increase in net sales for the second quarter and first six months of 2004 compared to the corresponding periods in 2003 from our direct sales offices, dealer channel, international operations and NetSolutions division were primarily attributable to improved economic conditions affecting our industry, as well as improved revenues in the core business and long distance operations, despite continued competitive pressures and some delayed buying decisions. The increases in net sales were also primarily a result of higher volumes of systems sold. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions were offered to customers to generate sales in both our direct and indirect channels. Sales to new customers in our direct sales channel increased on a percentage basis relative to recurring revenues from existing customers during the second quarter and first six months of 2004; however, recurring revenue to existing customers increased in dollar volume compared to the corresponding periods in 2003.

     Sales from our long distance resale and DataNet divisions increased significantly on a percentage basis in the second quarter and first six months of 2004 as compared to the corresponding periods in 2003. Net sales increased in NetSolutions, our long distance resale division, despite downward pricing pressure and significant competition. Increased sales volume has allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base. Sales increased in DataNet primarily due to additional sales to a few customers. The decrease in network services revenues in the quarter and six months ended June 30, 2004 compared to the corresponding periods in 2003, related primarily to revisions to our agency commissions agreement with a Regional Bell Operating Company (RBOC), which deferred revenue recognition on sales and commissions on local and network services such as T-1 access frame relay and other voice and data circuit services. See Note D of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.

     Gross Profit. Gross profit for the second quarter of 2004 increased 8.1% to $54.3 million, or 52.8% of net sales, from $50.3 million, or 52.8% of net sales, in the second quarter of 2003. Gross profit increased 12.8% to $106.4 million, or 52.9% of net sales, in the first six months of 2004 compared to $94.3 million, or 52.6% of net sales, in the first six months of 2003. The increase in gross profit dollars in the second quarter of 2004 resulted primarily from a higher volume of consolidated net sales, while gross profit as a percentage of net sales remained constant. For the six month period ended June 30, 2004, consolidated gross profit improved 0.3% as a percentage of net sales relative to the corresponding period in 2003. Factors affecting the consolidated gross profit percentage in both corresponding periods include higher relative software content in our products, product design improvements and cost containment efforts. Additional factors include recurring revenue from existing customers; increased sales volume in the resale of local, long distance and network services; greater competitive pricing pressures throughout our operations; pricing discounts or special promotions on telephone system, software and related equipment sales; and changes in product and distribution channel mix.

     During the first six months of 2004, recurring revenue dollars from existing customers in our direct sales and national and government accounts channels increased from these same channels relative to the first six months of 2003, but recurring revenues as a percentage of net sales declined slightly. Recurring revenues increased slightly, however, as a percentage of net sales for the second quarter of 2004 compared to 2003. Existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as video conferencing, wired and wireless headsets, networking products and speakerphones during the second quarter of 2004. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations.

     Sales from NetSolutions, our local and long distance resale division, increased by 26.1%, or $4.7 million, in the first six months of 2004 as compared to the first six months of 2003, and 20.6% or $1.9 million in the second quarter of 2004 compared to the corresponding period in 2003. Although gross margins are generally lower in this division than our consolidated margins, the margins improved in the second quarter and first six months of 2004 relative to the corresponding periods in 2003, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. Sales from our network services division, however, decreased 46.2% for the quarter and 49.6% in the first six months of 2004 compared to the corresponding periods in 2003. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of more than 84.5% during the first six months of 2004 and more than 92% during the first six months of 2003. Accordingly, the decrease in sales from this division offset in part our increase in consolidated gross profit and gross margins.

     We cannot accurately predict future consolidated gross margins based on a number of factors, including among others, competitive pricing pressures, sales of systems, software and services through different distribution channels, supplier and agency agreements, and the mix of systems, software and services we sell.

     Research and Development. Research and development expenses for the second quarter of 2004 increased 31.7% to $7.1 million, or 6.9% of net sales, from $5.4 million, or 5.7% of net sales, for the second quarter of 2003. Research and development expenses increased 23.6% to $13.2 million, or 6.6% of net sales, in the first six months of 2004 compared to $10.7 million, or 5.9% of net sales, in the first six months of 2003. Included in research and development expenses in both the second quarter of 2004 and the second quarter of 2003 was amortization of patents totaling $55,000 in each period. The increases in research and development expenses for both the second quarter and the six months ended June 30, 2004 were primarily attributable to the increased engineering headcount and third-party outsourcing of selected development costs in connection with our efforts to accelerate development of new products and software. To a lesser extent, the increases were also attributable to increased research and development spending related to our development of convergence applications and new SIP and IP endpoint technology. In the second quarter and six months ended June 30, 2004, research and development expenses were directed principally toward the continued development of converged systems and software, unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications and SIP applications. We expect that research and development expenses will increase in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing and new technologies and products.

     Selling, general and administrative. In the second quarter of 2004, selling, general and administrative expenses, excluding amortization, increased 4.0% to $34.3 million, or 33.4% of net sales, from $33.0 million, or 34.7% of net sales, in the second quarter of 2003. For the six months ended June 30, 2004 selling general and administrative expenses increased 7.9% to $69.3 million, or 34.5% of net sales, from $64.2 million, or 35.8% of net sales, compared to the corresponding period in 2003. The increases in absolute dollars were primarily due to increased expenses associated with the increases in consolidated net sales in 2004 compared to 2003 and to the opening of new sales offices in Philadelphia and Tennessee. In addition, higher net sales in our long distance resale division led to increased selling expenses and commission costs in the second quarter and first six months of 2004 relative to such costs for the same periods in 2003. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.

     Amortization of goodwill and purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of June 30, 2004, no impairment of goodwill has been recognized in 2004. We face the risk that future goodwill impairment tests may result in charges to earnings.

     Amortization of purchased intangible assets included in operating expenses was $436,000 in the second quarter of 2004, compared to $486,000 in the second quarter of 2003. In addition, $55,000 of amortization was included in research and development expenses for the second quarter of 2004 and the second quarter of 2003. Amortization of purchased intangible assets included in operating expenses was $881,000 for the six months ended June 30, 2004, compared to $914,000 for the six months ended June 30, 2003. An additional $111,000 of amortization was included in research and development expenses for the six months ended June 30, 2004 and June 30, 2003. The decreases in the amortization of purchased intangible assets for the second quarter and six months ended June 30, 2004, compared to the corresponding periods in 2003 were primarily related to full amortization of certain previously purchased intangibles, offset by additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note C “Acquisitions, Dispositions and Restructuring Charges “ to the Condensed Consolidated Financial Statements.

     Interest and Other Income. Interest and other income in 2004 and 2003 consisted primarily of interest income and foreign currency transaction gains or losses. The net increase in interest and other income of $138,000 in the second quarter of 2004 compared to the corresponding period in 2003, due primarily to higher levels of invested funds, was offset by the change in foreign transaction gains and losses. Income from interest and short-term investments in the first six months of 2004 increased $176,000 or 20.2% compared to 2003 due primarily to higher levels of invested funds. Other changes in other income primarily reflected net foreign currency transaction losses of approximately $274,000 in the first six months of 2004 compared to foreign currency transaction losses of $14,000 in the first six months of 2003. Interest expense in the first six months of 2004 decreased $15,000 compared to the first six months of 2003.

     Income Taxes. Inter-Tel’s income tax rate for the second quarter of 2004 was 36.6% compared to 38.0% for the second quarter of 2003, and 37.0% in the first six months of 2004 compared to 38% for the same period in 2003. The decrease in the rate is primarily attributable to increases in tax-exempt income earned from short-term investments. Inter-Tel currently expects the full-year 2004 tax rate to be comparable to the tax rate effective for the first six months of 2004, subject to prospective changes in the tax laws, including the extension of the research and development credit beyond June 30, 2004.

     Net Income. Net income for the second quarter of 2004 was $8.1 million ($0.30 per diluted share), an increase of 11.7% compared to net income of $7.3 million ($0.28 per diluted share) in the second quarter of 2003. Net income for the six months ended June 30, 2004 was $14.9 million ($0.55 per diluted share), an increase of 25.1% compared to net income of $11.9 million ($0.46 per diluted share) for the six months ended June 30, 2003.

     The increases in net income for the second quarter and six months ended June 30, 2004 compared to same periods in 2003 are primarily attributable to higher gross profit and increased operating efficiencies and other items described in further detail above.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
(In thousands)	2004	2003
Net cash provided by operating activities	$26,967	$12,698
Net cash used in investing activities	(3,871)	(10,540)
Net cash provided by (used in) financing activities	1,841	(498)

Increase in cash and equivalents	24,937	1,660
Cash and equivalents at beginning of period	115,197	84,923

Cash and equivalents at end of period	$140,134	$86,583

     At June 30, 2004, cash and equivalents and short-term investments totaled $199.2 million, an increase of approximately $24.7 million from December 31, 2003. We maintain a $10 million unsecured, revolving line of credit with Bank One, NA that is available through June 1, 2006. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends and general corporate purposes.

     Net cash provided by operating activities totaled $27.0 million for the six months ended June 30, 2004, compared to $12.7 million for the same period in 2003. Cash provided by operating activities in the first six months of 2004 was primarily the result of cash generated from profitable operations, including non-cash depreciation, provisions for losses and amortization charges. In addition, an increase in deferred income taxes of $7.0 million in the first six months of 2004 contributed to the increase. Cash provided by operating activities in the first six months of 2003 was primarily the result of cash generated from profitable operations as in 2004; however, the 2003 period included an increase in deferred income taxes of only $0.3 million. Additionally, cash used in the changes in operating assets and liabilities in the first six months of 2004 was $1.4 million, compared to cash used in the changes in operating assets and liabilities of $7.2 million for the same period in 2003. The cash used in the change in operating assets and liabilities in the first six months of 2004 was primarily due to decreases in accounts payable and accrued expenses along with increases in lease receivables and inventories. These changes were partially offset by decreases in accounts receivable and income tax receivables. The decrease in other accrued expenses primarily reflected payments on accrued commissions, bonuses, 401(k) matching contributions and profit sharing in the first six months of 2004. The $7.2 million use of cash in the change in operating assets and liabilities in the first six months of 2003 was primarily a result of an increase in the investment in sales-leases. If we are able to expand sales through our direct sales offices, dealer network and government and national accounts divisions, this would likely require the expenditure of working capital for increased accounts receivable and inventories.

     Net cash used in investing activities totaled $3.9 million for the six months ended June 30, 2004 compared to $10.5 million for the six months ended June 30, 2003. Net cash generated by maturities and sales of short-term investments during the first six months of 2004 was $49.8 million, offset almost entirely by net cash used in the purchase of short-term investments of $49.6 million during the six months ended June 30, 2004. Net cash used in the purchase of short-term investments during the six months ended June 30, 2003 was $68.4 million, offset in part by maturities and sales of short-term investments of $58.9 million in the first six months of 2003. Net cash of $4.1 million was used to acquire additional property, plant and equipment during the first six months of 2004 compared to $2.1 million for the same period in 2003, and net cash of $0.1 million was used in acquisitions in the first six months of 2004 compared to $0.5 million for the same period in 2003. In the first quarter of 2003, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, as payment of a loan in connection with the sale of 83% of our interest in Inter-Tel.NET, and in exchange for the full release of our guarantee of vendor obligations.

     Net cash provided by financing activities totaled approximately $1.8 million for the six months ended June 30, 2004, compared to cash used in financing activities of $0.5 million for the same period in 2003. Net cash provided by proceeds from the exercise of stock options and from stock issued under the Company’s employee stock purchase plan totaling $4.9 million in the first six months of 2004 was offset in part by cash used for dividends, which totaled approximately $3.1 million during the same period. Net cash used for dividends totaled approximately $1.5 million during the first six months of 2003, which was offset in part by cash provided by the exercise of stock options and from stock issued under the Company’s employee stock purchase plan totaling $1.1 million in the same period. During the first six months of 2004 and 2003, we reissued treasury shares through stock option exercises and issuances. In the six month period ending June 30, 2004, the proceeds received from these reissued treasury shares were greater than the cost basis of the treasury stock reissued, resulting in an increase to retained earnings of approximately $0.8 million. In the six month period ending June 30, 2003, the proceeds received from these reissued treasury shares were approximately the same as the cost basis of the treasury stock reissued, resulting in a minimal impact on retained earnings.

     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $223.9 million and $210.1 million remained unbilled at June 30, 2004 and December 31, 2003, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

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

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. However, we offer to our customers lease financing and other services through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. For more information regarding our lease portfolio and financing, please see “Liquidity and Capital Resources” and Note E of Notes to Condensed Consolidated Financial Statements.

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

     Revenue Recognition. In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” The Company applies the provisions of SAB 104 to all revenue transactions. SAB 104 supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinded the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 104, as discussed above for sales to end user customers. The costs of systems installed under these sales-leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in long-term liabilities on our balance sheet for off-balance sheet leases.

     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, declined from 6.1% at December 31, 2003 to 5.8% at June 30, 2004, primarily as a result of improved write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

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

     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of June 30, 2004, Inter-Tel had gross goodwill of $22.9 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition through June 30, 2004 and one in 2003 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.

     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2003 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At June 30, 2004 and December 31, 2003, the Company’s goodwill all relates to the Company’s principal segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Given that the principal segment is the only one with goodwill, fair value has been determined for the principal segment in order to determine the recoverability of the recorded goodwill. At December 31, 2003, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices, reduced by an estimated value of the only other segment, “Resale of Local and Long Distance Services”, in determining that no impairment has occurred. This allocated market capitalization value far exceeded the net carrying value of the goodwill included in the financial statements. Therefore, the second step for potential impairment was unnecessary.

     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of June 30, 2004, Inter-Tel had gross purchased intangible assets of $14.5 million and accumulated amortization of $7.0 million.

     At June 30, 2004 and December 31, 2003, goodwill, net of accumulated amortization, totaled $17.9 million and $18.0 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $7.6 million at June 30, 2004 and $8.2 at December 31, 2003. Accumulated amortization through June 30, 2004 was $12.0 million, including $5.0 million of accumulated amortization attributable to goodwill and $7.0 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2003 was $11.0 million, including $5.0 million of accumulated amortization attributable to goodwill and $6.0 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5 year lives) and non-competition agreements (2-5 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At June 30, 2004, our allowance for doubtful accounts for accounts receivable were $11.3 million of our $52.7 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine the reserve for obsolete or excess inventory and we make our assessment primarily on a significant product-by-product basis for the immediately preceding twelve-month period, adjusted for expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. Historically, sales of scrap have not been material and have not affected our profit margins. At June 30, 2004, our inventory reserves were $6.5 million of our $23.6 million gross inventories. If actual customer demand, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.

     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at June 30, 2004, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the financial condition of the Company.

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

Risks Related to Our Business

     Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the availability and cost of products and components from our suppliers; and

•	national and regional weather patterns.

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

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results will suffer if we do not significantly increase sales to new customers. Moreover, particularly in an environment of fluctuating interest rates, the timing and profitability of lease resales from quarter to quarter could impact operating results. Long distance and DataNet sales, which typically have lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales, although gross margins may fluctuate in these divisions from period to period. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales or if gross margins from this division decline. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter, and net sales for the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.

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

Our future success largely depends on increased commercial acceptance of our Axxess® system, EncoreCX®, speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, and related computer-telephony products.

     Over the past 18 months, we have introduced Unified Communicator® software, a web-based, speech-recognition, wireless PDA, and Wireless Application Protocol (WAP) software application for controlling and managing calls, contacts and presence status; Enterprise™ Conferencing and Enterprise™ Instant Messaging software, a SIP-based web and audio conferencing application; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; and several other telephony-related products. During the past 12 months, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products identified above, as well as the Axxess system, the Application Platform, the Unified Communicator and related computer-telephony products, EncoreCX products, converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     In particular, in recent years our operating results were materially adversely affected by several of the factors described above, including substantial acquisition-related charges and operating losses from the Executone acquisition. Refer to Note C to the Condensed Consolidated Financial Statements for additional information.

     We completed one acquisition and one technology purchase during 2003 and one acquisition during January 2004. At the beginning of the third quarter of 2003, we acquired rights to certain developed technology and in December 2003, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer in the Philadelphia metropolitan area. In January 2004, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer in Tennessee. These acquisitions are subject to risks and uncertainties including, but not limited to, those indicated above.

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

     Our success depends upon our proprietary technology. We currently hold twenty-four (24) U.S. patents for telecommunication and messaging products, systems and processes and have applied to the U.S. Patent and Trademark Office for eleven (11) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

     We are also subject to or could become subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to claims initiated by Avaya, one of our primary competitors, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from Avaya alleging that our Axxess business communications system and associated applications utilize inventions covered by certain of their patents. We are continuing the process of investigating this matter and we have made claims against Avaya for infringement of our patents. The ultimate outcomes by their nature are uncertain and we cannot assure you that these matters, individually or collectively, would not have a material adverse impact on our financial position and future results of operations.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

•	PABX and converged systems providers, distributors, or resellers such as Alcatel, Altigen, Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Lucky Goldstar, Mitel, NEC, Nortel, Panasonic, Samsung, ShoreTel, Siemens, Toshiba, Vertical Networks and Vodavi;

•	large data routing and convergence companies such as 3Com and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	long distance services providers such as AT&T, MCI, Qwest and Sprint;

•	large computer and software corporations such as IBM, HP, Intel and Microsoft;

•	regional Bell operating companies, or RBOCs, cable television companies, IP Centrex service providers, and satellite and other wireless broadband service providers; and

•	independent leasing companies that provide telecom equipment financing.

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

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. Moreover, our operating results could be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from acquisitions identified in Note C to the Condensed Consolidated Financial Statements. We cannot assure you we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality and address software bugs. Over time, older versions of the software become less supported by our vendors for financial and other reasons and eventually become obsolete. Oracle, the primary supplier of our third-party applications, provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While Oracle and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straightforward as possible, we are subject to risks associated with the process. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. We expect to affect software upgrades in the future and cannot assure you these software upgrades or enhancements will operate as intended or be free from bugs. If we are unable to successfully integrate new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.

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

Our Chairman of the Board of Directors, CEO and President controls 20.1% of our Common Stock and is able to significantly influence matters requiring shareholder approval.

     As of June 30, 2004, Steven G. Mihaylo, Inter-Tel’s Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 20.1% of the existing outstanding shares of the common stock. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS — Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The voting results of our Annual Meeting Of Shareholders dated April 27, 2004 were reported in the Company’s Form 10-Q filed May 10, 2004.

ITEM 5. OTHER INFORMATION — Not Applicable

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

Reports on Form 8-K:

On April 27, 2004, we filed a Current Report on Form 8-K under Item 7 (Financial Statements and Exhibits) and furnished disclosure under Item 12 (Results of Operations and Financial Condition) to our Press release dated April 27, 2004 stating the exhibit for the first fiscal quarter ended March 31, 2004 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, but is instead furnished as required by that instruction.

On May 27, 2004, we filed a Current Report on Form 8-K under Item 5 (Other Events) disclosing that in the ongoing investigation of the E-Rate program, the U.S. Department of Justice has determined that it will intervene in an action brought by the San Francisco Unified School District on behalf of the United States under the qui tam Provisions of the False Claims Act and California state law, and that the case has been unsealed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL, INCORPORATED

August 6, 2004	/s/ Steven G. Mihaylo

Steven G. Mihaylo
Chairman of the Board, Chief Executive
Officer and President

August 6, 2004	/s/ Kurt R. Kneip

Kurt R. Kneip
Senior Vice President and
Chief Financial Officer