Form 10-Q
period 2004-09-30
INTER TEL INC
filed 2004-11-05
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
September 30, 2004	0-10211

INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994

1615 S. 52nd Street
Tempe, Arizona 85281

(480) 449-8900

Title of Class	Outstanding as of September 30, 2004
Common Stock, no par value	25,865,371

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
(in thousands, except share amounts)	(Unaudited)	(Note A)
ASSETS
CURRENT ASSETS
Cash and equivalents	$152,634	$115,197
Short-term investments	61,892	59,334

Total cash and short-term investments	214,526	174,531
Accounts receivable, net of allowances of $11,117 in 2004 and $11,010 in 2003	43,397	43,434
Inventories, net of allowances of $6,863 in 2004 and $6,952 in 2003	17,193	14,648
Net investment in sales-leases, net of allowances of $801 in 2004 and $749 in 2003	16,888	15,502
Income taxes receivable	2,612	8,196
Deferred income taxes	15,655	13,789
Prepaid expenses and other assets	6,328	6,432

TOTAL CURRENT ASSETS	316,599	276,532
PROPERTY, PLANT & EQUIPMENT	26,411	24,657
GOODWILL	19,277	17,967
PURCHASED INTANGIBLE ASSETS	7,462	8,191
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,741 in 2004 and $1,985 in 2003	31,237	32,529

TOTAL ASSETS	$400,986	$359,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,763	$28,386
Other current liabilities	46,173	47,585

TOTAL CURRENT LIABILITIES	75,936	75,971
DEFERRED TAX LIABILITY	71,378	57,996
LEASE RECOURSE LIABILITY	12,344	12,020
RESTRUCTURING RESERVE	—	49
OTHER LIABILITIES	7,317	6,535
SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued–27,161,823 shares; outstanding–25,865,371 at September 30, 2004 and 25,429,642 shares at December 31, 2003	115,693	113,960
Retained earnings	132,896	113,299
Accumulated other comprehensive income	1,122	1,025

	249,711	228,284
Less: Treasury stock at cost – 1,296,452 shares at September 30, 2004 and 1,732,181 shares at December 31, 2003	(15,700)	(20,979)

TOTAL SHAREHOLDERS’ EQUITY	234,011	207,305

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$400,986	$359,876

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Nine Months
(In thousands, except	Ended September 30,		Ended September 30,
per share amounts)	2004	2003	2004	2003
NET SALES	$105,506	$94,545	$306,445	$273,816
Cost of sales	49,572	45,301	144,114	130,248

GROSS PROFIT	55,934	49,244	162,331	143,568
Research and development	7,637	5,718	20,816	16,378
Selling, general and administrative	34,575	31,761	103,916	96,008
Amortization of purchased intangible assets	414	445	1,295	1,359

	42,626	37,924	126,027	113,745

OPERATING INCOME	13,308	11,320	36,304	29,823
Interest and other income	732	351	1,808	1,226
Foreign currency transaction gains (losses)	(7)	5	(281)	(9)
Interest expense	(20)	(34)	(108)	(137)

INCOME BEFORE INCOME TAXES	14,013	11,642	37,723	30,903
Income tax provision	4,807	4,424	13,580	11,744

NET INCOME	$9,206	$7,218	$24,143	$19,159

NET INCOME PER SHARE
Basic	$0.36	$0.29	$0.94	$0.77
Diluted	$0.34	$0.27	$0.89	$0.73

DIVIDENDS PER SHARE	$0.07	$0.06	$0.19	$0.12

Weighted average basic common shares	25,816	25,107	25,691	24,991

Weighted average diluted common shares	26,944	26,865	27,185	26,291

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30,
(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$24,143	$19,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	5,849	5,290
Amortization of patents included in R&D expenses	166	166
Amortization of purchased intangible assets	1,295	1,359
Provision for losses on receivables	1,417	2,397
Provision for losses on leases	2,856	3,831
Provision for inventory valuation	1,166	479
Decrease in other liabilities	(1,268)	(2,658)
Loss on sale of property and equipment	2	91
Deferred income taxes	11,516	14,885
Effect of exchange rate changes	97	102
Changes in operating assets and liabilities	649	(25,522)

NET CASH PROVIDED BY OPERATING ACTIVITIES	47,888	19,579
INVESTING ACTIVITIES
Purchases of short-term investments	(75,133)	(141,869)
Maturities and sales of short-term investments	72,575	113,710
Additions to property, plant and equipment	(7,436)	(5,219)
Proceeds from disposal of property, plant and equipment	21	75
Proceeds from investment in Inter-Tel.NET/Vianet	—	1,450
Cash used in acquisitions	(1,458)	(450)

NET CASH USED IN INVESTING ACTIVITIES	(11,431)	(32,303)
FINANCING ACTIVITIES
Cash dividends paid	(4,611)	(2,245)
Treasury stock purchases	—	(206)
Payments on term debt	(39)	(89)
Proceeds from exercise of stock options, including shareholder loan repayments	5,130	3,260
Proceeds from stock issued under the ESPP	500	468

NET CASH PROVIDED BY FINANCING ACTIVITIES	980	1,188

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	37,437	(11,536)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	115,197	84,923

CASH AND EQUIVALENTS AT END OF PERIOD	$152,634	$73,387

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter and nine months ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

     We do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the stock on the effective date of grant. At September 30, 2004, the Company has four stock-based employee and director incentive plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except	September 30,		September 30,
per share amounts)	2004	2003	2004	2003
Net income, as reported	$9,206	$7,218	$24,143	$19,159
Deduct: total stock-based compensation expense, determined under fair value based method for all awards, net of tax	(836)	(896)	(2,457)	(2,281)

Pro forma net income	$8,370	$6,322	$21,686	$16,878

Earnings per share of common stock:
Basic – as reported	$0.36	$0.29	$0.94	$0.77
Basic – pro forma	$0.32	$0.25	$0.84	$0.68
Diluted – as reported	$0.34	$0.27	$0.89	$0.73
Diluted – pro forma	$0.31	$0.24	$0.80	$0.64

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the low end of reasonable assumptions for input variables rather than attempting to identify a best-point estimate. The option pricing model utilized the following weighted average assumptions for 2004 and 2003: risk free interest rates of 3.36% for 2004 and 2.98% for 2003; dividend yields of 1.13% for 2004 and 1.2% for 2003; volatility factors of the expected market price of our stock averaged 0.480 for 2004 and 0.579 for 2003. Employee stock options vest over four to five year periods and director options vest at the end of six months from the grant date.

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

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel has been engaged in discussions with various divisions of the Justice Department regarding the resolution or settlement of these investigations, which include a civil lawsuit, currently stayed, initiated by the San Francisco Unified School District and in which the Justice Department intervened. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not know what, if any, impact the investigations may have on the Company’s business or financial condition. There can be no assurance, however, that a resolution or settlement will be reached. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts, or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business.

Inventories

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

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except	September 30,		September 30,
per share amounts)	2004	2003	2004	2003
Numerator: Net income	$9,206	$7,218	$24,143	$19,159

Denominator:
Denominator for basic earnings per share – weighted average shares	25,816	25,107	25,691	24,991
Effect of dilutive securities:
Employee and director stock options	1,128	1,758	1,494	1,300

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	26,944	26,865	27,185	26,291

Basic earnings per share	$0.36	$0.29	$0.94	$0.77
Diluted earnings per share	$0.34	$0.27	$0.89	$0.73

Options excluded from diluted net earnings per share calculations (1)	311	227	209	301

(1) At September 30, 2004 and September 30, 2003, options to purchase shares of Inter-Tel stock were excluded from the calculation of diluted net earnings per share for the periods presented because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal periods, and therefore the effect would have been antidilutive.

NOTE C – ACQUISITIONS, TECHNOLOGY INVESTMENTS AND RESTRUCTURING CHARGES

     New Sales Offices. In January and July 2004, we acquired certain assets and assumed certain liabilities relating to the customer bases of two former dealers, one in Tennessee and one in South Carolina. The total assets acquired and liabilities assumed from these acquisitions were approximately $1 million and $0.5 million, respectively. Purchased intangibles and goodwill recorded as a result of the transactions totaled $0.7 million and $1.6 million, respectively. The goodwill is non-amortizable. The balances included in other purchased intangible assets will be amortized over a period of five years.

     In connection with opening a new sales office in Pennsylvania during December 2003, we acquired certain assets and assumed certain liabilities relating to a customer base of a former dealer. The total assets acquired and liabilities assumed were approximately $0.6 million and $0.9 million, respectively. Total goodwill and purchased intangibles recorded as a result of the transaction were $0.2 million and $0.1 million, respectively. The goodwill balance is non-amortizable. The balance included in the $0.1 million in other purchased intangible assets is being amortized over a period of five years. Refer to “Note F, Subsequent Events” for additional information regarding acquisitions.

     Technology Investment. In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity would perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity could also earn bonus payments totaling up to $1,000,000 for meeting certain development milestones. Milestone bonuses totaling $750,000 for the nine months ended September 30, 2004, including $250,000 for the third quarter, were achieved and expensed as research and development costs. Technological feasibility of the underlying technology has not yet been achieved to provide for viable product sales. As of September 30, 2004, the remaining milestone bonus of $250,000 is dependent on future events and is not considered to be probable or reasonably estimable. The following table summarizes details of the expenses in connection with this technology investment recorded during the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Milestone bonus payments	$250	$—	$750	$—
Development activities on a cost reimbursement basis	98	164	649	164

Totals	$348	$164	$1,399	$164

     Swan. On December 3, 2002, Inter-Tel Integrated Systems, Inc., our wholly owned subsidiary, acquired 100% of the capital stock of Swan Solutions Limited (Swan) in England and Wales, for $4.0 million in cash. $3.0 million was paid at closing, $250,000 was paid in June 2003 and $250,000 was paid in December 2003. The remaining $500,000 was subject to the achievement of five performance milestones at $100,000 each. As of June 30, 2004, portions of all five $100,000 milestones had been achieved for which $450,436 was paid to the Swan shareholders. Of this amount, the final $100,000 milestone achievement was paid during the second quarter of 2004. Payments relating to the achievement of performance milestones were capitalized and are being amortized as purchased intangible assets. In total, the Company recorded amortizable intangible technology assets totaling $3.9 million in connection with this acquisition. These technology assets are being amortized over five years. During the quarters ended September 30, 2004 and September 30, 2003, the amortization of purchased intangible assets from Swan was approximately $197,000 in each period, respectively.

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

     The weighted-average amortization period for total purchased intangibles as of December 31, 2003 and September 30, 2004 was 7 years for each period, respectively. The weighted-average amortization period as of December 31, 2003 and September 30, 2004 for developed technology was 7.5 years for each period, and 4.8 and 5.0 years, respectively, for customer lists and non-compete agreements.

     Executone Restructuring Charge. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly through September 30, 2004.

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

     The following table summarizes details of the restructuring charge taken in the second quarter of 2000 in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through September 30, 2004:

			Activity		Reserve
	Cash/	Restructuring	Through	2004	Balance
Description	Non-Cash	Charge	2003	Activity	At 9/30/04
Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,583	$—	$—
Other plant closure costs	Cash	(230)	230	—	—
Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	6,198	976	(270)
Other contractual obligations	Cash	(1,700)	1,700	—	—
Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—
Accounts receivable	Non-Cash	(1,685)	1,685	—	—
Fixed assets	Non-Cash	(3,151)	3,009	41	(101)
Net intangible assets	Non-Cash	(29,184)	29,184	—	—

Total		$(50,916)	$49,528	$1,017	$(371)

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

     We view our operations as primarily composed of two segments: (1) our principal segment, which includes sales of telephone systems, telecommunications software, hardware and related services, and (2) network services, including resale of local and long distance calling services, voice circuits and data circuits through NetSolutions®, as well as commissions earned by Network Services Agency, our wholly-owned subsidiary serving as an agent selling local and network services such as T-1 access, frame relay and other voice and data circuit services on behalf of Regional Bell Operating Companies (RBOCs) and local exchange carriers (collectively, “Network Services”). Sales of these systems, software, related services and Network Services are provided through the Company’s direct sales offices and dealer network to business customers throughout the United States, and in parts of Europe, Asia, Mexico and Canada. As a result, financial information disclosed represents substantially all of the financial information related to the Company’s two principal operating segments. Results of operations for the Network Services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.

     For the quarters and nine months ended September 30, 2004 and 2003, we generated income from business segments as follows:

	Three Months Ended September 30, 2004
	Principal	Network
(In thousands, except per share amounts)	Segment	Services	Total
Net sales	$93,015	$12,491	$105,506
Gross profit	51,118	4,816	55,934
Operating income	11,150	2,158	13,308
Interest and other income	675	57	732
Foreign currency transaction losses	(7)	—	(7)
Interest expense	(12)	(8)	(20)
Net income	$7,710	$1,496	$9,206
Net income per diluted share (1)	$0.28	$0.06	$0.34
Weighted average diluted shares (1)	26,944	26,944	26,944
Total assets	$377,596	$23,390	$400,986
Depreciation and amortization	2,324	19	2,343

	Three Months Ended September 30, 2003
	Principal	Network
(In thousands, except per share amounts)	Segment	Services	Total
Net sales	$83,527	$11,018	$94,545
Gross profit	44,816	4,428	49,244
Operating income	9,503	1,817	11,320
Interest and other income	308	43	351
Foreign currency transaction gains	5	—	5
Interest expense	(34)	—	(34)
Net income	$6,065	$1,153	$7,218
Net income per diluted share (1)	$0.23	$0.04	$0.27
Weighted average diluted shares (1)	26,865	26,865	26,865
Total assets	$294,402	$20,275	$314,677
Depreciation and amortization	2,219	38	2,257

	Nine Months Ended September 30, 2004
	Principal	Network
(In thousands, except per share amounts)	Segment	Services	Total
Net sales	$269,731	$36,714	$306,445
Gross profit	147,821	14,510	162,331
Operating income	29,900	6,404	36,304
Interest and other income	1,651	157	1,808
Foreign currency transaction losses	(281)	—	(281)
Interest expense	(99)	(9)	(108)
Net income	$19,910	$4,233	$24,143
Net income per diluted share (1)	$0.73	$0.16	$0.89
Weighted average diluted shares (1)	27,185	27,185	27,185
Total assets	$377,596	$23,390	$400,986
Depreciation and amortization	7,219	91	7,310

	Nine Months Ended September 30, 2003
	Principal	Network
(In thousands, except per share amounts)	Segment	Services	Total
Net sales	$241,750	$32,066	$273,816
Gross profit	130,824	12,744	143,568
Operating income	24,680	5,143	29,823
Interest and other income	1,115	111	1,226
Foreign currency transaction losses	(9)	—	(9)
Interest expense	(137)	—	(137)
Net income	$15,901	$3,258	$19,159
Net income per diluted share (1)	$0.61	$0.12	$0.73
Weighted average diluted shares (1)	26,291	26,291	26,291
Total assets	$294,402	$20,275	$314,677
Depreciation and amortization	6,696	119	6,815

(1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.

     Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $296.7 million, or 96.8% of total revenues, and $265.6 million, or 97.0% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. Total revenues generated from U.S. customers totaled $102.3 million, or 96.9% of total revenues, and $91.8 million, or 97.1% of total revenues for the quarters ended September 30, 2004 and 2003, respectively. The Company’s revenues from international sources were primarily generated from customers located in the United Kingdom, Europe and Asia. In the third quarters of 2004 and 2003, revenues from customers located internationally accounted for 3.1% and 2.9% of total revenues, respectively. In the nine months ended September 30, 2004 and 2003, revenues from customers located internationally accounted for 3.2% and 3.0% of total revenues, respectively. Our applicable long-lived assets at September 30, 2004, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $50.4 million and the amount in foreign countries was $2.8 million at September 30, 2004. At December 31, 2003, the net amount located in the United States was $47.3 million and the amount in foreign countries was $3.5 million.

NOTE E – NET INVESTMENT IN SALES-LEASES

     Net investment in sales-leases represents the value of sales-leases presently held under our Total Solution program. We currently sell the rental payments due to us from most of the sales-leases. We maintain reserves against our estimate of potential credit losses for the balance of sales-leases held and for the balance of sold rental payments remaining unbilled. The following table provides detail on the total net balances in sales-leases:

	September 30,	December 31,
(in thousands)	2004	2003
Lease balances included in consolidated accounts receivable, net of allowances of $1,520 in 2004 and $1,774 in 2003	$6,724	$7,240
Net investment in Sales-Leases:
Current portion, net of allowances of $801 in 2004 and $749 in 2003	16,888	15,502
Long-term portion, includes residual amounts of $472 in 2004 and $652 in 2003, net of allowances of $1,741 in 2004 and $1,985 in 2003	31,237	32,529

Total investment in Sales-Leases, net of allowances of $4,062 in 2004 and $4,508 in 2003	54,849	55,271
Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $12,344 in 2004 and $12,020 in 2003	221,433	198,091

	September 30,	December 31,
(in thousands)	2004	2003
Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$276,282	$253,362

Total allowances for entire lease portfolio (including limited recourse liabilities)	$16,406	$16,528

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

     These reserves are either netted from consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

	Nine Months Ended	Year Ended
(In thousands)	September 30, 2004	December 31, 2003
Sales of rental payments	$84,172	$88,352
Sold payments remaining unbilled at end of period	$233,777	$210,111

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

NOTE F – SUBSEQUENT EVENTS

     In October 2004, after the close of the third fiscal quarter of 2004, we acquired selected assets and assumed certain liabilities of former Inter-Tel dealers in Pittsburgh, Pennsylvania and Las Vegas, Nevada. In October 2004, we also acquired selected assets and assumed certain liabilities of Linktivity, which develops Web-based conferencing solutions, notably Linktivity® software. These solutions are designed to provide real-time communications and remote control software to enable instantaneous, browser-to-browser Web conferencing and help desk support solutions. In October 2004, Inter-Tel also entered into a source license arrangement for select audio conferencing and web presentation technology from eDial, a subsidiary of Alcatel Marketing USA.

     Each of the acquisitions discussed above were not material business acquisitions either individually or collectively and each will be accounted for using the purchase method of accounting. The results of operations of each of these acquisitions will be included in our accompanying consolidated statements of operations from the date of the acquisitions, beginning in our fourth fiscal quarter of 2004.

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

Overview

     Inter-Tel (Nasdaq: INTL), incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:

•	Inter-Tel Axxess® and Inter-Tel EncoreCX® converged voice and data business communication systems,

•	integrated voice mail, voice processing and unified messaging systems,

•	IP telephony voice and data routers, and e-commerce software,

•	managed services, including voice and data network design and traffic provisioning, custom application development, and financial solutions packages (leasing),

•	networking applications, including the design and implementation of voice and data networks,

•	local and long distance calling services, voice circuits, data circuits and other communications services and peripheral products,

•	call accounting software, computer-telephone integration (CTI) applications, and

•	maintenance and support services for our products.

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of September 30, 2004, we had 57 direct sales offices in the United States, one in Japan, and a network of hundreds of dealers and VARs, primarily in the United States, which purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance, voice and data circuits, and network services (“Network Services”) divisions. “Network Services” includes resale of local and long distance calling services, through NetSolutions®, as well as commissions earned by Network Services Agency, our wholly-owned subsidiary serving as an agent selling local and network services such as T-1 access, frame relay and other voice and data circuit services on behalf of Regional Bell Operating Companies (RBOCs) and local exchange carriers. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs. Our primary research and development facility is located in Chandler, Arizona. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in Japan and Mexico. We also maintain a research and development and software sales office in the United Kingdom.

     Key performance indicators that we use in order to manage our business and evaluate our financial and operating performance include: revenues, costs and gross margins, and cash flows.

     Inter-Tel recognizes revenue from the following significant sources of revenue:

•	End-user sales through our direct sales offices and government and national accounts division. We recognize revenue from sales of systems, software and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided. Our direct sales force is also responsible for sales of other services to end users, including managed services; resale of local and long distance services; resale of voice and data circuits; lease financing using sales-type lease accounting; and maintenance agreements; as identified in greater detail below.

•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). We provide a number of incentives, promotions and awards to certain dealers and other distributors. These incentives primarily represent discounts (which are recognized as a reduction of sales), advertising allowances and awards (which are recognized as marketing expense) and management assistance (which is expensed as incurred).

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Sales-leases. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.

•	Maintenance. Maintenance revenue is recognized ratably over the term of the maintenance agreement.

     Our consolidated net sales for the quarters ended September 30, 2004 and 2003 were $105.5 million and $94.5 million, respectively. The 11.6% increase in revenue in the third quarter of 2004 compared to the third quarter of 2003 was primarily attributable to improved general economic conditions, as our customers were more willing to spend on business communications systems. The increase in net sales can also be attributed in part to new product releases and improved sales in our long distance resale division. We cannot provide assurance, however, that the recent increase in revenue will continue in the future as we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future. In addition, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, and some buyers may delay making investments in new systems.

     We believe that enterprises continue to be concerned about their ability to increase revenues and profitability, in part due to the continued uncertain economic environment and slowdown in the past few years. To maintain or improve profitability, we believe that businesses have attempted to reduce costs and capital spending. We expect continued pressure on our ability to generate or expand sales and it is not clear whether business communications spending will improve significantly in the near term. We cannot predict the nature, timing and extent of future business investments in communications systems and as a result, if and when our net sales will increase.

     The markets in which we compete have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess system, including adding new applications, enhancing our IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of converged systems and software, Session Initiation Protocol (SIP) interfaces and applications, as well as the development of a new line of multi- protocol SIP IP endpoints. In addition, in October 2004, we also acquired selected assets and assumed certain liabilities of Linktivity, which develops Web-based conferencing solutions, notably Linktivity® software, and announced an agreement to license certain intellectual property from eDial. These solutions are designed to provide real-time communications and remote control software to enable instantaneous, browser-to-browser Web conferencing and help desk support solutions. We intend to further develop this technology and integrate the applications and solutions into our product offerings. Refer to Note F of Notes to Condensed Consolidated Financial Statements for additional information.

     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, parts and service overhead. Total costs of goods and services sold increased 9.4%, or $4.3 million, to $49.6 million for the quarter ended September 30, 2004, compared to $45.3 million for the corresponding period in 2003. Our consolidated gross margin percentage was 53.0% in the third quarter of 2004 compared to 52.1% in the third quarter of 2003. The increase in the dollar amount of the cost of goods sold was primarily attributable to the higher volume of net sales. However, the gross margin improvement was principally attributable to product design improvements, higher relative software content in our products and cost containment efforts. Other factors affecting both the increases in costs of goods sold and the gross margin percentage are described in greater detail in “Results of Operations” below.

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

     Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. Net sales from the third quarter of 2004 did not follow this historical pattern, since sales improved compared to the second quarter of 2004; however, we do not anticipate a significant change in the historical trend.

     Cash Flows. At September 30, 2004, Inter-Tel’s cash and short-term investments totaled $214.5 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2006 and ordinarily used to support international letters of credit to suppliers, if necessary. As of September 30, 2004, none of the credit line was used. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment and for most acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, and to provide adequate working capital for the foreseeable future.

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

Results of Operations

     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET SALES	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.0	47.9	47.0	47.6

GROSS PROFIT	53.0	52.1	53.0	52.4
Research and development	7.2	6.0	6.8	6.0
Selling, general and administrative	32.8	33.6	33.9	35.1
Amortization of purchased intangibles	0.4	0.5	0.4	0.5

OPERATING INCOME	12.6	12.0	11.8	10.9
Interest and other income	0.7	0.4	0.6	0.4
Foreign currency transaction gains (losses)	(0.0)	0.0	(0.1)	(0.0)
Interest expense	(0.0)	(0.0)	(0.0)	(0.1)

Income before income taxes	13.3	12.3	12.3	11.3
Income tax provision	4.6	4.7	4.4	4.3

Net income	8.7%	7.6%	7.9%	7.0%

     Net Sales. Net sales increased 11.6%, or $11.0 million, to $105.5 million in the third quarter of 2004 from $94.5 million in the third quarter of 2003. Net sales increased 11.9%, or $32.6 million, to $306.4 million in the first nine months of 2004 from $273.8 million in the first nine months of 2003. Sales from our direct sales offices (including revenues from lease financing), increased 11.7%, or $6.0 million, in the third quarter of 2004 and 11.1%, or $16.5 million, in the first nine months of 2004 compared to the corresponding periods in 2003. Sales from our dealer network increased by 9.4%, or $2.0 million, in the third quarter of 2004, and 11.4%, or $7.0 million, in the first nine months of 2004 compared to the corresponding periods in 2003. Sales from our Network Services divisions increased by 13.4%, or $1.5 million, in the third quarter of 2004 and 14.5%, or $4.6 million, in the first nine months of 2004 compared to the corresponding periods in 2003. Sales from our DataNet division increased 40.2%, or $1.2 million, in the third quarter of 2004 and 46.6%, or $3.3 million, for the first nine months of 2004, compared to the corresponding periods in 2003. International revenues increased by 17.6%, or $0.5 million, in the third quarter of 2004 and 18.9%, or $1.5 million, for the first nine months of 2004 compared to the corresponding periods in 2003. These changes in the third quarter and first nine months of 2004 were offset in small part by decreases of 1.8%, or $0.1 million, in the third quarter and 2.5% or $0.4 million for the first nine months of 2004 from our government and national accounts division compared to the corresponding periods in 2003.

     The increase in net sales for the third quarter and first nine months of 2004 compared to the corresponding periods in 2003 from our direct sales offices, dealer channel, international operations and NetSolutions® division were primarily attributable to improved economic conditions affecting our industry, as well as improved revenues in the core business and Network Services operations, despite continued competitive pressures and some delayed buying decisions. The increases in net sales were also primarily a result of higher volumes of systems sold. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions were offered to customers to generate sales in both our direct and indirect channels. Sales to new customers in our direct sales channel increased on a percentage basis relative to recurring revenues from existing customers during the third quarter and first nine months of 2004; however, recurring revenue to existing customers increased in dollar volume compared to the corresponding periods in 2003.

     Sales from our Network Services (NetSolutions® and Network Services Agency divisions) and DataNet divisions increased significantly on a percentage basis in the third quarter and first nine months of 2004 as compared to the corresponding periods in 2003. Net sales increased in NetSolutions®, our long distance resale division, despite downward pricing pressure and significant competition. Increased sales volume has allowed NetSolutions® to offer more competitive pricing, which improved sales to our existing customer base. Sales increased in DataNet primarily due to additional sales to a few customers. Offsetting the net increase in sales from Network Services was a decrease of $0.2 million and $1.7 million, respectively, in Network Services Agency revenues in the quarter and nine months ended September 30, 2004 compared to the corresponding periods in 2003, related primarily to revisions to our agency commissions agreement with a Regional Bell Operating Company (RBOC), which deferred revenue recognition on sales and commissions on local and network services such as T-1 access frame relay and other voice and data circuit services. See Note D of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.

     Gross Profit. Gross profit for the third quarter of 2004 increased 13.6% to $55.9 million, or 53.0% of net sales, from $49.2 million, or 52.1% of net sales, in the third quarter of 2003. Gross profit increased 13.1% to $162.3 million, or 53.0% of net sales, in the first nine months of 2004 compared to $143.6 million, or 52.4% of net sales, in the first nine months of 2003. The increase in gross profit dollars in the third quarter of 2004 resulted primarily from a higher volume of consolidated net sales, and gross profit also improved as a percentage of net sales relative to the corresponding period in 2003. For the nine month period ended September 30, 2004, consolidated gross profit improved 13.1% compared to the corresponding period in 2003, and gross profit also improved as a percentage of net sales relative to the corresponding period in 2003. Factors affecting the increased consolidated gross profit percentage in both corresponding periods include higher relative software content in our products, product design improvements and cost containment efforts. Factors which offset in part the increase in gross profit as a percentage of net sales included lower relative recurring revenues from existing customers; increased sales volume in the resale of local and long distance services; greater competitive pricing pressures throughout our operations; and pricing discounts or special promotions on telephone system sales.

     During the third quarter and first nine months of 2004, recurring revenue dollars from existing customers in our direct sales and national and government accounts channels increased from these same channels relative to the third quarter and first nine months of 2003, but recurring revenues as a percentage of net sales declined slightly. Existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products during the third quarter of 2004. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations. The slight decline in recurring revenues was more than offset by other factors noted above, including higher relative software content in our products, product design improvements and cost containment efforts.

     Sales from NetSolutions® increased by 22.8%, or $6.4 million, in the first nine months of 2004 as compared to the first nine months of 2003, and 16.7% or $1.7 million in the third quarter of 2004 compared to the corresponding period in 2003. Although gross margins are generally lower in this division than our consolidated margins, the margins improved slightly in the third quarter and first nine months of 2004 relative to the corresponding periods in 2003, based in part on our ability to negotiate more favorable pricing with vendors on higher resale volumes. Sales from Network Services Agency, however, decreased 17.4%, or $0.2 million, for the third quarter and 41.1%, or $1.7 million, in the first nine months of 2004 compared to the corresponding periods in 2003. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of 85.1% during the first nine months of 2004 and 90.9% during the first nine months of 2003. Accordingly, the decrease in sales from this division offset in part our increase in consolidated gross profit and gross margins.

     We cannot accurately predict future consolidated gross margins based on a number of factors, including among others, competitive pricing pressures, sales of systems, software and services through different distribution channels, supplier and agency agreements, and the mix of systems, software and services we sell.

     Research and Development. Research and development expenses for the third quarter of 2004 increased 33.6% to $7.6 million, or 7.2% of net sales, from $5.7 million, or 6.0% of net sales, for the third quarter of 2003. Research and development expenses increased 27.1% to $20.8 million, or 6.8% of net sales, in the first nine months of 2004 compared to $16.4 million, or 6.0% of net sales, in the first nine months of 2003. Included in research and development expenses in both the third quarter of 2004 and the third quarter of 2003 was amortization of patents totaling $55,000 in each period. The increases in research and development expenses for both the third quarter and the nine months ended September 30, 2004 were primarily attributable to the increased engineering headcount and third-party outsourcing of selected development costs in connection with our efforts to accelerate development of new products and software. To a lesser extent, the increases were also attributable to increased research and development spending related to our development of convergence applications and new SIP and IP endpoint technology. In the third quarter and nine months ended September 30, 2004, research and development expenses were directed principally toward the continued development of converged systems and software, unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications and SIP applications. We expect that research and development expenses will increase in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing and new technologies and products.

     Selling, general and administrative. In the third quarter of 2004, selling, general and administrative expenses, excluding amortization, increased 8.9% to $34.6 million, or 32.8% of net sales, from $31.8 million, or 33.6% of net sales, in the third quarter of 2003. For the nine months ended September 30, 2004 selling general and administrative expenses increased 8.2% to $103.9 million, or 33.9% of net sales, from $96.0 million, or 35.1% of net sales, compared to the corresponding period in 2003. The increases in absolute dollars were primarily due to increased expenses associated with the increases in consolidated net sales in 2004 compared to 2003 and to the opening of new sales offices in Philadelphia, Tennessee and South Carolina. In addition, higher net sales in our long distance resale division led to increased selling expenses and commission costs in the third quarter and first nine months of 2004 relative to such costs for the corresponding periods in 2003. In the third quarter and nine months ended September 30, 2004, selling, general and administrative expenses decreased as a percentage of net sales, primarily due to the greater leverage of fixed expenses on the higher volume of sales, relative to the corresponding periods in 2003. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.

     Amortization of purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of September 30, 2004, no impairment of goodwill has been recognized in 2004. We face the risk that future goodwill impairment tests may result in charges to earnings.

     Amortization of purchased intangible assets included in operating expenses was $414,000 in the third quarter of 2004, compared to $445,000 in the third quarter of 2003. In addition, $55,000 of amortization was included in research and development expenses for the third quarter of 2004 and the third quarter of 2003. Amortization of purchased intangible assets included in operating expenses was $1.3 million for the nine months ended September 30, 2004, compared to $1.4 million for the nine months ended September 30, 2003. An additional $166,000 of amortization was included in research and development expenses for each of the nine months ended September 30, 2004 and September 30, 2003. The slight decreases in the amortization of purchased intangible assets for the third quarter and nine months ended September 30, 2004, compared to the corresponding periods in 2003 were primarily related to full amortization of certain previously purchased intangibles, offset by additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note C “Acquisitions, Dispositions and Restructuring Charges “ to the Condensed Consolidated Financial Statements.

     Interest and Other Income. Interest and other income in 2004 and 2003 consisted primarily of interest income and foreign currency transaction gains or losses. The net increase in interest and other income of $381,000 in the third quarter of 2004 compared to the corresponding period in 2003, was due primarily to higher levels of invested funds, as well as slightly higher interest rates. The changes in both foreign transaction gains and losses and interest expense in the quarter ended September 30, 2004 were nominal compared to the quarter ended September 30, 2003. Income from interest and short-term investments in the first nine months of 2004 increased $582,000 compared to the first nine months of 2003 due primarily to higher levels of invested funds and higher interest rates. Net foreign currency transaction losses in the first nine months of 2004 were $281,000 compared to losses of $9,000 in the first nine months of 2003. Interest expense in the first nine months of 2004 was $108,000, a slight reduction compared to $137,000 in the first nine months of 2003.

     Income Taxes. Inter-Tel’s income tax rate for the third quarter of 2004 was 34.3% compared to 38.0% for the third quarter of 2003, and 36.0% in the first nine months of 2004 compared to 38.0% for the corresponding period in 2003. The decrease in the rate is primarily attributable to increases in tax-exempt income earned from short-term investments and higher utilization of research and development credits based on higher costs. Inter-Tel currently expects the full-year 2004 tax rate to be comparable to the tax rate effective for the first nine months of 2004, subject to prospective changes in the tax laws or other factors.

     Net Income. Net income for the third quarter of 2004 was $9.2 million ($0.34 per diluted share), an increase of 27.5% compared to net income of $7.2 million ($0.27 per diluted share) in the third quarter of 2003. Net income for the nine months ended September 30, 2004 was $24.1 million ($0.89 per diluted share), an increase of 26.0% compared to net income of $19.2 million ($0.73 per diluted share) for the nine months ended September 30, 2003.

     The increases in net income for the third quarter and nine months ended September 30, 2004 compared to corresponding periods in 2003 are primarily attributable to higher gross profit and increased operating efficiencies, offset in part by higher research and development expenses. Additional information regarding other items is described in further detail above.

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

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(In thousands)	2004	2003
Net cash provided by operating activities	$47,888	$19,579
Net cash used in investing activities	(11,431)	(32,303)
Net cash provided by financing activities	980	1,188

Increase (decrease) in cash and equivalents	37,437	(11,536)
Cash and equivalents at beginning of period	115,197	84,923

Cash and equivalents at end of period	$152,634	$73,387

     At September 30, 2004, cash and equivalents totaled $152.6 million, an increase of approximately $37.4 million from the balance of $115.2 million at December 31, 2003. At September 30, 2004, cash and equivalents and short-term investments totaled $214.5 million, an increase of approximately $40.0 million from the balance of $174.5 million at December 31, 2003. We maintain a $10 million unsecured, revolving line of credit with Bank One, NA that is available through June 1, 2006. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. However, as of September 30, 2004, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends and general corporate purposes.

     Net cash provided by operating activities totaled $47.9 million for the nine months ended September 30, 2004, compared to $19.6 million for the corresponding period in 2003. Cash provided by operating activities in the first nine months of 2004 was primarily the result of cash generated from profitable operations, including non-cash depreciation, provisions for losses and amortization charges. In addition, an increase in deferred income taxes of $11.5 million in the first nine months of 2004 contributed to the increase. Cash provided by operating activities in the first nine months of 2003 was primarily the result of cash generated from profitable operations as in 2004; however, the 2003 period included an increase in deferred income taxes of $14.9 million. Additionally, cash provided by the changes in operating assets and liabilities in the first nine months of 2004 was $0.6 million, compared to cash used in the changes in operating assets and liabilities of $25.5 million for the corresponding period in 2003. The cash provided by the change in operating assets and liabilities in the first nine months of 2004 was primarily due to a decrease in income tax receivables, offset in part by an increase in inventories and slight increases in lease receivables. The $25.5 million use of cash in the change in operating assets and liabilities in the first nine months of 2003 was primarily a result of an increase in the accounts receivable, investment in sales-leases and income tax receivables. If we are able to expand sales through our direct sales offices, dealer network and government and national accounts divisions, this would likely require additional working capital for increased accounts receivable and inventories.

     Net cash used in investing activities totaled $11.4 million for the nine months ended September 30, 2004 compared to $32.3 million for the nine months ended September 30, 2003. Net cash generated by maturities and sales of short-term investments during the first nine months of 2004 was $72.6 million, offset by net cash used in the purchase of short-term investments of $75.1 million during the nine months ended September 30, 2004. Net cash used in the purchase of short-term investments during the nine months ended September 30, 2003 was $141.9 million, offset in part by maturities and sales of short-term investments of $113.7 million in the first nine months of 2003. Net cash of $7.4 million was used to acquire additional property, plant and equipment during the first nine months of 2004 compared to $5.2 million for the corresponding period in 2003, and net cash of $1.5 million was used in acquisitions in the first nine months of 2004 compared to $450,000 for the corresponding period in 2003. In the first quarter of 2003, Inter-Tel also received payment from the Vianet shareholders of $1.45 million, as payment of a loan in connection with the sale of 83% of our interest in Inter-Tel.NET, and in exchange for the full release of our guarantee of vendor obligations.

     Net cash provided by financing activities totaled approximately $980,000 for the nine months ended September 30, 2004, compared to cash provided by financing activities of $1.2 million for the corresponding period in 2003. Net cash provided by proceeds from the exercise of stock options and from stock issued under the Company’s employee stock purchase plan totaling $5.6 million in the first nine months of 2004 was offset in part by cash used for dividends, which totaled approximately $4.6 million during the same period. Net cash provided by the exercise of stock options and from stock issued under the Company’s employee stock purchase plan totaled $3.7 million during the first nine months of 2003, which was offset in part by cash used for dividends totaling approximately $2.2 million in the same period. During the first nine months of 2004 and 2003, we reissued treasury shares through stock option exercises and issuances. In the nine month period ending September 30, 2004, the proceeds received from these reissued treasury shares were higher than the cost basis of the treasury stock reissued, resulting in an increase to retained earnings of approximately $140,000. In the nine month period ending September 30, 2003, the proceeds received from these reissued treasury shares were higher than the cost basis of the treasury stock reissued, resulting in an increase in retained earnings of $151,000.

     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $233.8 million and $210.1 million remained unbilled at September 30, 2004 and December 31, 2003, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel has been engaged in discussions with various divisions of the Justice Department regarding the resolution or settlement of these investigations, which include a civil lawsuit, currently stayed, initiated by the San Francisco Unified School District and in which the Justice Department intervened. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not know what, if any, impact the investigations may have on the Company’s business or financial condition. There can be no assurance, however, that a resolution or settlement will be reached. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts, or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business.

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

     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, declined from 6.1% at December 31, 2003 to 5.6% at September 30, 2004, primarily as a result of improved write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

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

     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of September 30, 2004, Inter-Tel had gross goodwill of $24.3 million and accumulated amortization of $5.0 million. Inter-Tel completed two acquisitions through September 30, 2004 and one in 2003 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.

     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2003 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At September 30, 2004 and December 31, 2003, $17.1 million of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2003, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices in determining that no impairment has occurred. This allocated market capitalization value far exceeded the net carrying value of the goodwill included in the financial statements. Therefore, the second step for potential impairment was unnecessary.

     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of September 30, 2004, Inter-Tel had gross purchased intangible assets of $14.9 million and accumulated amortization of $7.4 million.

     At September 30, 2004 and December 31, 2003, goodwill, net of accumulated amortization, totaled $19.3 million and $18.0 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $7.5 million at September 30, 2004 and $8.2 at December 31, 2003. Accumulated amortization through September 30, 2004 was $12.4 million, including $5.0 million of accumulated amortization attributable to goodwill and $7.4 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2003 was $11.0 million, including $5.0 million of accumulated amortization attributable to goodwill and $6.0 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5 year lives) and non-competition agreements (2-5 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At September 30, 2004, our allowance for doubtful accounts for accounts receivable were $11.1 million of our $54.5 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine the reserve for obsolete or excess inventory and we make our assessment primarily on a significant product-by-product basis for the immediately preceding twelve-month period, adjusted for expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. Historically, sales of scrap have not been material and have not affected our profit margins. At September 30, 2004, our inventory reserves were $6.9 million of our $24.1 million gross inventories. If actual customer demand, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.

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

Risks Related to Our Business

Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.

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

     The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services, and develop new technologies and applications in a timely and cost- effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. Problems and delays associated with new product development have in the past contributed to lost sales. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete.

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

     Over the past 18 to 24 months, we have introduced Unified Communicator® software, a web-based, speech-recognition, wireless PDA, and Wireless Application Protocol (WAP) software application for controlling and managing calls, contacts and presence status; Enterprise® Conferencing and Enterprise® Instant Messaging software, a SIP-based web and audio conferencing application; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; and several other telephony-related products. During the past 12 to 18 months, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products identified above, as well as the Axxess system, the Application Platform, the Unified Communicator and related computer-telephony products, EncoreCX products, converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     We completed one acquisition and one technology purchase during 2003 and one acquisition during January 2004 and one in July 2004. At the beginning of the third quarter of 2003, we acquired rights to certain developed technology and in December 2003, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer in the Philadelphia metropolitan area. In January 2004, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer in Tennessee and in July 2004, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer in South Carolina. These acquisitions are subject to risks and uncertainties including, but not limited to, those indicated above. In October 2004, after the close of the fiscal third quarter of 2004, we acquired selected assets and assumed certain liabilities of former Inter-Tel dealers in Pittsburgh, Pennsylvania and Las Vegas, Nevada. In October 2004, we also acquired selected assets and assumed certain liabilities of Linktivity, which develops Web-based conferencing solutions, notably Linktivity® software. These solutions are designed to provide real-time communications and remote control software to enable instantaneous, browser-to-browser Web conferencing and help desk support solutions. In October 2004, Inter-Tel also entered into a source license arrangement for select audio conferencing and web presentation technology from eDial, a subsidiary of Alcatel Marketing USA.

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

     Our success depends upon our proprietary technology. We currently hold twenty-five (25) U.S. patents for telecommunication and messaging products, systems and processes and have applied to the U.S. Patent and Trademark Office for eleven (11) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

     Divisions of the United States Department of Justice are investigating other companies’ and Inter-Tel’s participation in a federally funded “E-Rate program” to connect schools and libraries to the Internet. The Justice Department has provided Inter-Tel with a description of the evidence on which the investigations are based. Inter-Tel has been engaged in discussions with various divisions of the Justice Department regarding the resolution or settlement of these investigations, which include a civil lawsuit, currently stayed, initiated by the San Francisco Unified School District and in which the Justice Department intervened. Inter-Tel is presently unable to predict or determine the final outcome of, or to estimate the potential range of loss with respect to, the investigations. Based upon the information known at this time, we do not know what, if any, impact the investigations may have on the Company’s business or financial condition. There can be no assurance, however, that a resolution or settlement will be reached. If Inter-Tel is convicted of any crime or subjected to sanctions, or debarred from certain government contracts, or if penalties, damages or other monetary remedies are assessed against Inter-Tel in connection with or related to these and other investigations, our business and operating results could be materially and adversely affected. The existence and disclosure of the investigations may have already caused competitive harm to Inter-Tel, and any unfavorable resolution to these matters may further harm Inter-Tel’s business.

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

     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality and address software bugs. Over time, older versions of the software become less supported or unsupported by our vendors for financial and other reasons and eventually become obsolete. Oracle, the primary supplier of our third-party applications, provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While Oracle and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straightforward as possible, we are subject to risks associated with the process, and in some cases we may choose to continue to utilize and maintain the unsupported third-party software using our own information systems personnel. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. We expect to affect software upgrades in the future and cannot assure you these software upgrades or enhancements will operate as intended or be free from bugs or that we will be able to operate effectively using unsupported third-party software using our existing personnel and resources. If we are unable to successfully integrate new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.

Our stock price has been and may continue to be volatile, impairing your ability to sell your shares at or above purchase price.

     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements of developments relating to our business;

•	fluctuations in our operating results;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors; and

•	national and regional weather patterns.

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

Our Chairman of the Board of Directors, CEO and President controls 20.0% of our Common Stock and is able to significantly influence matters requiring shareholder approval.

     As of September 30, 2004, Steven G. Mihaylo, Inter-Tel’s Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 20.0% of the existing outstanding shares of the common stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

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

     Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide local and long distance services, including voice and data circuits, to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure you that the increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which we have minimum use requirements and/or costs. The market for long distance services is experiencing, and is expected to continue to experience significant price competition, and this may cause a decrease in end-user rates. We cannot assure you that we will meet minimum use commitments, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable Network Services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling or unable to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own Network Services will be harmed. Carriers that provide telecommunications services to us may also experience financial difficulties, up to and including bankruptcies, which could harm our ability to offer telecommunications services.

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

We Are Exposed To Increased Costs And Risks Associated With Complying With Increasing And New Regulation Of Corporate Governance And Disclosure Standards.

     We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and by our independent auditors. We are currently documenting and testing our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2004. This process has required us to hire additional personnel and outside advisory services and has resulted in additional accounting and legal expenses. In addition, the evaluation and attestation processes required by Section 404 are new and neither companies nor auditing firms have significant experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of Inter-Tel may be adversely affected and could cause a decline in the market price or our stock.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Sarbanes-Oxley 404 Compliance. We continue the detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002. We are simultaneously working to complete our evaluation of design phase where we have identified what may be control deficiencies in our system of internal controls, and have been performing the testing phase of our project. We expect to validate any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. We believe we are prepared to investigate any potential control deficiencies, and, where appropriate, to remediate them. Although we have made this project a top priority for the Company, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that the remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect upon our business, financial condition or results of operations and will not disrupt our normal operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—Not Applicable

ITEM 5. OTHER INFORMATION — Not Applicable

ITEM 6. EXHIBITS:

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

INTER-TEL, INCORPORATED

November 5, 2004	/s/ Steven G. Mihaylo

Steven G. Mihaylo
Chairman of the Board, Chief Executive
Officer and President

November 5, 2004	/s/ Kurt R. Kneip

Kurt R. Kneip
Senior Vice President and
Chief Financial Officer