Form 10-K
period 2004-12-31
INTER TEL INC
filed 2005-03-16
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File Number:
December 31, 2004	0-10211

INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994

1615 S. 52nd Street
 Tempe, Arizona 85281
 (480) 449-8900

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(26,681,045 shares outstanding as of March 4, 2005)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K — ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sales price of Inter-Tel’s Common Stock reported on the Nasdaq National Market System on June 30, 2004 was approximately $643.5 million. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

Selected portions of Item 10, and Items 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement relating to its 2005 Annual Meeting of Shareholders. The Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Shareholders will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2004.

INTER-TEL, INCORPORATED
2004 FORM 10-K ANNUAL REPORT

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

     Inter-Tel, Incorporated (“Inter-Tel” or the “Company”), incorporated in 1969, is a single point of contact, full-service provider of converged voice and data business communications systems; related networking applications; and presence management, collaboration, and messaging applications. Our diverse suite of applications includes the following: unified communications; voice processing and unified messaging software; audio, video and Web conferencing applications; workgroup and call center management solutions; Internet Protocol (IP) telephony software; Computer Telephony Integration (CTI) applications; and other communications services. Our communications platforms include Inter-Tel 5000 Network Communications Solutions, Inter-Tel Axxess® and EncoreCX® business communication systems. We also provide managed services such as, local and long distance calling services, networking; maintenance, leasing, and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market under the symbol “INTL.”

     On October 14, 2004, Inter-Tel announced the purchase by an operating subsidiary of selected assets and assumption of certain liabilities of Converging Technologies, Inc. and Linktivity, Inc. The acquired assets primarily include Web-based conferencing solutions, notably Linktivity® software. These solutions provide real-time communications and remote control software to enable instantaneous, browser-to-browser Web conferencing and help desk support solutions. The acquisition of these selected assets enables Inter-Tel to continue to expand its Presence Management and Collaboration tools. Linktivity offers its products and services through its international distributors and certified North American resellers.

     On October 14, 2004, Inter-Tel also announced the license of intellectual property from eDial, a division of Alcatel USA Marketing, Inc., and provider of Session Initiation Protocol (SIP) audio conferencing and collaboration solutions for enterprises and service providers. The eDial and Linktivity technologies were selected to complement Inter-Tel’s Converged Business Communication systems and to allow Inter-Tel to further enhance its presence management, conferencing and collaboration products.

     On February 28, 2005, Inter-Tel Lake Ltd, a wholly owned Irish subsidiary of Inter-Tel executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.0 million, plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including EncoreCX® products currently being distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. For more than a year, Lake has sold certain communications products to the Company in the ordinary course of its business. See Note R of the Notes to our Consolidated Financial Statements for additional information on the Lake Acquisition.

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 4, 2005, we had fifty-nine (59) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in South Africa and Japan. We also maintain research and development and software sales offices in Tucson, Arizona and in the United Kingdom. In March 2005, as a result of the closing of the Lake acquisition identified above, we will also maintain a wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.

     PRODUCTS AND SERVICES OFFERED TO INTER-TEL’S DISTRIBUTION NETWORK

     Inter-Tel is focused on the enterprise communications market and has an established record of technological innovation and leadership. Inter-Tel serves business enterprise customers, such as manufacturers, healthcare providers, the automotive industry, financial institutions, government agencies, non-profit organizations and other service organizations with value-driven solutions. Our core products include include converged and IP-centric communications platforms, IP telephony products and services, audio, video and Web conferencing solutions, computer telephony applications, unified messaging and voice processing software.

     Inter-Tel addresses current industry-standard terminology by categorizing its software and endpoints under the following four technology categories: Communication Systems and Software, as well as Presence, Collaboration, and Messaging Applications. We also offer a complete line of managed services, including custom development, local and long distance calling services, network design and implementation services, maintenance services, leasing and support services. In addition, we resell peripheral data and telecommunications products.

Communication Systems and Software

     Inter-Tel 5000 Network Communications Solutions

     Designed for small-or medium-sized businesses with single or multiple sites, the Inter-Tel 5000 Network Communication System is designed to enable businesses to combine voice communications with enterprise data networks and applications for cost savings and infrastructure improvements. The platform delivers an integrated solution consisting of: Call Processing; IP, digital and analog endpoints; digital and analog trunks; auto attendant, and voice mail.

     The Inter-Tel 5000 family of network communication solutions, which is scheduled to be released for general availability in the first half of 2005, include the Inter-Tel CS-5200 Communication Server, which supports 25 IP endpoints and 4 ports of built-in voice mail, and the Inter-Tel CS-5400, which supports 110 IP endpoints and 4 ports of built-in voice mail. Also scheduled for release in mid-2005 is the Inter-Tel DE-5200 Digital Expansion Interface, which is also being designed to allow our digital endpoints to connect to these systems. For larger applications, customers may also add an external voice mail server in lieu of using the built-in voice mail.

     The design of the Inter-Tel 5000 provides for up to 63 servers to be transparently networked together. The Inter-Tel 5000 servers are designed to come equipped and licensed for networking right out of the box. If a customer wishes to network an Inter-Tel 5000 server over traditional phone circuits, the customer can purchase a T1/E1/PRI Module and place it one of the modular bays. Inter-Tel 5000 servers can also be networked with Inter-Tel Axxess® v7.0 or later converged platforms over T-1/PRI or the Inter-Tel 5000 servers can be networked over IP with any Axxess® v8.231 or later. The Inter-Tel 5000 also integrates with a wide range of Inter-Tel’s flexible IP, digital and wireless endpoints.

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

     Our converged system combines Internet Protocol (IP), digital, analog and wireless into a single platform—giving our customers a choice of technologies based on their organizations’ needs. Whether our customers want to blend traditional and IP solutions or deploy full IP solutions, Inter-Tel offers a collection of applications and endpoints that enable them to benefit from IP telephony. The distributed architecture enables the connectivity of several phones in an office, of hundreds of phones in a building or on a campus, for remote and telecommuting associates, or even for geographically dispersed offices. All advanced features of the Axxess system, such as Automated Call Distribution (ACD) hunt groups, call center applications, paging zones, centralized attendants and tightly integrated voice mail, remain in place even when an organization is networking over IP.

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

     Inter-Tel’s IP Resource Card (IPRC) allows our customers to transparently network their locations over IP or Frame Relay networks. The IPRC is a multipurpose card for IP-based communications. Controlled through software, the IPRC can be used to network multiple locations without the need for a separate gateway to connect IP endpoints or to connect remote IP gateways. In December 2004, Inter-Tel enhanced the IPRC software to support both IP devices and IP transparent networking on a single IPRC card. The IPRC now supports up to 32 IP devices, effectively doubling the capacity of each modular slot within the chassis.

     As businesses move toward the converged communications model, a common concern remains how best to leverage existing hardware and software. Connectivity protocols—SIP (Session Initiation Protocol) in particular—provide the architecture of how infrastructure and applications connect. SIP’s primary role is that of a communications path, connecting diverse communication tools together so that they can “speak” to one another. SIP enables simple, flexible connectivity that allows infrastructures, applications and endpoints to interact in a standard manner.

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

     In December 2004, Inter-Tel announced the general availability of Axxess v9.0 software. Axxess Version 9.0 software enhancements offer Private Networking and IP endpoints on the same Inter-Tel Internet Protocol Resource Card (IPRC). Axxess v9.0 also offers Virtual Local Area Network (VLAN) Tagging support for Inter-Tel Model 8600, Model 8622, Model 8662 and Model 8690 IP endpoints. VLAN Tagging is designed to enable administrators to segment a single physical network into multiple virtual networks for simpler management, increased performance, improved voice quality and enhanced network security. Additionally, this release included support for Phantom Stations, which enables traveling associates to create virtual stations that do not require a physical endpoint, since these users are not typically in the office.

     Axxess Version 9.0 software also added “Barge In” capabilities and enhanced the “Silent Monitor” feature to allow our customers to monitor and participate in agent calls for quality assurance and training efforts when those agents are located on a network node that is different from the supervisor’s node. A number of diagnostic enhancements and new administration and development tools were also included in this release, designed to streamline system management and increase the productivity of network administrators.

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

     Open Architecture Interfaces allow our converged systems to easily integrate with off-the-shelf or custom software applications. There are two types of Open Architecture Interfaces – Desktop OAI and System OAI. The flexibility of our open platform allows for seamless integration of CT applications, customization and development, which protect our customers’ investments as technology evolves and their needs change.

     Inter-Tel’s support for industry standards, such as CSTA, TAPI and Intel/Dialogic CT-Connect, allow our Converged Communications Systems to integrate with Customer Relationship Management (CRM) database software applications in order to enhance telephony features such as screen pops, outbound dialing, etc.

     Inter-Tel is committed to developing standards-based IP telephony solutions. Inter-Tel supports Media Gateway Control Protocol (MGCP) and Session Initiation Protocol (SIP) in our Axxess communications platform. SIP and MGCP are industry-standard protocols for transmitting voice over IP networks. Through our support of these two standard protocols, Axxess can interoperate with other industry-standard devices such as SIP and MGCP gateways for converting IP voice calls to standard telephone lines, and for using standard SIP telephones as extension numbers on the system.

     Inter-Tel also supports IEEE standards 802.11b, and 802.3af. Inter-Tel’s adoption of 802.11b enables our customers to access system features from devices, such as the Inter-Tel Model 8601 SIP SoftPhone for Pocket PC or Models 8664 and 8665 wireless endpoints, while they’re mobile within their enterprise’s 802.11b network. The IEEE standard 802.3af enables customers to implement power over Ethernet, eliminating the need for customers to supply power to their IP phones at their desktops. Inter-Tel’s multi-protocol endpoints support G.711 a-law, G.711 u-law, and G.729a/b vocoders.

     To support quality of service on our multi-protocol IP endpoints, Inter-Tel supports DiffServ, ToS, IEEE 802.1p packet prioritization and 802.1Q VLAN identification. These standard protocols are used to help Inter-Tel provide improved voice quality on its IP endpoints.

     Enabling technologies incorporated into Inter-Tel’s applications include Wireless Application Protocol (WAP) and ActiveX, which format the Web experience for various end-user tools. Additionally, Inter-Tel continued to develop products that leverage LDAP, a protocol for accessing database information in a standard format, as well as adopted .NET, Microsoft’s development framework.

     With the launch of the Inter-Tel 5000 Network Communications Solutions in the first half of 2005, Inter-Tel is planning to offer support of T.38, a standard Fax over IP protocol.

     Standards-based convergence solutions enable businesses to maintain their current communications investments during their transition to the converged model. Our future product strategy is focused on continuing to provide support for these and other industry-standard interfaces.

Endpoints

     Tightly integrated with the Inter-Tel 5000 Network Communications Solutions and the Inter-Tel Axxess converged platform, our suite of endpoints deliver exceptional voice quality, powerful features and intuitive interfaces. Whether our customers have associates onsite, mobile, or working from remote locations, our endpoints help customers to perform their functions with continuity.

     Inter-Tel’s suite of powerful, IP endpoints connect local employees, remote staff and satellite offices as if they were all in the same location. Inter-Tel’s IP endpoints are available in two modes – Inter-Tel Protocol or SIP mode. Inter-Tel Protocol enables an IP endpoint access to the features and functionality of a traditional Inter-Tel endpoint. Implementing SIP mode allows an enterprise to access the shared extension feature, which allows multiple endpoints to use the same extension number on an Inter-Tel advanced communications platform. Incoming calls to a shared extension are sent to SIP endpoints simultaneously; offering customers dynamic mobility when away from their main desks. Additionally, SIP mode enables IP endpoints to interoperate with third-party SIP solutions. Inter-Tel’s diverse suite of IP endpoints includes advanced functionality and one-touch access to frequently used features.

     In November 2004, Inter-Tel released the Model 8622 two-port IP endpoint, which added a second LAN port for peripheral devices such as a computer or IP printer. In mid 2004, Inter-Tel also released the Model 8524 and Model 8525 to its customers. These digital wireless solutions are 900 MHz phones that enable customers to access system features and voice mail while mobile.

     Inter-Tel offers wireless solutions, including the Model 8664, Model 8665 and Inter-Tel’s Model 8601 SIP SoftPhone for Pocket PC. Users can receive and initiate calls and access features and messages from these handheld devices, while mobile within an 802.11b wireless network.

     Additionally, Inter-Tel’s Model 8690 multi-protocol, multimedia endpoint released in March 2004 is designed to enable users to access systems features and integrated Unified Communicator® software, as well as manage messages via a touch-screen. Model 8690 is designed to allow users to initiate, hold, transfer and conference calls with the soft phone interface. The Integrated Unified Communicator software is designed to enable users to control their presence and availability status, monitor the status of coworkers, speed-dial contacts, conference associates and clients, and view call history and messages.

     To complement our Inter-Tel 5000 Network Communications Solutions and Axxess converged system, Inter-Tel offers a variety of full-featured digital endpoints. Our digital phones deliver exceptional voice quality, advanced digital features and a range of programmable keys for high-speed, high-quality call processing. The user-friendly, liquid crystal displays (LCDs), with up to 6 line by 16 characters (6x16), lead users through system features and capabilities—serving as built-in user guides. Menu-driven, one-touch “soft keys” allow users to reduce the time it takes to initiate and receive calls, retrieve messages, leave messages and access features.

Presence Tools

     Inter-Tel’s Presence tools enable our customers to control how, when and where they communicate. Since many enterprises have multiple locations or campuses, and require their employees to be connected while mobile, the ability to control and view information about individuals’ availability is important. Inter-Tel’s Presence tools, such as Unified Communicator® software, Connection Assistant®, Enterprise® Instant Messaging and Telephony Manager, facilitate communications among individuals and groups and can convey the individual’s availability, location and the tools currently available to him or her. These tools also allow employees to have communications controlled or enhanced on his or her behalf—streamlining the communication process. Businesses can use presence tools most appropriate to enterprise goals. Users can stay connected to geographically separated associates, customers, partners and vendors, creating a virtual enterprise.

Collaboration Tools

     Inter-Tel’s Collaboration tools enable real-time interaction among two or more people. A business and its resources face many challenges in the pursuit to share ideas, exchange pertinent information, make critical business decisions and respond to customer needs. Connectivity offers our customers’ enterprises better collaboration with their distributed work forces, partners, suppliers and customers. Inter-Tel provides many tools that enable businesses to collaborate cost-effectively and easily, such as Enterprise Conferencing, Enterprise Instant Messaging, Call Center Suite and Connection Assistant and Telephony Manager.

Messaging Tools

     Messaging Tools facilitate the exchange of information between people and locations. Enterprises need to be able to respond uniquely to employees, suppliers, partners and customers, as well as offer 24/7 coverage to capture incoming requests from external sources. Inter-Tel’s Messaging tools, such as Enterprise Messaging, Enterprise Instant Messaging, Unified Messaging and Voice Processing, can address the challenges faced by enterprises with distributed resources and customers across state, national and international boundaries. Inter-Tel offers flexible choices to provide channels of communication no matter the time of day or geographic location.

Inter-Tel’s Suite of Presence, Collaboration & Messaging Tools (Business Applications for the Enterprise)

     As an integral part of our Managed Services offerings, Inter-Tel provides a variety of applications designed for business use, enhanced productivity and operational performance. Inter-Tel’s applications can facilitate audio conferencing and real-time document sharing, automate repetitive tasks, enable call handling tasks from a personal computer (PC), generate historical and real time call statistics, enable intelligent call routing, manage communications using a Web browser or Wireless Application Protocol (WAP) device and more. Specific applications are highlighted in additional detail below.

     Attendant Console

     Inter-Tel’s Attendant Console provides attendants and employees with knowledge of station and hunt group status, such as Do-Not-Disturb messages, forwarding information and busy or available status. The unique user-friendly interface allows users to view the real-time status of employees, enabling them to process calls quickly via touch screen, mouse or keyboard.

     Applications Platform: IVR

     Inter-Tel’s Applications Platform is a scaleable, flexible platform that enables the customization of applications according to the specific needs of an organization. It includes a signaling and services engine, plus a graphical service creation environment. Inter-Tel’s Interactive Voice Response (IVR) integrates computer, telephony, Automatic Speech Recognition (ASR) and Text-To-Speech (TTS) capabilities, and allows for customization for different environments. Inter-Tel’s IVR platform includes a starter pack with two IVR applications for general business purposes, and can be expanded or customized. Our customers have the choice of having their custom applications developed by an authorized Inter-Tel reseller or engaging Inter-Tel’s Custom Solutions group.

     Interactive Voice Response can be deployed as a front-end to Automatic Call Distribution (ACD) systems, which can ask questions that help routing and enable more intelligent and informed call processing. By using IVRs as front-ends, recordings can be used for repetitive messages, and transactions can be performed without involving customer service personnel.

     Call Center Suite

     Call Center Suite is a collection of modular computer telephony software applications that help organizations optimize call center and workgroup performance. Whether an organization has a department workgroup environment with extensions or a call center with agents at a single or multiple locations, Call Center Suite offers a variety of solutions. Combined with a flexible infrastructure, the suite of applications encompasses Management Tools for reporting and activity monitoring, plus Agent and Workgroup Tools to aid in increasing productivity and delivering consistent customer service.

     In April 2004, Inter-Tel released Call Center Suite v3.3, which enabled customers to integrate with Audiolog™ from Mercom Systems, Inc., a call logging/recording solution. With the integration, the Call Center Suite Reporter module can provide call recording retrieval from the Audiolog system. A supervisor can use one interface, Call Center Suite, to research unusual call statistics and uncover the underlying cause by listening to caller and agent dialog.

     Connection Assistant®

     Connection Assistant enables work group members to receive screen pops of key client or customer information, applications, and Web applications, and is designed to enable individuals to provide personalized service and enhance productivity levels. Work group members can receive call notes from their group members, automatically displaying pertinent customer and account information. Connection Assistant also provides group members with the ability to view the programmed status of any colleague. Call control buttons allow users to quickly call colleagues, pickup inbound calls and perform blind or screened transfers. Additionally, Connection Assistant provides users with flexible control of their extensions to better manage communications. Using a rules-based system, users can assign actions to specific events occurring at their extensions. Associates can divert unidentified calls at a particular time or from a specific number to another extension or to voice mail.

Enterprise® Conferencing

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

Enterprise® Instant Messaging

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

     System Manager

     In January 2004, Inter-Tel announced the release of System Manager software, a network management system for the Inter-Tel Axxess platform. Inter-Tel’s System Manager unites Inter-Tel’s diverse product line into a family of products that can be viewed, programmed, managed and diagnosed through a single interface. System Manager is designed to help reduce the cost and overall complexity of operating the system. When the Inter-Tel 5000 Network Communication product is released for general availability, an updated version of the System Manager is scheduled to be released with support for the Inter-Tel 5000.

     Telephony Manager

     Many businesses use Microsoft® Customer Relationship Management (CRM) software to manage customer account information and make informed business decisions. An Inter-Tel Presence tool, Telephony Manager (released in May 2004) links an Inter-Tel communications platform to Microsoft CRM so businesses can build customer loyalty, collaborate effectively with team members and make informed business decisions.

     Telephony Manager automatically links incoming customer calls to a company’s MSCRM database, via Automatic Number Identification (ANI)—screen-popping customer information to sales and support personnel. Employees immediately have the customer information they need to provide superior customer service. Telephony Manager also enables users to convey their current availability to fellow colleagues—for better collaboration and workflow. Additionally, the integration allows employees to transfer, conference or record the call from the MSCRM interface.

     Telephony manger was developed with the assistance of ePartners, a national reseller of Microsoft CRM software. Inter-Tel’s contractual relationship is structured around a referral program for sales of both the Telephony Manager and Microsoft CRM software.

     Unified Communicator® v2.1 Software/SIP Server v1.1

     Inter-Tel currently offers Unified Communicator v2.1 software, which provides our customers with control of their endpoints through multiple user interfaces including speech recognition, touch-tone, PC Web browser and WAP devices. Unified Communicator provides users with a powerful set of tools designed to enhance the control and flexibility of the desktop environment. Users can manage their presence by controlling how and where they can be reached—routing calls to their current location, or by forwarding calls to a specified number. They can access their personal address book and the System Directory, control availability and location, check availability of colleagues and initiate calls from a Web browser or WAP-enabled device. Our mobile customers can manage communications through speech recognition or with a touch-tone phone if a Web browser is unavailable. The Unified Communicator and the SIP Server are bundled to provide an integrated SIP and presence management platform.

     In the second quarter of 2005, Inter-Tel expects to release Unified Communicator v3.0 software, which is being designed to incorporate a number of collaboration enhancements to the Web client interface. Unified Communicator v3.0 is being designed to enable users to initiate ad hoc Web collaboration meetings with colleagues and clients; share their desktops and applications to discuss business matters, training or customer support; and illustrate or “white board” ideas or concepts with customers and coworkers.

     Unified Messaging

     Designed to run in a Microsoft® Windows® environment, our Unified Messaging software combines e-mail, voice mail and fax into a single, mail management program. Depending on the level of integration our customers choose, messages are either converted to standard file formats, or seamlessly integrated so that users can view, access and process messages through a variety of devices, including Microsoft’s Exchange messaging application, Lotus Notes® and cc:Mail™ and Novell’s GroupWise®, as well as other Internet mail applications.

     Voice Processing

     Designed to integrate with the Inter-Tel 5000 Network Communications Solutions and the Axxess platform, our Voice Processing system provides an automated attendant to guide callers to the person or information they need. This automated attendant answers incoming calls, transfers calls, records messages, screens calls and returns calls using caller identification software. The Voice Processing systems provides Call Routing Announcements, voice mail, the ability to record a call and various call handling functions. Additionally, voice mail messages can be retrieved using the Voice Processing system from any location using a touch-tone phone. Inter-Tel offers Voice Processing in two varieties—embedded in the chassis and in an external server.

Small Business Communications Systems

     EncoreCX®

     EncoreCX® is a converged voice and data telephone system designed for businesses with up to 40 employees, or large residences. The EncoreCX includes feature-rich telephones that have a large intuitive display. The flexible EncoreCX system allows our customers to integrate a mix of standard analog devices, such as cordless telephones and fax machines. In addition, EncoreCX can be programmed and maintained remotely, minimizing the costs associated with on-site technician visits. The EncoreCX is targeted for retail or small business, multi-branch businesses, or even home-based businesses.

     In the first half of 2005, Inter-Tel expects to release EncoreCX v3.0, which is being designed to support T-1/Primary Rate Interface (PRI) services. This release is being developed to give our small business and large residential customers a choice to deploy a digital trunk connection (T-1 or PRI) instead of an analog trunk connection. This new version of software is also being designed to offer customers additional bandwidth on network connections and Direct Inward Dial (DID) functionality—connecting callers directly with employees within the Inter-Tel EncoreCX system. By combining voice and/or data capability on the Inter-Tel EncoreCX system, the T-1/PRI Module is expected to provide reduced equipment and administrative costs, and to streamline resource management.

PRODUCTS & SERVICES OFFERED THROUGH OUR LINKTIVITY® DISTRIBUTION NETWORK

Collaboration & Web Conferencing Solutions

     Linktivity WebDemo® 4.0

     In December 2004, Inter-Tel released Linktivity WebDemo® 4.0, which offers our customers a web-based, real-time conferencing and collaboration solution. This software is available in three versions: WebDemo Express, WebDemo Professional and WebDemo Enterprise, which are designed to support a broad range of businesses and enterprises at an affordable price. WebDemo 4.0 provides our customers with an enhanced software tool to facilitate virtual meetings, collaboration sessions with remote associates, and sales presentations with remote customers. WebDemo 4.0 enhancements, such as new launch icons, multilingual support and HTML collaboration client are designed to offer existing and new customers improved connectivity rates and easy-to-initiate virtual meetings, e-training and Internet collaboration.

     Linktivity WebInteractive® 4.0

     Announced in December 2004, the release of Linktivity WebInteractive® 4.0 offers real-time communications software that provides server-based collaboration and control products. The software is designed to help our customers to improve their support and online sales environments. By connecting to the Internet or via intranets and extranets, associates can chat in real-time with their customers or prospects and quickly escalate chats to desktop sharing, virtual product demonstrations, training or live customer service to help reduce operating costs and increase sales.

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

     Network, Local and Long Distance Services

     Through our subsidiary, Inter-Tel NetSolutions®, we resell a variety of telecommunications services, including local communications services, domestic and international long distance services, calling card services, 800 services, dedicated data services, Internet, frame-relay and voice and video conferencing, disaster recovery solutions, and network monitoring and management. We resell these services through our agreements with major U.S. long distance carriers. These services are then billed to the end-user customer by Inter-Tel NetSolutions.

     Through our division Inter-Tel Network Services Agency (INSA), we sell services as an Agent of various Regional Bell Operating Companies (RBOCs) and Competitive Local Exchange Carriers (CLECs). These services include primarily local communications services, data services and Internet access. The Local Exchange Carrier (LEC) or CLEC bills these services to the end user, providing they and INSA receive compensation from the provider for marketing these services.

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

     Networking Technologies Integration

     Our division Inter-Tel DataNet designs, installs and supports an integrated, comprehensive solution for our customers’ complex data and telecommunications networks, from local area networks, or LANs, to geographically dispersed wide area networks, or WANs.

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

     Custom Professional Services and Solutions

     Inter-Tel Custom Solutions (ICS) is an Inter-Tel division that delivers professional services to our customers a variety of custom IVR and computer telephony solutions built with our industry-leading software and hardware products. ICS can also customize computer telephony applications and extend the capabilities of existing Inter-Tel converged platforms and Call Center Suite installations, as well as assist in the integration of third-party hardware and software that may be required to deliver complete call center telephony solutions.

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

     Leasing Services

     Inter-Tel offers its Total Solutions (formerly TotaLease®) program through our subsidiary, Inter-Tel Leasing, Inc. The Total Solutions program enables end users to acquire a full range of business communications systems and applications designed and manufactured by Inter-Tel, as well as maintenance and support services. This program provides a total system financing package to the customer at a set monthly cost, with system expansion available for an additional fee. The typical Total Solutions contract has a term of 60 months, and allows the customer to renew the contract at a specified price for up to an additional 36 months.

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

Peripheral Products

     Through our CommSource® division, Inter-Tel distributes peripheral telecommunications products, applications and services developed by third parties to our direct sales offices, dealers and VARs. We offer a selection of products including the following: analog and cordless telephones; audio-conferencing, bridges and accessories; call accounting; call logging/recording; computer telephony products; data equipment; headsets; installation equipment; message-on-hold; paging equipment; power protection and backup; premise wireless and videoconferencing systems and other accessories. Our CommSource division sells and distributes products we have endorsed as leading communications peripherals widely deployed within organizations. Many of these products and services interface with our telephone systems.

SALES AND DISTRIBUTION

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 4, 2005, we had fifty-nine (59) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in South Africa and Japan. We also maintain research and development and software sales offices in Tucson, Arizona and in the United Kingdom. In March 2005, as a result of the closing of the Lake acquisition, we will also maintain a wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.

Distribution Channels

     Our success depends in part upon the strength of our distribution channels and our ability to maintain close access to our end user customers through our distribution channels. In recent periods, we have sought to improve our access to end users through strategic acquisitions of resellers of telephony products and services, some of which are located in markets in which we have existing direct sales offices. As of December 31, 2004, Inter-Tel’s direct sales office personnel and national and government accounts personnel consisted of 1,144 and 52 persons, respectively.

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

National, Government and Education Accounts

     Inter-Tel’s National, Government and Education Accounts Division (NGEA) services large commercial companies; the Federal Government and its agencies; state, municipal and local governments; and educational institutions throughout the United States. NGEA offers the full line of Inter-Tel converged communications solutions to its customers, as well as consulting, financial planning and related assistance.

     NGEA support programs and Managed Services Rental Program, are comprehensive and flexible, providing companies, government agencies, and educational organizations technical solutions, with a level of support provided to allow them to concentrate on building future infrastructure needs, with support for previously installed products.

     Inter-Tel has been the subject of government investigations relating to its e-Rate program, which have resulted in convictions and civil penalties. Please refer to “We have been the subject of government investigations, which have resulted in convictions and civil penalties and may cause further competitive and financial harm to our business” in the “Factors That May Affect Future Operating Results” section of this document and Note A of Notes to Consolidated Financial Statements for additional information.

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

International Sales

     We currently have dealers in North America, the UK, parts of Europe, Japan and South Africa, and we are currently working to expand our international dealer network. In addition, as a result of the Lake acquisition closed in March 2005, Inter-Tel expects to have dealers in Ireland, other parts of Europe and Australia. International sales, which include business communications systems and IP telephony and peripheral products, accounted for approximately 3.2% and 3.0% of our net sales in 2004 and 2003, respectively. In order to sell our products to customers in other countries, Inter-Tel must comply with local telecommunications standards. Our Inter-Tel 5000 Family of Network Communications Solutions, Axxess system and IP telephony products can be modified using our software to facilitate compliance with these local regulations. In addition, the Inter-Tel Axxess and the Inter-Tel 5000 platforms have been designed to support multi-lingual functionality, and both platforms currently support American English, British English, Japanese and Spanish languages.

Customer Service and Support

     Customer service and support are critical components of customer satisfaction and the success of our business. We operate a technical support group that provides a range of support services to our distributors, dealers and end user customers through the Internet and through a toll-free telephone number. Inter-Tel provides on-site customer support through our direct sales offices and dealers and, using remote diagnostic procedures, we have the ability to detect and correct system problems from our technical support facilities. In the past several years, we greatly enhanced our Internet, intranet and extranet capabilities. Inter-Tel’s Web site is designed to offer our direct sales offices and dealer channel support for sales and technical support activities. Our Web site also offers a wide array of sales and technical information, including an on-line product and service catalog, efficient order processing, portable-document-format sales brochures, competitive information, on-line technical manuals and frequently-asked-questions on important topics. The Inter-Tel website also supports the ability to initiate and track the status of technical support tickets from our web site to help improve communication concerning the status of submitted tickets, and we have continued to develop and enhance our sales proposal platform. In 2004 we implemented a centralized customer care center. The customer care center takes service calls from customers that have purchased phone systems from our direct sales offices and government and national accounts division. Personnel at the customer care center manage the scheduling and dispatching of technicians and quality of service to the customer. We intend to further develop our Web site to add additional information and services. During 2005, we plan on migrating all primary service call and dispatch functions currently being performed at our branch locations to the centralized customer care center.

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

     We believe we can best serve our customers by continually improving the quality of our systems, customer service and support, and other aspects of our organization. Through our continuous improvement process, Inter-Tel implements quality processes throughout its business operations. We have established formal procedures to provide responsiveness to customer requests, monitor response times and measure customer satisfaction. We have also established means by which all end users, including customers of our resellers, can request product enhancements directly from us. Inter-Tel supports its dealers and VARs through extensive training programs offered at Inter-Tel’s facilities and through virtual remote training courses tied into Inter-Tel University. Inter-Tel also provides a toll-free telephone number for sales and technical support, an extranet site offering up-to-date sales and support information, and end-user marketing materials. We typically provide a one-year warranty on our systems to end users. Inter-Tel receives manufacturing warranties for periods of up to two years from the date of manufacture from its third-party manufacturers. We offer to pass through the warranties on our systems to our dealers for a period of up to two years from the date of manufacture, and the dealers are then responsible for providing a warranty to their end users.

RESEARCH AND DEVELOPMENT

     We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess® system, including adding new applications, enhancing and developing new IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of the new Inter-Tel 5000 Network Communications family of products, next generation LAN-enabled telephony platforms, cost reductions of our multi-protocol IP endpoints, and the integration of the Linktivity web collaboration technology into many of our applications.

     As of December 31, 2004, we had a total of 308 personnel engaged in research and development and related technical service and support functions. Research and development expenses were $28,815,000; $21,978,000; and $19,340,000 in 2004, 2003, and 2002, respectively.

MANUFACTURING

     Inter-Tel manufactures substantially all of its systems through third party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce our communications systems, physical endpoints and printed circuit boards to our engineering specifications and designs. In some cases, our suppliers perform systems integration, software loads, perform functional tests and make final shipment. Varian, Inc., a multinational electronics company, currently manufactures a significant portion of our products, including substantially all of the printed circuit boards used in the Inter-Tel 5000 Network Communications Solutions and the Axxess platform, at Varian’s Tempe, Arizona facility. We provide our manufacturing contractors with forecasted schedules of our manufacturing needs and revise the forecasts on a periodic basis. We continuously monitor the quality of the products produced on our behalf by our manufacturing subcontractors.

COMPETITION

     The market for our products is highly competitive and has in recent periods been characterized by rapid technological change, business consolidations and decreasing prices. Competitors for our converged communication products geared toward the enterprise market include Avaya, Nortel Networks, 3Com, Altigen, Cisco Systems, Comdial, Iwatsu America, Inc., Mitel Networks, NEC Corporation, Panasonic, Shoreline, Siemens, Toshiba and Vodavi, among numerous other resellers of these and similar products. Several of these competitors have been active in developing and marketing IP networking products and have established relationships with customers within their markets. Microsoft offers the Microsoft Live Communications Server, which is proprietary software that facilitates voice communication and collaboration over IP networks. This platform could be further enhanced in the future to compete with our IP convergence products. We also compete against the RBOCs, which typically offer systems produced by one or more of our competitors listed above and also typically offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company’s central office. We also compete with RBOC’s and next-generation service providers, such as DSL providers and cable companies, that offer IP Centrex services as well as bundled telephony and data services in an application service provider telephony model.

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

INTELLECTUAL PROPERTY RIGHTS

     As of December 31, 2004, we held patents for 27 telecommunications and unified messaging products. The remaining life of these patents ranges from six months to eighteen years. We have also applied to the U.S. Patent and Trademark Office for fourteen additional patents. We also rely on copyright, trademark, trade secret law and contractual provisions to protect our intellectual property.

EMPLOYEES

     As of December 31, 2004, we had a total of 2,022 employees, of whom 747 were engaged in sales, marketing, e-business and customer support; 268 in direct sales office administrative, wholesale administrative and other management personnel; 582 in manufacturing, quality and related operations, including direct sales office operations personnel; 308 in research and development and related technical service and support functions; and 117 in finance, information systems, administration and executive management. We believe our relations with our employees are good.

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

Risks Related to Our Business

Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the potential impact of new accounting pronouncements such as FAS 123R;

•	national and regional weather patterns;

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances; and

•	the impact of the E-Rate settlement and possible FCC debarment, which could effect both our government business and our commercial business.

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

     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the recent past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results would suffer unless we significantly increased sales to new customers. Moreover, particularly in an environment of fluctuating interest rates, the timing and profitability of lease resales from quarter to quarter could impact operating results. Long distance and DataNet sales, which typically carry lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales, although gross margins may fluctuate in these divisions from period to period. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales or if gross margins from this division decline. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter, and net sales for the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.

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

Our future success largely depends on increased commercial acceptance of our Inter-Tel 5000 Network Communications Solutions, Axxess® system, EncoreCX®, speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, and related computer-telephony products.

     Over the past 18 to 24 months, we have introduced a number of new products and platforms, including: Unified Communicator® software, a web-based, speech-recognition, wireless PDA, and Wireless Application Protocol (WAP) software application for controlling and managing calls, contacts and presence status; Enterprise® Conferencing and Enterprise® Instant Messaging software, a SIP-based web and audio conferencing application; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, as well as the Axxess system, the Inter-Tel 5000 Network Communications products, the Application Platform, the Unified Communicator and related computer-telephony products, the Linktivity collaboration technology, EncoreCX products, converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     Our telecommunications products and software are highly complex. Although our new products and upgrades are examined and tested prior to release, they can only be fully tested when used by a large customer base. Consequently, our customers have in the past and may in the future discover program errors, or “bugs,” or other defects after new products and upgrades have been released. Some of these bugs may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards in place designed to minimize the number of errors and defects in our products, we cannot assure you that our new products and upgrades will be free of bugs when released. If we are unable to quickly or successfully correct bugs identified after release, we could experience the following, any of which would harm our business:

•	costs associated with the remediation of any problems;

•	costs associated with design modifications;

•	loss of or delay in revenues;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance or loss of market share;

•	increased service and warranty costs;

•	liabilities to our customers; and

•	increased insurance costs.

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

     In particular, in prior years our operating results were materially adversely affected by several of the factors described above, including substantial operating losses and impairment charges resulting from Executone and Inter-Tel.NET. Refer to Note B to the Consolidated Financial Statements for additional information concerning our acquisitions.

     We completed two acquisitions in 2002, one acquisition and one technology investment in 2003 and five acquisitions and one technology investment in 2004. The 2002 acquisitions included certain assets and liabilities of an operating company and the stock of a United Kingdom technology company. In 2003, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer and we acquired the rights to certain developed technology. In 2004, we acquired certain assets and assumed certain liabilities of four former Inter-Tel dealers. In addition, we completed one technology related acquisition, coupled with a license of technology in 2004. In March of 2005, we acquired all of the outstanding stock of several related entities in Ireland. These entities are similar in nature to our wholesale operations and also include significant technology-related assets. These acquisitions are subject to risks and uncertainties including, but not limited to, those indicated above.

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

     Our success depends in part upon protecting our proprietary technology. As of December 31, 2004, we held twenty-seven (27) U.S. patents for telecommunication and messaging products, systems and processes and have applied to the U.S. Patent and Trademark Office for fourteen (14) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

     Any patent, trademark or copyright that we own or have applied to own is subject to being invalidated, circumvented or challenged by a third party. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. The telecommunications and networking industries are heavily patented and we cannot assure that the protection of our proprietary rights will be adequate or that competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could be costly, absorb significant management time and harm our business.

     Many of our competitors have large patent portfolios and we are subject to or could become subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to claims initiated by Avaya, one of our primary competitors, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from Avaya alleging that our Axxess business communications system and associated applications utilize inventions covered by certain of their patents. We are continuing the process of investigating this matter and we have made claims against Avaya for infringement of our patents. The ultimate outcomes by their nature are uncertain and we cannot assure you that these matters, individually or collectively, would not have a material adverse impact on our financial position and future results of operations.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

•	PABX and converged systems providers, distributors, or resellers such as Alcatel, Altigen, Avaya, Cisco Systems, Comdial, 3Com, Iwatsu, Lucky Goldstar, Mitel, NEC, Nortel, Panasonic, Samsung, ShoreTel, Siemens, Toshiba, Vertical Networks/ArtiSoft and Vodavi;

•	large data routing and convergence companies such as 3Com and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	web collaboration product and service providers, such as Centra, eDial (a division of Alcatel), IBM, Microsoft, Raindance Communications, and WebEx;

•	long distance services providers such as AT&T, MCI, Qwest and Sprint;

•	large computer and software corporations such as IBM, HP, Intel and Microsoft;

•	regional Bell operating companies, or RBOCs, cable television companies, IP Centrex service providers, and satellite and other wireless broadband service providers; and

•	independent leasing companies that provide telecom equipment financing.

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

We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products through third-party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. Varian, Inc. currently manufactures a significant portion of our products at Varian’s Tempe, Arizona facility, including substantially all of the printed circuit boards used in the Axxess systems and Inter-Tel 5000 Network Communications Systems. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future.

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

We have been the subject of government investigations, which have resulted in convictions and civil penalties and may cause further competitive and financial harm to our business.

     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Technologies to implement a comprehensive corporate compliance program. The resolution is currently expected to cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated E-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the resolution on fourth quarter results of operations was a reduction to net income by approximately $9.0 million, after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses.

     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2004 relating to Inter-Tel Technologies’ participation in the E-Rate program were not significant.

     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.

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

     During the past year, Inter-Tel has been in the process of establishing a new dealer relationship in South Africa and expects to start receiving revenues from these efforts in the first half of 2005. It is possible that this business many not materialize as soon as expected and may require additional expenses to complete the approval process and to launch the product in South Africa.

     In December 2004, we wrote off our Japan operations. As a result, Inter-Tel assigned selected assets and the customer base of the Inter-Tel Japan direct sales office to a new dealer in Japan that will sell and support Inter-Tel products to our Japan customers. We may continue to incur expenses related to the winding down of our direct presence over the next few quarters.

     The Lake acquisition closed in March 2005. Among other acquisition-related risks, we face risks of deterioration of international sales during the integration process or that projected growth could be delayed or may not materialize at all.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to achieve our objectives.

     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. Moreover, our operating results could be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from acquisitions identified in Note B to the Consolidated Financial Statements. We cannot assure you we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

Our IP network products may be vulnerable to viruses, other system failure risks and security concerns, which may result in lost customers or slow commercial acceptance of our IP network products.

     Inter-Tel’s IP telephony and network products may be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation of service that could harm our operations and revenues. In addition, we may lose customers if inappropriate use of the Internet or other IP networks by third parties jeopardizes the security of confidential information, such as credit card or bank account information or the content of conversations over the IP network. In addition, user concerns about privacy and security may cause IP networks in general to grow more slowly, and impair market acceptance of our IP network products in particular, until more comprehensive security technologies are developed and deployed industry-wide.

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

     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality, improve controls and address software bugs. Over time, older versions of the software become less supported or unsupported by our vendors for financial and other reasons and eventually become obsolete. Oracle, the primary supplier of our third-party applications, provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While Oracle and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straightforward as possible, we are subject to risks associated with the process, and in some cases we may choose to continue to utilize and maintain the unsupported third-party software using our own information systems personnel. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. There are risks associated with failing to apply necessary security upgrades intended to resolve vulnerabilities. While we strive to take necessary precautions and properly test security-related upgrades before applying these upgrades, we must weigh the risks of not applying the upgrade against the risks of vulnerabilities being exploited for malicious purposes by an outside entity. Should a security vulnerability be exploited, our systems could become unstable and/or data could be compromised, thereby adversely affecting our business. We expect to affect software upgrades in the future and cannot assure you these software upgrades or enhancements will operate as intended or be free from bugs or that we will be able to operate effectively using unsupported third-party software using our existing personnel and resources. If we are unable to successfully integrate new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.

Our stock price has been and may continue to be volatile, impairing your ability to sell your shares at or above purchase price.

     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements of developments relating to our business;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or sales of stock by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	the impact of the E-Rate settlement and possible FCC debarment, which could effect both our government business and our commercial business.

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

Our Chairman of the Board of Directors, CEO and President controls 19.8% of our Common Stock and is able to significantly influence matters requiring shareholder approval.

     As of December 31, 2004, Steven G. Mihaylo, Inter-Tel’s Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 19.8% of the existing outstanding shares of the common stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

     Technology companies like ours have a history of using broad based employee stock option programs to hire, provide incentives for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our Common Stock on the date of grant.

     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stack-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 2, 2005.

     Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.

     We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. In addition, this new statement could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

Risks Related to Our Industry

Reductions in spending on enterprise communications equipment may materially and adversely affect our business.

     The overall economic slowdown of the last several years has had and may continue to have a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs and bolster their revenues. The market for enterprise communications equipment may only grow at a modest rate or possibly not grow at all, and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.

The emerging market for IP network telephony is subject to market risks and uncertainties that could cause significant delays and expenses.

     The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will become widespread. Even if IP voice networks become more widespread in the future, we cannot assure that our products, including the IP telephony features of the Axxess systems and Inter-Tel 5000 Network Communication Solutions, our IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.

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

Consolidation within the telecommunications industry could increase competition and adversely affect our business.

     There has been a trend in the telecommunications industry toward consolidation and we expect this trend to continue as the industry evolves. As a result of this consolidation trend, new stronger companies may emerge that have improved financial resources, enhanced research and development capabilities and a larger and more diverse customer base. The changes within the telecommunications industry may adversely affect our business, operating results and financial condition.

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

     We are spending an increased amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB and Nasdaq Stock Market rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and by our independent auditors. We have completed our documentation and testing of our internal control systems and procedures for 2004. This process required us to hire additional personnel and use outside advisory services and resulted in additional accounting and legal expenses. The results of the documentation and testing for 2004 indicate that we currently have adequate internal controls over financial reporting; however, if in the future our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of Inter-Tel may be adversely affected and could cause a decline in the market price or our stock.

ITEM 2. PROPERTIES

     Our corporate headquarters in Tempe, Arizona is located in a 22,600 square foot building pursuant to a lease that expires in May 2008. Our 68,000 square foot operations and distribution center is also located in Tempe, Arizona pursuant to a lease that expires in March 2006. The principal product development and support operations remain in a 96,000 square foot building located in Chandler, Arizona pursuant to a lease that expires in May 2008. We also own a 74,000 square foot facility located in Reno, Nevada, which includes portions of our credit and lease finance facilities, executive and administrative functions, a business development center, a customer care center and a sales office. We also lease sales and support offices and warehouses in a total of 66 lease locations in the United States and two in the United Kingdom. The number of lease locations does not include office space in Milford, Connecticut that we leased in connection with the Executone acquisition, since the lease expired January 14, 2005 and we did not renew the lease. In February 2003, we consolidated three Phoenix, Arizona area offices with an aggregate of 31,300 square feet into a single Phoenix location of 35,000 square feet pursuant to a lease, which expires in July 2008. Our aggregate monthly payments under these leases were approximately $673,000 at December 31, 2004. We believe our facilities will be adequate to meet our current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Inter-Tel Common Stock is traded over-the-counter (Nasdaq symbol: INTL) and since February 1983 has been included in the Nasdaq National Market System. As of March 4, 2005 there were of record approximately 1,069 registered shareholders of our Common Stock. The following table sets forth high and low sales prices reported by Nasdaq for each quarter in the last two years.

2004	High	Low	2003	High	Low
First Quarter	$34.500	$24.400	First Quarter	$26.590	$14.255
Second Quarter	33.000	20.800	Second Quarter	22.240	12.850
Third Quarter	24.930	18.740	Third Quarter	28.350	20.790
Fourth Quarter	30.780	21.830	Fourth Quarter	29.560	21.950

     Dividends. Since December 31, 1997, we have paid quarterly cash dividends (the “cash dividend”) for every share of Common Stock to shareholders of record. Dividend payments commence on or about 15 days after the end of each fiscal quarter. Our Board of Directors has periodically increased the cash dividend and attached below is a summary of our dividends accrued and paid since December 31, 1997, the date we first declared cash dividends on our Common Stock. The Company currently anticipates paying cash dividends in the foreseeable future on its common stock.

Period	Q1	Q2	Q3	Q4	Totals

1997	—	—	—	$0.01	$0.01
1998	$0.01	$0.01	$0.01	$0.01	$0.04
1999	$0.01	$0.01	$0.01	$0.01	$0.04
2000	$0.01	$0.01	$0.01	$0.01	$0.04
2001	$0.01	$0.01	$0.01	$0.02	$0.05
2002	$0.02	$0.02	$0.03	$0.03	$0.10
2003	$0.03	$0.03	$0.06	$0.06	$0.18
2004	$0.06	$0.06	$0.07	$0.07	$0.26

     Increase to Quarterly Dividend and One-Time Special Dividend. Inter-Tel’s board of directors also made two dividend announcements in February 2005 affecting dividends:

•	Increase of Inter-Tel’s quarterly dividend by 14.3% from $0.07 per share per quarter (total of $0.28 per share per year) to $0.08 per share per quarter (total of $0.32 per share per year). The increase will be effective beginning the first dividend payment made in April 2005 for shareholders of record at March 31, 2005, and will continue in effect unless canceled or revised by the board of directors.

•	One-time special dividend of $1.00 per share effective for shareholders of record at March 31, 2005 and paid on or about April 15, 2005.

No Sales of Unregistered Securities

     We have not made any sales of unregistered securities during the past three years, except for sales of our common stock to employees exercising their stock options during the period prior to the effectiveness of a registration statement on Form S-8 relating to such sales.

Equity Compensation Plan Information

     Information regarding Inter-Tel’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plan, is set forth in the section entitled “Equity Compensation Plan Information” in Inter-Tel’s Notice of Annual Meeting of Shareholders and Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2004. The table required by Item 201(d) of Regulation S-K referred to under Item 12 herein is incorporated by reference to the proxy statement.

ITEM 6. SELECTED FINANCIAL DATA
Financial Summary

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 derived from our audited consolidated financial statements.

(In thousands, except
per share amounts and ratios)

	For the years ended December 31,
	2004		2003	2002		2001		2000
Net Sales	$416,893		$373,836	$381,456		$385,655		$402,723
Cost of sales	195,318		176,763	186,983		211,161		243,685	(4)
Research and development	28,815		21,978	19,340		17,556		19,489
Selling, general and administrative	139,917		128,964	128,284		128,604		124,664
Amortization of goodwill	—		—	—		1,876		2,228
Amortization of purchased intangible assets	1,867		1,803	1,122		677		576
In-process research and development	—		—	—		—		5,433	(4)
Other charges	9,261	(1)	—	—		5,357	(3)	45,245	(4)

Operating (loss) income	41,715		44,328	45,727		20,424	(3)	(38,597	) (4)

Litigation settlement (net of costs except for taxes)	—		—	15,516	(2)	—		—
Write-down/recovery of investment in Inter-Tel.NET/Vianet	—		124	(1,200)		—		—
Equity share of Cirilium Corp.’s net losses	—		—	—		—		(5,938	) (4)
Write-off of Cirilium Corp. investment	—		—	—		—		(2,045	) (4)
Interest and other income	2,654		1,683	1,936		1,081		1,474
Foreign currency transaction gains (losses)	(399)		18	330		(337)		(421)
Interest expense	(118)		(155)	(156)		(468)		(213)

Income (loss) before income taxes (benefit)	43,852	(1)	45,998	62,153	(2)	20,700	(3)	(45,740	) (4)
Income taxes (benefit)	16,798		17,480	23,516		7,659		(16,817)

Net income (loss)	$27,054	(1)	$28,518	$38,637	(2)	$13,041	(3)	$(28,923	) (4)

Net income (loss) per share
Basic	$1.05	(1)	$1.14	$1.58	(2)	$0.53	(3)	$(1.10	) (4)
Diluted	$0.99	(1)	$1.08	$1.49	(2)	$0.52	(3)	$(1.10	) (4)

Weighted average basic common shares	25,767		25,078	24,444		24,488		26,273
Weighted average diluted common shares	27,266		26,473	25,864		25,240		26,273

BALANCE SHEET DATA
Total assets	$406,966		$359,876	$282,062		$227,462		$243,126
Working capital	221,475		200,561	131,624		93,156		86,008
Shareholders’ equity	239,431		207,305	173,903		126,837		136,436

OTHER INFORMATION
Current ratio (current assets divided by current liabilities)	3.67		3.64	2.80		2.41		2.05
Dividends declared per share	$0.26		$0.18	$0.10		$0.05		$0.04
Net cash provided by operating activities	$54,550		$54,060	$77,151		$75,006		$17,339

Notes to Financial Summary:

The following notes to the above summary schedule include non-GAAP financial information. In each note the non-GAAP information is reconciled to the GAAP financial information above. The Company uses such information in evaluating the core operating results of the Company and believes that such information may be useful to investors in evaluating our performance.

(1)	2004 operating income included a pre-tax charge of $9.3 million, which reduced net income by $9.0 million, or $0.33 per diluted share after tax. These pre-tax charges reflected the penalties, fines and legal costs associated with the E-Rate settlement announced in the fourth quarter. Without this charge, we would have reported net income of $36.0 million ($1.32 per diluted share) for the year ended December 31, 2004.

(2)	2002 income before taxes included $15.5 million of proceeds, net of related expenses from a binding arbitration settlement, which increased net income by $9.5 million, or $0.37 per share after tax. Without this settlement, we would have reported net income of $29.1 million ($1.13 per diluted share) for the year ended December 31, 2002.

(3)	2001 operating income included a pre-tax charge of $5.4 million, which reduced net income by $3.4 million, or $0.13 per share after tax. This pre-tax charge reflects the write-down of our investment in Inter-Tel.NET to net realizable value.

(4)	2000 operating income included pre-tax charges of $66.8 million, which reduced net income by $42.0 million, or $1.60 per share after tax. These pre-tax charges reflected the write-off of the Executone acquisition of $50.9 million ($7.6 million of which is included in cost of sales) in the second quarter, the write-off of IPRD in connection with the Executone purchase of $5.4 million during the first quarter, the write-down to net realizable value of Inter-Tel.NET assets of $2.0 million during the second quarter, the equity share of the losses from an investment in a joint venture of $5.9 million for the year, and the write-off of our investment in such joint venture of $2.6 million (including reserve adjustments) during the third quarter. Without these charges, we would have reported net income of $13.1 million ($0.50 per diluted share) for the year ended December 31, 2000.

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

Overview

     Inter-Tel (Nasdaq: INTL), incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:

•	Axxess by Inter-Tel and EncoreCX by Inter-Tel converged voice and data business communication systems,

•	Inter-Tel 5000 Network Communications Solutions,

•	integrated voice mail, voice processing and unified messaging systems,

•	IP telephony voice and data routers, and e-commerce software,

•	managed services, including voice and data network design and traffic provisioning, custom application development, and financial solutions packages (leasing),

•	networking applications,

•	local and long distance calling services and other communications services and peripheral products,

•	call accounting software, computer-telephone integration (CTI) applications, and

•	maintenance and support services for our products.

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 4, 2005, we had fifty-nine (59) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in South Africa and Japan. We also maintain research and development and software sales offices in Tucson, Arizona and in the United Kingdom. In March 2005, as a result of the closing of the Lake acquisition identified below, we will also maintain a wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.

     On October 14, 2004, Inter-Tel announced the purchase by an operating subsidiary of selected assets and assumption of certain liabilities of Converging Technologies, Inc. and Linktivity, Inc. The acquired assets primarily include Web-based conferencing solutions, notably Linktivity® software. These solutions provide real-time communications and remote control software to enable instantaneous, browser-to-browser Web conferencing and help desk support solutions. The acquisition of these selected assets enables Inter-Tel to continue to expand its Presence Management and Collaboration tools. Linktivity offers its products and services through its international distributors and certified North American resellers.

     On October 14, 2004, Inter-Tel also announced the license of intellectual property from eDial, a division of Alcatel USA Marketing, Inc., and provider of Session Initiation Protocol (SIP) audio conferencing and collaboration solutions for enterprises and service providers. The eDial and Linktivity technologies were selected to complement Inter-Tel’s Converged Business Communication systems and to allow Inter-Tel to further enhance its presence management, conferencing and collaboration products.

     On February 28, 2005, Inter-Tel Lake Ltd, a wholly owned Irish subsidiary of Inter-Tel Incorporated (“Inter-Tel”) executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.0 million, plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including EncoreCX® products currently being distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. For more than a year, Lake has sold certain communications products to the Company in the ordinary course of its business.

     Key performance indicators that we use to manage our business and evaluate our financial and operating performance include: revenues, costs and gross margins, and cash flows.

     Inter-Tel recognizes revenue from the following significant sources of revenue:

•	End-user sales and sales-type leases through our direct sales offices and government and national accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.

•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point).

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Software Sales. We recognize revenues from sales of software, such as our new Linktivity products discussed above upon shipment to dealers or end-users.

•	Maintenance and software support. Maintenance and software support revenue is recognized ratably over the term of the maintenance or support agreement.

     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, parts and service overhead. Total costs of goods and services sold increased 10.5%, or $18.5 million, to $195.3 million for the year ended December 31, 2004, compared to $176.8 million for the same period in 2003. Our consolidated gross margin percentage increased to 53.1% in 2004 compared to 52.7% in 2003. This margin improvement was attributable to several factors, including a higher proportion of recurring revenues from existing customers in our direct sales offices and government and national accounts division, increased maintenance and services revenues as a percentage of total sales, higher software content in our products, cost containment efforts, product design improvements, and efficiencies achieved with our manufacturing vendors.

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

     Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and effect of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. There are several factors which attribute to this pattern, including the following:

•	Customer leases generally expire at end of the month and commence at the beginning of the month, which naturally leads to end-of-period sales. These factors apply to both end-user and dealer sales.

•	Internal sales compensation programs for our sales personnel are linked to revenues and the sales commissions generally increase at accelerated rates as sales volumes increase. Sales performance bonuses are also frequently tied to quarter-end and year-end performance targets, providing incentives to sales personnel to close business before the end of each quarter.

•	Some price discounting to our dealer channel occurs during the last month of a quarter or year, and some dealers purchase consistently to take advantage of potential pricing discounts or end-of-quarter promotions. Dealer buying habits have been consistently applied for years.

     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently lower than those experienced during the fourth and second quarters, respectively. 2004 followed this historical pattern and we do not anticipate a significant change in this trend.

     Cash Flows. At December 31, 2004, Inter-Tel’s cash and short-term investments totaled $205.0 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2006 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock. In addition, Inter-Tel historically has paid cash for capital expenditures of property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund the special dividend of $1.00 per share to shareholders of record on March 31, 2005, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program of up to $75 million announced in February 2005, and to provide adequate working capital for the foreseeable future.

     Our consolidated revenues from all sources had declined slightly from 2001 to 2003, but at a lower rate than the decline in revenues of some of our primary competitors in the business communications systems market. However, during 2004, net sales increased by $43.1 million, or 11.5% compared to 2003. Net sales for the years ended December 31, 2003 were $373.8 million. The 2.0% decline in net sales in 2003 resulted from the effect of general economic conditions and our customers appeared less willing to spend significantly on business communications systems. The increase in net sales in 2004 can be attributed in part to new sales offices acquired during the year, new product releases and improved sales in our long distance resale division. However, we can provide no assurance that net sales will continue to increase in the future, as we believe businesses may continue to be reluctant to significantly increase spending on enterprise communications systems in the near future.

     We believe that enterprises continue to be concerned about their ability to increase revenues and profitability, due in part to the uncertain economic environment of the past few years. To maintain or improve profitability, we believe that businesses have attempted to reduce costs and capital spending. We expect continued pressure on our ability to generate or expand sales and it is not clear whether enterprise communications spending will improve in the near term. We cannot predict the nature, timing and extent of future enterprise investments in communications systems and as a result, if our net sales will increase.

     The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Research and development expenses increased 31.1% to $28.8 million, or 6.9% of net sales in 2004, compared to $22.0 million, or 5.9% of net sales in 2003. The increases in research and development expenses during 2004 were primarily attributable to the planned increases in engineering headcount and third-party outsourcing of selected development costs in connection with our efforts to accelerate development of new products and software. We expect that research and development expenses will increase in absolute dollars relative to the prior year as we continue to develop and enhance existing and new technologies and products; however, these expenses may vary as a percentage of net sales. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess system, including adding new applications, enhancing and developing new IP convergence applications and new SIP and IP endpoint technology, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of the new Inter-Tel 5000 Network Communications family of products, next generation LAN-enabled telephony platforms, cost reductions of our multi-protocol IP endpoints, and the integration of the Linktivity web collaboration technology into many of our applications.

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

Results of Operations

     The following table sets forth certain statement of income data expressed as a percentage of net sales for the periods indicated (amounts do not add due to rounding):

	Year Ended December 31
	2004	2003	2002

NET SALES
Telecommunications systems, software and related	88.3%	89.8%	92.1%
Resale of local, long distance and network services	11.7	10.2	7.9

TOTAL NET SALES	100.0	100.0	100.0

COST OF SALES
Telecommunications systems, software and related	39.7	40.2	43.2
Resale of local, long distance and network services	7.2	7.1	5.8

TOTAL COST OF SALES	46.9	47.3	49.0

GROSS PROFIT	53.1	52.7	51.0

Research and development	6.9	5.9	5.1
Selling, general and administrative	33.6	34.5	33.6
Amortization of intangibles	0.4	0.5	0.3
E-Rate Settlement	2.2	—	—

OPERATING INCOME	10.0	11.9	12.0

Litigation settlement and write-down/recovery of investment	—	0.0	3.8
Interest and other income	0.6	0.5	0.5
Foreign currency transaction gains (losses)	(0.1)	0.0	0.1
Interest expense	(0.0)	(0.0)	(0.0)

INCOME BEFORE INCOME TAXES	10.5	12.3	16.3

INCOME TAXES	(4.0)	(4.7)	(6.2)

NET INCOME	6.5%	7.6%	10.1%

Year Ended December 31, 2004 Versus Year Ended December 31, 2003

     Net Sales. Net sales increased 11.5% to $416.9 million in 2004 from $373.8 million in 2003, representing an increase of $43.1 million. The increase in net sales was primarily attributable to an increase in sales through our direct sales offices (including leasing revenues), dealer network, international, DataNet and local and long distance divisions, offset in part by a decrease in sales from our National and Government Accounts division. Sales from our direct sales offices (including leasing revenues) increased $25.5 million or 12.6% in 2004 compared to 2003. Sales to our dealer network increased by $7.6 million or 8.9% in 2004 compared to 2003. International revenues increased by $2.1 million or 19.0% in 2004 compared to 2003. Sales from our DataNet division, which sells networking products through our direct sales offices, government and national accounts division and dealer channel, increased $3.0 million, or 29.0% in 2004 compared to 2003. Sales from our government and national accounts division decreased slightly by 1.5% or $0.3 million, in 2004 compared to 2003.

     Sales from our local and long distance resale and network services division, increased 11.6%, or $5.1 million in 2004 to $48.9 million compared to $43.8 million in 2003. Sales increased in our local, long distance resale and network services division despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions, our long distance reseller, to offer more competitive pricing, which improved sales to our existing customer base. Sales from Network Services Agency, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s and CLEC’s, decreased in 2004. Please refer to Note N of Notes to Consolidated Financial Statements for additional segment reporting information.

     Gross Profit. Gross profit increased 12.4% to $221.6 million, or 53.1% of net sales in 2004, compared to $197.1 million, or 52.7% of net sales, in 2003. Gross profit and gross margin increased in 2004 compared to 2003 as a result of several factors, including higher software content in our products, cost containment efforts, product design improvements, and efficiencies achieved with our manufacturing vendors. In addition, during 2004, recurring revenues increased $9.7 million, or 8.8%, and our gross margins are generally higher with recurring revenues because we incur lower materials costs compared to new installations. Recurring revenues from existing customers include net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as video conferencing, headsets (wired and wireless), networking products and speakerphones. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through software-only upgrades to our existing customers.

     Sales from local and long distance and network services (NSG), which includes Inter-Tel NetSolutions (NetSolutions) and Network Services Agency (NSA), increased by 11.6%, or $5.1 million, in 2004 compared to 2003. Although gross margin is generally lower in our long distance division compared to our consolidated gross margin, our gross margin on commissions on network services through NSA generally exceed consolidated gross margin. The gross margins in NSG decreased to 37.8% in 2004 compared to 38.5% in 2003, primarily due to lower volume of higher margin NSA revenues, offset in part by improved gross margins in our long distance resale operations due to more favorable pricing with vendors on higher resale volumes. Sales from long distance and network services increased by 18.8%, or $7.2 million, in 2004 compared to 2003. However, sales from NSA decreased 37.7%, or $2.1 million, in 2004 compared to 2003, which partially offset our overall increase in consolidated gross margin. The decease in sales from NSA is largely due to changes in 2003 to our commission compensation structure from one of our RBOCs. This division generally receives commissions on network services we sell as an agent for RBOCs and these sales carry little to no equipment costs and generated margins of approximately 86.0% in 2004 compared to 89.3% in 2003. The decrease in sales from this division therefore partially offset our overall increase in consolidated gross profit and margins.

     The overall increases in consolidated gross margin noted above were also offset in part by continued competitive pricing pressures in our direct sales offices, government and national accounts and dealer channels in 2004, including pricing discounts or special competitor promotions on telephone system and software sales and related equipment. Our margins may vary from period to period depending upon distribution channel, product and software mix. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline. Sales of scrap were not significant during the year ended December 31, 2004 and had no effect on gross margin.

     Research and Development. Research and development expenses increased 31.1% to $28.8 million, or 6.9% of net sales in 2004, compared to $22.0 million, or 5.9% of net sales in 2003. Included in research and development expenses in 2004 and 2003 was amortization of patents totaling $222,000 in each period. The increases in research and development expenses during 2004 were primarily attributable to the increased engineering headcount and third-party outsourcing of selected development costs in connection with our efforts to accelerate development of new products and software. To a lesser extent, the increases were also attributable to increased research and development spending related to our development of convergence applications and new SIP and IP endpoint technology. In 2004, research and development expenses were directed principally toward the continued development of converged features on the Axxess system, development of the new Inter-Tel 5000 converged systems and software, unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications and SIP applications. We expect that research and development expenses will increase in absolute dollars relative to the prior year as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $139.9 million in 2004, an increase of 8.5% compared to $129.0 million in 2003. However, these expenses decreased as a percentage of net sales to 33.6% in 2004 compared to 34.5% in 2003.

     The increases in absolute dollars were primarily due to increased expenses associated with the increases in consolidated net sales in 2004 compared to 2003, compensation and benefits cost increases of $7.3 million due to increased headcount and higher costs of health benefits, and additional costs related to the opening and operation of new sales offices in Philadelphia, Tennessee, South Carolina, Pittsburgh and Las Vegas totaling $3.0 million. Higher net sales in our direct sales offices (including acquisitions) and long distance resale division led to increased selling expenses and commission costs in 2004 relative to such costs in 2003. In 2004, selling, general and administrative expenses decreased as a percentage of net sales, primarily due to the greater leverage of fixed expenses on the higher volume of sales, relative to 2003. Our consolidated bad debt costs decreased in 2004 compared to 2003 and also decreased as a percentage of total net sales, based on improved credit and collections on existing accounts receivable. We expect for the foreseeable future selling, general and administrative expenses will increase sequentially in absolute dollars assuming we increase sales and continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.

     Amortization of Purchased Intangible Assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of December 31, 2004, no impairment of goodwill has been recognized. We face the risk that future goodwill impairment tests may result in charges to earnings . For additional information regarding SFAS 142, see “Goodwill and Other Intangible Assets” in Note A and Note F of Notes to Consolidated Financial Statements.

     Amortization of purchased intangible assets included in operating expenses was $1.9 million in 2004, compared to $1.8 million in 2003. In addition, $222,000 of amortization was included in research and development expenses for 2004 and 2003. The increase in the amortization of purchased intangible assets for 2004 compared to 2003 was primarily related to additional amortization from recent acquisitions, offset in part by full amortization of certain previously purchased intangibles. For additional information regarding purchased intangible assets, see Note A — Significant Accounting Policies “Goodwill and Other Intangible Assets” and Note B “Acquisitions, Dispositions and Restructuring Charges “ to Consolidated Financial Statements.

     Other Charge — E-Rate Settlement. On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary in a federally administered “e-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Inter-Tel agreed to pay a penalty of approximately $6,740,450 and forego the collection of certain accounts receivable of approximately $259,540 related to Inter-Tel Technologies’ participation in the e-Rate program. In connection with the Plea Agreement, Inter-Tel Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Inter-Tel agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Inter-Tel to implement a comprehensive corporate compliance program.

     The resolution is expected to cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated e-rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The Company recorded a charge of $9.3 million in the fourth quarter of 2004 in connection with the settlement, which reduced net income by approximately $9.0 million, or $0.33 per diluted share, after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses.

     Interest and Other Income. In 2004, interest and other income totaling $2.3 million consisted primarily of interest income, offset by foreign currency transaction losses. Interest and other income in 2003 totaling $1.8 million consisted primarily of interest income and foreign currency transaction gains. Interest and other income (including the recovery of the investment in Inter-Tel.NET/Vianet of $124,000 in 2003) increased approximately $847,000 to $2.7 million in 2004 compared to $1.8 million 2003 based on higher interest rates and a higher level of invested funds. During 2004, we recognized foreign currency transaction losses of $399,000, compared to gains of $18,000 in 2003, representing a difference of $417,000.

     Interest expense. Interest expense decreased $37,000 to $118,000 in 2004 compared to $155,000 in 2003.

     Income taxes. The Company’s effective tax rate increased slightly to 38.3% in 2004 compared to 38.0% in 2003. The effective tax rate was adversely impacted by the nondeductibility of the E-Rate settlement and favorably impacted by tax benefits relating to the write off of Japanese operations.

     The E-Rate settlement totaling $9.5 million included $8.5 million of penalties and fines, which are not deductible for tax purposes. This effectively increased income tax expense by approximately $3 million and the effective tax rate by 6.8%. In the fourth quarter of 2004, the Company’s management decided to shut down the operations in Japan. The write off of Japan consisted of the recognition of the valuation allowance and 2004 Japanese loss, as well as a tax benefit for the write off of the investment. The company will write off an estimated $2.8 million of intercompany receivables for which the Japanese subsidiary will have corresponding income for the forgiveness of debt. This income will be offset by net operating loss carryforwards. The tax benefit is 3.4% or approximately $1.5 million. In prior years the tax benefit of the Japanese operations were offset by a valuation allowance due to historical losses and an inability to project future income by management.

     Net deferred tax liabilities increased in 2004 primarily due to accelerated depreciation of fixed assets, temporary differences relating to leases in our Total Solution program and utilization of taxable losses which decreased the net operating loss carryforward deferred asset. The accelerated depreciation of fixed assets is due to the bonus depreciation of 50% enacted in the 2003 Jobs Creation Act. This acceleration of depreciation expenses ceases for new purchases after December 31, 2004.

     The combination of accelerated depreciation and leasing transactions gave rise to a net operating loss in 2002. These losses were carried back to 2001 and carried forward to 2003 and 2004. The remaining $2.9 million of deferred tax asset is expected to be fully utilized in 2005.

     The 2005 effective tax rate is estimated to be approximately 36%, without taking into consideration the effect of the 2005 Lake acquisition. The 2005 rate is expected to be lower than the 2004 effective tax rate primarily due to the removal of the 2004 effect on taxes of the E-Rate settlement and write off of Japan operations.

     Net Income. Net income for 2004 decreased to $27.1 million, or $0.99 per diluted share including the E-Rate settlement in 2004, compared to net income of $28.5 million, or $1.08 per diluted share, in 2003. The decrease was primarily attributable to the E-Rate settlement in 2004. The reduction to net income from this E-Rate settlement was approximately $9.0 million after taxes, or $0.33 per diluted share, for the year ended December 31, 2004.

     Excluding the 2004 E-Rate settlement, we would have reported net income of $36.0 million, or $1.32 per diluted share, in 2004. The increase in net income of 26.3% in 2004, excluding the settlement, was primarily the result of higher operating profits on a higher volume of sales, offset in part by higher research and development expenses.

Year Ended December 31, 2003 Versus Year Ended December 31, 2002

     Net Sales. Net sales decreased 2.0% to $373.8 million in 2003 from $381.5 million in 2002, representing a decrease of $7.6 million. The decrease in net sales was primarily attributable to a reduction in sales through our direct sales offices and DataNet division, offset in part by sales increases from Inter-Tel NetSolutions, dealer and international sales. Sales from our direct sales offices decreased 6.9% in 2003 compared to 2002, due primarily to a revenue shortfall in the first quarter of 2003 relative to the comparable period in 2002. The first quarter of 2003 represented our worst quarter of the year, due primarily to relatively weak economic conditions, uncertainties associated with the war in Iraq and threatened terrorist attacks, and the impact of adverse weather conditions in the eastern United States and Colorado. Sales from our government and national accounts division decreased slightly by 2.0%, in 2003 compared to 2002. Sales from our DataNet division, which sells networking products through our direct sales offices, government and national accounts division and dealer channel, decreased $3.0 million, or 22.2% in 2003 compared to 2002 as a result of selling less third-party lower margin products. Sales to our dealer network increased 1.2% in 2003.

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

     Amortization of Goodwill and Purchased Intangible Assets. We adopted SFAS No. 142 effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of December 31, 2003, no impairment of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding SFAS 142, see “Goodwill and Other Intangible Assets” in Note A and Note F of Notes to Consolidated Financial Statements.

     Amortization of purchased intangible assets included in operating expenses was $1.8 million in 2003 compared to $1.1 million in 2002. The increases in the amortization of purchased intangible assets for 2003 compared to 2002 was primarily related to the additional amortization from recent acquisitions. For additional information regarding purchased intangible assets, see Note A — Significant Accounting Policies “Goodwill and Other Intangible Assets” and Note B “Acquisitions, Dispositions and Restructuring Charges “ to Consolidated Financial Statements.

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

     The depreciation deductions identified above generated a net operating loss that was not fully utilized in a carryback claim to 2001; accordingly, the loss was carried forward. This net operating loss created deferred assets for net operating loss carryforwards and certain tax credit carryforwards, each of which is separately identified in the components of deferred tax assets and liabilities schedule included in Note J to the Consolidated Financial Statements. We expect these carryforwards to be fully utilized by 2004. Our effective income tax rate for 2003 was not significantly impacted by these carryforwards.

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

Other Charges.

     Set forth herein is a further description of the items reflected in other charges during the years ended December 31, 2001 and 2000, as well as subsequent events and activity occurring through 2004.

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

     Inter-Tel’s management has not participated in the management of Inter-Tel.NET since its partial sale in July 2001. As a result, since July 24, 2001, we have accounted for the remaining Inter-Tel.NET/Comm-Services investment using the cost method of accounting. On December 30, 2001, Comm-Services entered into a merger agreement with Vianet. Inter-Tel’s 17% investment in Comm-Services was converted to approximately 10% of Vianet stock and as a result, Vianet assumed the loan for the purchase and Inter-Tel continued to hold collateral from the former shareholders of Comm-Services until March 2003. During 2002, the net investment in the notes receivable and 10% interest in Vianet (formerly Comm-Services) was written down by $1.2 million and was recorded in other assets at a carrying value of approximately $2.5 million as of December 31, 2002, which approximated management’s estimate of the related collateral value at that time.

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

     Inter-Tel retains its ownership interest in Vianet and will account for the remaining investment interest of approximately 10% in Vianet using the cost method of accounting. At December 31, 2004 and 2003, our net investment in Vianet was recorded at no value.

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

     During the second quarter of 2000, we decided to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to our exit plan and closure of the Executone operations. We have accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. We finalized our plan for the exiting of activities and the involuntary termination or relocation of the employees. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly as of December 31, 2004.

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

     The total restructuring charge from this event totaled $50.9 million. The following table summarizes details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through December 31, 2004. Activity represents payments made or amounts written off.

	(In thousands)
	Cash/						Reserve
	Non-	Restructuring	2000 and 2001	2002	2003	2004	Balance
Description	Cash	Charge	Activity	Activity	Activity	Activity	At 12/31/04

Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,560	$20	$3	$—	$—
Other Plant closure costs	Cash	(230)	230	—	—	—	—

Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	2,837	2,594	767	1,238	(8)
Other contractual obligations	Cash	(1,700)	1,700	—	—	—	—

Impairment of Assets:
Inventories	Non-Cash	(3,454)	1,585	1,869	—	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—	—	—
Accounts receivable	Non-Cash	(1,685)	766	88	831	—	—
Fixed assets	Non-Cash	(3,151)	2,942	53	14	26	(116)
Net intangible assets	Non-Cash	(29,184)	29,184	—	—	—	—

Total		$(50,916)	$43,289	$4,624	$1,615	$1,264	$(124)

     Included in the total Executone restructuring costs of $50.9 million is a $43.3 million restructuring charge for exit costs and asset impairment included in other charges, and $7.6 million associated with the impairment of inventories, which has accordingly been recorded as additional costs of sales.

Inflation/Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or may be moved to alternative sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Ireland, Europe and Australia as a result of the 2005 Lake acquisition could result in higher international sales as a percentage of total revenues; however, international revenues do not currently represent a significant portion of our total revenues.

Liquidity and Capital Resources

(In thousands)	2004	2003	2002

Net cash provided by operating activities	$54,550	$54,060	$77,151
Net cash used in investing activities	(20,096)	(27,040)	(56,565)
Net cash provided by financing activities	2,780	2,424	5,498
Effect of exchange rate changes	(101)	830	44

Increase in cash and equivalents	37,133	30,274	26,128
Cash and equivalents at beginning of year	115,197	84,923	58,795

Cash and equivalents at end of year	$152,330	$115,197	$84,923

     At December 31, 2004, cash and equivalents and short-term investments totaled $205.0 million, which represented an increase of approximately $30.5 million from the $174.5 million total at December 31, 2003. In addition, long-term investments in marketable debt securities totaled $9.9 million at December 31, 2004, compared to no long-term investments in marketable debt securities at December 31, 2003 or in prior years. We maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2006. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. A portion of our cash balances may be used for, among other things, acquisitions, strategic alliances, working capital and general corporate purposes.

     Net cash provided by operating activities totaled $54.6 million for the year ended December 31, 2004, compared to $54.1 million for the same period in 2003. Cash provided by operating activities in 2004 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, provision for losses on receivables and leases, increased deferred income taxes and the change in operating assets and liabilities. Cash generated by the increase in deferred income taxes in 2004 totaled $11.1 million compared to $30.3 million in 2003. Cash provided by the change in operating assets and liabilities was $2.0 million in 2004, compared to $19.0 million used in operating assets and liabilities in 2003. The primary factors for cash provided by operating accounts in 2004 was a decrease in the income tax receivable, an increase in accounts payable and other accrued liabilities, offset in part by an increase in inventories, increased accounts receivable and increased net investment in sales-leases. We expect to expand sales through our direct sales office and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.

     Net cash used in investing activities totaled $20.1 million for the year ended December 31, 2004, primarily in the form of $11.9 million used to purchase held-to-maturity investments, $10.7 million used in capital expenditures and $6.2 million used in acquisitions and other investments, which was partially offset by the net reduction in short-term investments of $8.7 million. Cash used in capital expenditures and in acquisitions and other investments totaled $7.0 million and $3.1 million, respectively in 2003. Cash was provided by sales of short-term investments net of purchases of $8.7 million in 2004 as compared to $18.4 million used in purchasing short-term investments net of sales and maturities in 2003. We anticipate continued capital expenditures during 2005, principally relating to expenditures for equipment, personal computers and management information systems used in operations, facilities expansion and acquisition activities.

     Net cash provided by financing activities totaled $2.8 million during 2004 compared to $2.4 million in 2003. Net cash used for cash dividends totaled $6.4 million in 2004 and $3.8 million during 2003. Cash provided by the exercise of stock options and stock issuances pursuant to our Employee Stock Purchase Plan totaled $9.3 million in 2004 and $6.5 million in 2003. Although we did not expend cash for stock repurchases in 2004, we expended approximately $207,000 for stock repurchases during 2003 funded by existing cash balances. Repayment of our long-term debt for the year 2004 was $59,000 compared to $102,000 in 2003. During 2004, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings. During 2003, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a reduction to retained earnings.

     We offer to our customers lease financing and other services, including our TotalSolution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $241.4 and $210.1 million remained unbilled at December 31, 2004 and December 31, 2003, respectively. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. Although we to date have been able to resell the rental streams from leases under the TotalSolution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Technologies to implement a comprehensive corporate compliance program. The resolution is currently expected to cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated E-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the resolution on fourth quarter results of operations was a reduction to net income by approximately $9.0 million, after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses.

     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2004 relating to Inter-Tel Technologies’ participation in the E-Rate program were not significant.

     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.

     We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund the special dividend of $1.00 per share to shareholders of record on March 31, 2005, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program, and to provide adequate working capital for the foreseeable future. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.

Contractual Obligations

     We had the following contractual obligations outstanding:

	Amount of Commitment Expiration Per Period
	(in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

December 31, 2004
Operating lease obligations, primarily for building and equipment leases	$20,178	$7,584	$9,881	$2,447	$266

Totals at December 31, 2004(1)	$20,178	$7,584	$9,881	$2,447	$266

(1)	Total contractual obligations do not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.

     Noncancellable operating leases are primarily for buildings. Certain of the operating leases contain provisions for renewal options and scheduled rent increases. At December 31, 2004, future minimum commitments under noncancellable leases, including our headquarters facility and a 15 year lease for our research and development facility and 63 month lease for our distribution and support facility, are as follows: 2005 — $7,584,000; 2006 — $5,811,000; 2007 — $4,070,000; 2008 — $1,782,000; 2009 — $665,000; thereafter — 266,000.

     Beginning in 2000, we leased a Milford, Connecticut building in connection with the Executone acquisition. The lease expired on January 14, 2005, and we did not renew that lease. The costs included in the Milford operating lease are $121,000 in 2005 and are reflected in the operating lease obligation totals noted above. In connection with the Executone charge taken in 2000, we included in the charge the anticipated lease costs through the lease termination date, offset by expected sublease receipts. The total costs included in operating lease obligations referred to above, which are associated with the Milford lease, total $2.9 million in 2004 and $121,000 in 2005.

     Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Inter-Tel and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our forecasted manufacturing needs and are fulfilled by our vendors with short time horizons. We do not have significant agreements for the purchase of goods specifying minimum quantities or set prices that exceed our expected requirements for four months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

     The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

     In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity would perform additional development activities on a cost reimbursement basis. Under the terms of the arrangement, the selling entity could also earn bonus payments totaling up to $1,000,000 for meeting certain development milestones. Milestone bonuses totaling $750,000 for the year ended December 31, 2004 were achieved and expensed as research and development costs. Technological feasibility of the underlying technology has not yet been achieved to provide for viable product sales. As of December 31, 2004, the remaining milestone bonus of $250,000 is dependent on future events and is not considered to be probable or reasonably estimable. The following table summarizes details of the expenses in connection with this technology investment recorded during the respective periods:

(In thousands)	2004	2003	2002

Milestone bonus payments	$750	$—	$—
Development activities on a cost reimbursement basis	665	525	—

Totals	$1,415	$525	$—

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

     Revenues for sales of software to dealers or end-users are generally recognized upon shipment. Revenues related to software support and maintenance agreements are recognized ratably over the life of the support or maintenance agreements.

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

     Historically, our reserves have been adequate to cover write-offs. During the year ended December 31, 2004, our total reserve for losses related to the lease portfolio declined from 6.1% to 5.3%, primarily as a result of improved write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

     Goodwill and Other Intangible Assets. Inter-Tel follows SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets in accounting for goodwill and other intangible assets. Purchase prices of acquired businesses that are accounted for as purchases have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.

     On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill. As of December 31, 2004, Inter-Tel had gross goodwill of $24.9 million and accumulated amortization of $5.0 million. Inter-Tel completed five acquisitions in 2004 and one in 2003 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.

     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2004 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. In 2004, $17.8 million of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore, the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2004, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices in determining that no impairment has occurred. This allocated market capitalization value far exceeded the net carrying value of the goodwill included in the financial statements. Therefore, the second step for potential impairment was unnecessary.

     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of December 31, 2004, Inter-Tel had gross purchased intangible assets of $19.1 million and accumulated amortization of $8.1 million.

     At December 31, 2004 and December 31, 2003, goodwill, net of accumulated amortization, totaled $19.9 million and $18.0 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $11.0 million at December 31, 2004 and $8.2 million at December 31, 2003. Accumulated amortization through December 2004 was $13.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $8.1 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2003 was $11.0 million, including $5.0 million of accumulated amortization attributable to goodwill and $6.0 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5 year lives) and non-competition agreements (2-5 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

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

     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine the reserve for obsolete or excess inventory and we make our assessment primarily on a significant product-by-product basis and whether such products turned in the immediately preceding twelve-month period, adjusted for expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. In estimating our reserves for obsolescence, we primarily evaluate estimates of demand over a 12-month period and provide reserves for inventory on hand in excess of the estimated 12-month demand, as well as evaluating reserves for specific classifications of inventory, including new, used and staged inventory for specific customers. If actual customer demand, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.

     Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have not provided for a valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At December 31, 2004, our gross deferred tax asset was $33.2 million.

     Numerous taxing authorities in the jurisdictions in which we do business are increasing their scrutiny of various tax positions taken by businesses. We believe that we maintain adequate tax reserves to offset the potential tax liabilities that may arise upon audit in these jurisdictions. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such amounts ultimately prove to be less than the ultimate assessment, a future charge to expense would result.

     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at December 31, 2004, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123, supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement will require us to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for the first interim reporting period that begins after June 15, 2005. SFAS No. 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and recognize no compensation cost for employee stock options or the employee stock purchase plan shares. As proposed, companies would be required to recognize an expense for compensation costs related to share-based payment arrangements, including stock options and employee stock purchase plans. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with some exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the discussion under the heading “Stock Based Compensation” in Note A to the Consolidated Financial Statements. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

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

     The Company also maintains short-term and long-term investments. Those investments that are classified as available-for-sale have been recorded at fair value, which approximates cost. Those investments that are classified as held-to-maturity have been recorded at cost and amortized to face value. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities, federal agency issues and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-one (31) years. The long-term investments consist of federal agency issues. Both the short-term and the long-term instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of the majority of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.

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

     IMPACT OF FOREIGN CURRENCY RATE CHANGES. We invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact of foreign currency rate changes have not historically been significant. The March 2005 acquisition of entities in Ireland could increase our exposure to foreign currency rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to Exhibit 13.0.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes In Internal Control Over Financial Reporting

There were no changes in the company’s internal controls over financial reporting that occurred during the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Inter-Tel, Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inter-Tel, Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inter-Tel, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Inter-Tel, Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Inter-Tel, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Inter-Tel, Incorporated and Subsidiaries, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 10, 2005

ITEM 9B. OTHER INFORMATION

None.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Inter-Tel and their ages, titles, and biographies as of the end of the period covered by this report and as updated through February 2005 are set forth below.

     Steven G. Mihaylo; age 61; Chairman of the Board of Directors and Chief Executive Officer. Mr. Mihaylo, the founder of Inter-Tel, has served as Chairman of the Board of Directors of Inter-Tel from July 1969 to October 1982 and from September 1983 to the present. He served as President of Inter-Tel from 1969 to 1983, from 1984 to December 1994, and from May 1998 to February 2005. Mr. Mihaylo has served as Inter-Tel’s Chief Executive Officer since the Company’s formation in July 1969.

     Craig W. Rauchle; age 49; President and Chief Operating Officer. Mr. Rauchle was elected President in February 2005. He was elected Chief Operating Officer in August 2001 and served as our Executive Vice President from December 1994 to February 2005. As President and Chief Operating Officer, Mr. Rauchle is responsible for Inter-Tel’s sales and support functions, marketing, procurement, distribution and research and development activities. He had been our Senior Vice President and continues as President of Inter-Tel Technologies, Inc., our wholly owned sales subsidiary. Mr. Rauchle joined Inter-Tel in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc. Mr. Rauchle holds a Bachelor of Arts degree in Communications from the University of Denver.

     Norman Stout; age 47; Executive Vice President, Chief Strategy Officer and Chief Administrative Officer. Mr. Stout was elected Chief Strategy Officer in February 2005. He was elected Executive Vice President, Chief Administrative Officer and President of Inter-Tel Software and Services in June 1998. As Chief Strategy Officer and Chief Administrative Officer, Mr. Stout is responsible for Inter-Tel’s strategic planning, mergers and acquisitions, leasing business and centralized corporate support functions including finance, treasury, accounting, human resources, legal, MIS and eCommerce. From October 1994 to June 1998, he served as one of our directors. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout was previously President of Superlite Block, a subsidiary of Oldcastle Architectural Products and a manufacturer of concrete products, since February 1993. Prior thereto he was employed by Boorhem-Fields, Inc. of Dallas, Texas, a manufacturer of crushed stone, as Chief Executive Officer from 1990 to 1993 and as Chief Financial Officer from 1986 to 1990. Prior to that, Mr. Stout was a Certified Public Accountant with Coopers & Lybrand. He currently serves on the board of Hypercom Corporation, a public company headquartered in Phoenix, Arizona. Mr. Stout holds a Bachelor of Science degree in Accounting from Texas A&M and an MBA from the University of Texas.

     Jeffrey T. Ford; age 43; Senior Vice President and Chief Technology Officer. Mr. Ford was elected Senior Vice President in May 1998 and has served as our Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. (IIS) in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering of Inter-Tel Integrated Systems from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a Bachelor of Science degree in Computer Systems Engineering from Arizona State University and an SEP certificate from the Stanford Graduate School of Business.

     Kurt R. Kneip; age 42; Chief Financial Officer, Senior Vice President and Secretary. Mr. Kneip has served as our Chief Financial Officer since September 1993. He has served as Senior Vice President since February 2003 and as Vice President from September 1993 to February 2003. He was elected Secretary and Treasurer in October 1994. In May 1996 he was elected Assistant Treasurer, as John Abbott was elected Treasurer. He joined Inter-Tel in May 1992 as Director of Corporate Tax, after seven years with the accounting firms of Ernst & Young and KPMG Peat Marwick. Mr. Kneip is a Certified Public Accountant, and

holds a Bachelor of Science degree in Commercial Economics from South Dakota State University and a Masters Degree in Professional Accountancy from the University of South Dakota.

Code of Business Conduct

     Inter-Tel has a Code of Business Conduct (“Code”) that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. This code is posted on our Internet web site. The Internet address for our web site is http://www.inter-tel.com, and the code may be found as follows:

1.	From our main web page at http://www.inter-tel.com, first click on “Company.”

2.	Then click on “About Inter-Tel”.

3.	Next, click on “Code of Business Conduct.”

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Report:

1.	Financial Statements

The following consolidated financial statements of Inter-Tel, Incorporated, and subsidiaries, are incorporated by reference to Exhibit 13.0:

Report of Independent Registered Public Accounting Firm
Consolidated balance sheets—December 31, 2004 and 2003
Consolidated statements of income—years ended December 31, 2004, 2003 and 2002
Consolidated statements of shareholders’ equity—years ended December 31, 2004, 2003 and 2002

Consolidated statements of cash flows—years ended December 31, 2004, 2003 and 2002
Notes to consolidated financial statements

2.	Financial Statement Schedules

The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.

          Schedule for the three years ended December 31, 2004:

               Schedule II—Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

(a)	Exhibits incorporated herein by reference.

3.1(10)	Articles of Incorporation, as amended.
3.2(16)	By-Laws, as amended.
10.15(1)	Registrant’s form of standard Distributor Agreement.
10.16(1)	Registrant’s form of standard Service Agreement.
10.35(3)	Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.
10.37(3) *	Tax Deferred Savings Plan.
10.51(11) *	1990 Directors’ Stock Option Plan and form of Stock Option Agreement.
10.52(15) *	Inter-Tel, Incorporated Long-Term Incentive Plan and forms of Stock Option Agreements.
10.53(12)	Agreement between Registrant and Maxon Systems, Inc. dated February 27, 1990.
10.54(12)	Agreement between Registrant and Varian Tempe Electronics Center dated February 26, 1991.
10.55(12)	Agreement between Registrant and Jetcrown Industrial Ltd. dated February 18, 1993.
10.56(13) *	Employee Stock Ownership Plan.
10.57(14)	Loan and Security Agreement dated March 4, 1997 between Bank One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.
10.58 (16)	Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.
10.59(17) *	Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.
10.60(18) *	Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.
10.61(19) *	Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.
10.62(20)	Computer Telephony Asset Purchase Agreement dated as of October 17, 1999 by and between Executone Information Systems, Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business Information Systems, Inc.
10.63(21) *	Form of Key Employee Tier 1 Change of Control Severance Agreement.
10.64(21) *	Form of Key Employee Tier 2 Change of Control Severance Agreement.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-70437).

(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 2-94805).

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211), Registration Statement on Form S-8 (File No. 333-106868) and Registrant’s Annual Report on Form 11-K for the year ended December 31, 2002 (File No. 0-10211)

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-40353).

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-70054).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-73620).

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).

(15)	Incorporated by reference to Registrant’s Proxy Statement dated March 23, 1994 and to Registrant’s Registration Statement on Form S-8 (File No. 33-83826).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197, 333-85098, 333-104642 and 333-113600).

(18)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-87474).

(19)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-56872, 333-67261 and 333-85098).

(20)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 333-67261).

(21)	Incorporated by reference to Registrant's Annual Report on Form 10-K for year ended December 31, 2003 (File No. 0-10211).

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

(b)	Exhibits filed herewith.

13.0	Excerpts from Annual Report to Security Holders.
21	Subsidiaries of Inter-Tel, Incorporated.
23.0	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K and incorporated herein by reference).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

See Item 15(a) 3 also.

(c)	Financial Statement Schedule. The response to this portion of Item 15 is submitted as a separate section of this report. See Item 8.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Inter-Tel, Incorporated, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTER-TEL, INCORPORATED
BY: /s/ Steven G. Mihaylo
Steven G. Mihaylo
Chairman and Chief Executive Officer

Dated: March 14, 2005

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

Signature	Title	Date
/s/ Steven G. Mihaylo	Chairman and Chief
	Executive Officer	March 14, 2005
Steven G. Mihaylo

/s/ Kurt R. Kneip	Sr. Vice President and
	Chief Financial Officer	March 14, 2005
Kurt R. Kneip

/s/ J. Robert Anderson
	Director	March 14, 2005
J. Robert Anderson

/s/ Jerry W. Chapman
	Director	March 14, 2005
Jerry W. Chapman

/s/ Gary D. Edens
	Director	March 14, 2005
Gary D. Edens

/s/ C. Roland Haden
	Director	March 14, 2005
C. Roland Haden

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	COL. A	COL. B	COL. C		COL. D		COL. E

		ADDITIONS
			Charged
	Balance at	Charged	to Other		Charged to		Balance
	Beginning	to Costs	Accounts		Deductions		at End of
DESCRIPTION	of Period	& Expenses	Describe		Describe		Period

Year ended December 31, 2004

Deducted from asset accounts:
Allowance for doubtful accounts	$11,010	$1,525	$(349	)(3)	$2,265	(1)	$9,921
Allowance for lease accounts	14,754	3,839	—		3,656	(1)	14,937
Inventory allowance	6,952	1,378	(12)		1,606	(2)	6,712

Year ended December 31, 2003

Deducted from asset accounts:
Allowance for doubtful accounts	$12,159	$3,164 $	(770	)(3)	$3,543	(1)	$11,010
Allowance for lease accounts	13,052	4,528	—		2,826	(1)	14,754
Inventory allowance	10,558	991	—		4,597	(2)	6,952

Year ended December 31, 2002

Deducted from asset accounts:
Allowance for doubtful accounts	$11,858	$4,177	$517	(3)	$4,393	(1)	$12,159
Allowance for lease accounts	10,736	6,356	—		4,040	(1)	13,052
Inventory allowance	13,202	1,526	—		4,170	(2)	10,558

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Inventory written off or sold.

(3)	Acquisition related adjustments.