Form 10-Q
period 2005-03-31
INTER TEL INC
filed 2005-05-10
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
March 31, 2005	0-10211

INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994

1615 S. 52nd Street
Tempe, Arizona 85281

(480) 449-8900

Title of Class	Outstanding as of March 31, 2005

Common Stock, no par value	26,709,745

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

INDEX

INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
(in thousands, except share amounts)	(Unaudited)	(Note A)

ASSETS
CURRENT ASSETS
Cash and equivalents	$125,824	$152,330
Short-term investments	55,314	52,644

TOTAL CASH AND SHORT-TERM INVESTMENTS	181,138	204,974

Accounts receivable, net of allowances of $9,442 in 2005 and $9,921 in 2004	42,938	45,176
Inventories	19,299	16,055
Net investment in sales-leases, net of allowances of $861 in 2005 and $886 in 2004	18,160	17,151
Income taxes receivable	6,102	4,017
Deferred income taxes	11,651	9,905
Prepaid expenses and other assets	8,706	7,194

TOTAL CURRENT ASSETS	287,994	304,472

LONG-TERM INVESTMENTS	5,900	9,900
PROPERTY, PLANT & EQUIPMENT	28,848	27,840
GOODWILL	26,460	19,890
PURCHASED INTANGIBLE ASSETS	26,870	10,987
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,960 in 2005 and $1,810 in 2004	35,781	33,877

TOTAL ASSETS	$411,853	$406,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$32,274	$30,801
Accrued dividends payable on common stock	28,846	1,829
Other current liabilities	42,960	50,367

TOTAL CURRENT LIABILITIES	104,080	82,997

DEFERRED TAX LIABILITY	65,975	65,234
LEASE RECOURSE LIABILITY	12,721	12,241
OTHER LIABILITIES	7,018	7,063

SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued–27,161,823 shares; outstanding–26,709,745 at March 31, 2005 and 26,125,799 shares at December 31, 2004	119,933	116,598
Retained earnings	106,240	134,455
Accumulated other comprehensive income	1,388	924

	227,561	251,977
Less: Treasury stock at cost – 452,078 shares at March 31, 2005 and 1,036,024 shares at December 31, 2004	(5,502)	(12,546)

TOTAL SHAREHOLDERS’ EQUITY	222,059	239,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$411,853	$406,966

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months
(In thousands, except	Ended March 31,
per share amounts)	2005	2004

NET SALES
Telecommunications systems, software and related	$92,659	$86,049
Resale of local, long distance and network services	13,048	11,982

TOTAL NET SALES	105,707	98,031

COST OF SALES
Telecommunications systems, software and related	43,397	38,875
Resale of local, long distance and network services	8,256	7,058

TOTAL COST OF SALES	51,653	45,933

GROSS PROFIT	54,054	52,098

Research and development	8,455	6,035
Selling, general and administrative	38,723	35,004
Amortization of purchased intangible assets	762	445
Write-off of in-process research and development costs	2,600	—

	50,540	41,484

OPERATING INCOME	3,514	10,614

Interest and other income	947	506
Foreign currency transaction gains (losses)	53	(161)
Interest expense	(23)	(46)

INCOME BEFORE INCOME TAXES	4,491	10,913
INCOME TAXES	2,556	4,093

NET INCOME	$1,935	$6,820

NET INCOME PER SHARE — BASIC	$0.07	$0.27
NET INCOME PER SHARE — DILUTED	$0.07	$0.25

DIVIDENDS PER SHARE	$1.08	$0.07

Average number of common shares outstanding — Basic	26,373	25,543

Average number of common shares outstanding — Diluted	27,788	27,350

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2005	2004

OPERATING ACTIVITIES
Net income	$1,935	$6,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	2,253	1,881
Amortization of patents included in R&D expenses	55	55
Amortization of purchased intangible assets	762	445
Purchased in-process research and development	2,600
Provision for losses on receivables	481	429
Provision for losses on leases	769	1,045
Provision for inventory valuation	243	191
Decrease in other liabilities	(165)	(996)
Loss on sale of property and equipment	19	—
Deferred income taxes	494	4,928
E-Rate settlement	(8,461)	—
Changes in operating assets and liabilities	(3,392)	1,122

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,407)	15,920

INVESTING ACTIVITIES
Purchases of short-term investments	(10,269)	(19,989)
Maturities and sales of short-term investments	11,599	22,383
Additions to property, plant and equipment	(2,218)	(1,219)
Proceeds from disposal of property, plant and equipment	4	8
Cash used in acquisitions	(27,579)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(28,463)	1,183

FINANCING ACTIVITIES
Cash dividends paid	(1,829)	(1,525)
Payments on term debt	(11)	(17)
Proceeds from exercise of stock options	5,740	3,240

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,900	1,698

EFFECT OF EXCHANGE RATE CHANGES	464	292

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(26,506)	19,093
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	152,330	115,197

CASH AND EQUIVALENTS AT END OF PERIOD	$125,824	$134,290

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

NOTE A—BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

     We do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the stock on the effective date of grant. At March 31, 2005, the Company has four stock-based employee and director incentive plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

	Three Months Ended
(In thousands, except	March 31,
per share amounts)	2005	2004

Net income, as reported	$1,935	$6,820

Deduct: total stock-based compensation expense, determined under fair value based method for all awards, net of tax	(859)	(783)

Pro forma net income	$1,076	$6,037

Earnings per share of common stock:
Basic – as reported	$0.07	$0.27
Basic – pro forma	$0.04	$0.24
Diluted – as reported	$0.07	$0.25
Diluted – pro forma	$0.04	$0.22

     Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of our stock options. The option pricing model utilized the following weighted average assumptions for 2005 and 2004: risk free interest rates of 3.73% for 2005 and 2.81% for 2004; dividend yields of 1.31% for 2005 and 0.82% for 2004; volatility factors of the expected market price of our stock averaged 0.45 for 2005 and 0.46 for 2004. Employee stock options granted through March 31, 2005 vest over four to five year periods and director options vest at the end of six months from the grant date.

     On April 26, 2005, the Compensation Committee of the Board of Directors of Inter-Tel, with the approval of the board of directors, approved the acceleration of the vesting of certain unvested stock options previously granted to employees under the Company’s 1994 Long Term Incentive Plan, 1997 Long Term Incentive Plan and the Acquisition Stock Option Plan. With the exception of any options granted to all Directors and Named Executive Officers, all unvested options with exercise prices greater than the closing price as of the close of the Nasdaq stock market on May 3, 2005 ($19.13) became exercisable in full. Such options would otherwise have vested from time to time over the next five years. Approximately 617,000 options were accelerated at grant prices ranging from $19.16 to $31.58. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and number of shares subject to the accelerated options, were unchanged. The stock option agreements with respect to the options will be amended accordingly.

     The Board of Directors considered several factors in determining to accelerate the vesting of these options, including the effect on the Company’s reported stock option expense in future periods, administrative burden required to track and account for the vesting periods under new accounting rules and the potential benefit to the Company and its shareholders in retaining the services of the affected employees. As currently drafted, Statement of Financial Accounting Standards No. 123 (Revised 2004) or SFAS 123R will require the Company to treat unvested stock options as an expense effective with the fiscal quarter ending March 31, 2006.

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

     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Technologies to implement a comprehensive corporate compliance program. The penalties and fines described above were paid during the first quarter of 2005.

     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that Technologies was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2004 relating to Technologies’ participation in the E-Rate program were not significant.

     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.

Inventories

     We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123, supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement will require us to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements, and is effective for Inter-Tel for the first interim reporting period that begins January 1, 2006. SFAS No. 123R permits public companies to choose between the following two adoption methods:

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

     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and recognize no compensation cost for employee stock options or the employee stock purchase plan shares. As proposed, companies would be required to recognize an expense for compensation costs related to share-based payment arrangements, including stock options and employee stock purchase plans. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with some exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, see the table above under the heading “Stock Based Compensation.” The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

NOTE B—EARNINGS PER SHARE

     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands, except	March 31,
per share amounts)	2005	2004

Numerator: Net income	$1,935	$6,820

Denominator:
Denominator for basic earnings per share – weighted average shares	26,373	25,543

Effect of dilutive securities:
Employee and director stock options	1,415	1,807

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	27,788	27,350

Basic earnings per share	$0.07	$0.27

Diluted earnings per share	$0.07	$0.25

Options excluded from diluted net earnings per share calculations (1)	69	49

(1) At March 31, 2005 and 2004, options to purchase 69,000 and 49,000 shares, respectively, of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive.

NOTE C – ACQUISITIONS, TECHNOLOGY INVESTMENTS AND RESTRUCTURING CHARGES

     Lake. On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel Incorporated (“Inter-Tel”) executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. In total, the company recorded $19.3 million of intangible assets of which $2.6 million was charged to expense in the first quarter of 2005 as in-process research and development costs with the balance being amortized over eight years. Additionally we recorded $6.6 million of goodwill, which is non-amortizable.

Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including EncoreCX® products currently being distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. For more than a year, Lake has sold certain communication products to the company in the ordinary course of business.

     New Sales Offices in 2004. In January, July and October 2004, we acquired certain assets and assumed certain liabilities relating to the customer bases of former dealers in Nashville and Memphis, Tennessee; Greenville, South Carolina; Pittsburgh, Pennsylvania and Las Vegas, Nevada. The total assets acquired and liabilities assumed from these acquisitions were approximately $1.7 million and $0.4 million, respectively. Purchased intangibles and goodwill recorded as a result of the transactions totaled $0.9 million and $2.7 million, respectively. The goodwill is non-amortizable. The balances included in other purchased intangible assets are being amortized over a period of five years from the date of each acquisition.

     New Technology Investments in 2004. In October 2004, the Company acquired certain assets and assumed certain liabilities of Converging Technologies, Inc. The acquired assets primarily include Web-based conferencing solutions, notably Linktivity® software. Tangible assets acquired, liabilities assumed and purchased intangibles (all technology related) acquired were $0.5 million, $0.3 million and $3.0 million, respectively. The purchased intangible is being amortized over five years. Also in October 2004, the Company obtained a license of intellectual property from eDial, a division of Alcatel USA Marketing, Inc. for a total price of $1.0 million. The eDial intangible is being amortized over five years.

     New Sales Office in 2003. In connection with opening a new sales office in Philadelphia, Pennsylvania during December 2003, we acquired certain assets and assumed certain liabilities relating to a customer base of a former dealer. The total assets acquired and liabilities assumed were approximately $0.6 million and $0.9 million, respectively. Total goodwill and purchased intangibles recorded as a result of the transaction were $0.2 million and $0.1 million, respectively. The goodwill balance is non-amortizable. The balance included in the $0.1 million in other purchased intangible assets is being amortized over a period of five years.

     Technology Investment in 2003. In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity would perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity could also earn bonus payments totaling up to $1,000,000 for meeting certain development milestones. Milestone bonuses totaling $750,000 for the year ended December 31, 2004 were achieved and expensed as research and development costs. Technological feasibility of the underlying technology has not yet been achieved to provide for viable product sales. As of March 31, 2005, the remaining milestone bonus of $250,000 is dependent on future events and is not considered to be probable or reasonably estimable. The following table summarizes details of the expenses in connection with this technology investment recorded during the respective periods:

	Three Months	Three Months
	Ended	Ended
(In thousands)	March 31, 2005	March 31, 2004

Milestone bonus payments	$—	$250
Development activities on a cost reimbursement basis	—	259

Totals	$—	$509

     The values for acquired developed technology were determined based on the negotiated prices paid to acquire the technology. Each of our technology acquisitions was made primarily to acquire a specific technology, rather than for the purpose of acquiring an operating company. The technologies acquired have been used to add additional features/applications to our current products, sold separately as new products or obtained primarily for use with our next generation of products.

     The weighted-average amortization period for total purchased intangibles as of March 31, 2005 and December 31, 2004 was approximately 7.45 years and 6.8 years for each period, respectively. The weighted-average amortization period as of March 31, 2005 and December 31, 2004 for developed technology was approximately 7.22 and 7.0 years for each period, respectively, and 7.75 and 5.0 years respectively for customer lists and non-compete agreements.

     Each of the acquisitions discussed above were not material business acquisitions either individually or collectively and each has been accounted for using the purchase method of accounting. The results of operations of each of these acquisitions have been included in our accompanying consolidated statements of operations from the date of the acquisitions.

     Executone Restructuring Charge. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly through March 31, 2005.

     Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. We were liable for the lease on the Milford buildings through January 2005. We entered into sublease agreements with third parties to sublease portions of the facility and equipment through that date. The reserve activity for lease and other contractual obligations is identified in the table below.

     The total restructuring charge from this event totaled $50.9 million. The following table summarizes details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through March 31, 2005. Activity represents payments made or amounts written off.

			Activity		Reserve
	Cash/	Restructuring	Through	2005	Balance
Description	Non-Cash	Charge	2004	Activity	At 3/31/05

Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,583	$—	$—
Other plant closure costs	Cash	(230)	230	—	—

Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	7,436	8	—
Other contractual obligations	Cash	(1,700)	1,700	—	—

Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—
Accounts receivable	Non-Cash	(1,685)	1,685	—	—
Fixed assets	Non-Cash	(3,151)	3,034	3	114
Net intangible assets	Non-Cash	(29,184)	29,184	—	—

Total		$(50,916)	$50,791	$11	$114

NOTE D — SEGMENT INFORMATION

     Inter-Tel follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions as to how to allocate resources and assess performance. The Company’s chief decision maker, as defined under SFAS 131, is the Chief Executive Officer.

     We view our operations as primarily composed of two segments: (1) our principal segment, which includes sales of telephone systems, telecommunications software, hardware and related services, and (2) network services, including resale of local and long distance calling services, voice circuits and data circuits through NetSolutions®, as well as commissions earned by Network Services Agency, our division serving as an agent selling local and network services such as T-1 access, frame relay and other voice and data circuit services on behalf of Regional Bell Operating Companies (RBOCs) and local exchange carriers (collectively, “Network Services”). Sales of these systems, software, related services and Network Services are provided through the Company’s direct sales offices and dealer network to business customers in North America, and in parts of Europe, Australia, South Africa and Asia. As a result, financial information disclosed represents substantially all of the financial information related to the Company’s two principal operating segments. Results of operations for the resale of local, long distance and network services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.

     For the quarters ended March 31, 2005 and 2004, we generated income from business segments as follows:

	Three Months Ended March 31, 2005
		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$92,659	$13,048	$105,707
Gross profit	49,262	4,792	54,054
Operating income	1,768	1,746	3,514
Interest and other income	906	41	947
Foreign currency transaction gains	53	—	53
Interest expense	(23)	—	(23)
Net income	$786	$1,149	$1,935
Net income per diluted share (1)	$0.03	$0.04	$0.07
Weighted average diluted shares (1)	27,788	27,788	27,788
Goodwill	$24,325	$2,135	$26,460
Total assets	403,885	7,968	411,853
Depreciation and amortization	3,062	8	3,070

	Three Months Ended March 31, 2004
		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$86,049	$11,982	$98,031
Gross profit	47,174	4,924	52,098
Operating income	8,455	2,159	10,614
Interest and other income	450	56	506
Foreign currency transaction losses	(161)	—	(161)
Interest expense	(45)	(1)	(46)
Net income	$5,444	$1,376	$6,820
Net income per diluted share (1)	$0.20	$0.05	$0.25
Weighted average diluted shares (1)	27,350	27,350	27,350
Goodwill	$15726	$2,135	$17,861
Total assets	348,511	$22,153	$370,664
Depreciation and amortization	2,367	14	2,381

(1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.

Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $99.8 million, or 94.4% of total revenues, and $94.8 million, or 96.7% of total revenues for the three months ended March 31, 2005 and 2004, respectively. Refer to the table below for additional geographical revenue data.

	Quarter Ended March 31, 2005		Quarter Ended March 31, 2004
Source of net sales	$	%	$	%

Domestic	99,753	94.4%	94,781	96.7%
Lake Communications	2,590	2.4	—	—
Other International	3,364	3.2	3,250	3.3

Total net sales	105,707	100.0%	98,031	100.0%

     In the first three months of 2005 and 2004, revenues from customers located internationally accounted for 5.6% and 3.3% of total revenues, respectively. 2005 revenue percentages from foreign sources primarily increased as a result of our acquisition of Lake in March 2005. Lake is based in Dublin, Ireland with majority of its sales made to the United Kingdom, Australia, other European countries, and South Africa. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel’s UK operations, including sales from Swan Solutions. Our UK offices sell predominantly into the United Kingdom and other European countries. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income.

     Our applicable long-lived assets at March 31, 2005, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $55.6 million and the amount in foreign countries was $26.6 million at March 31, 2005. At December 31, 2004, the net amount located in the United States was $56.1 million and the amount in foreign countries was $2.6 million.

     NOTE E — NET INVESTMENT IN SALES-LEASES

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

	March 31,	December 31,
(in thousands)	2005	2004

Lease balances included in consolidated accounts receivable, net of allowances of $1,206 in 2005, and $1,177 in 2004	$5,348	$6,390

Net investment in Sales-Leases:

Current portion, net of allowances of $861 in 2005, and $866 in 2004	18,160	17,151
Long-term portion, includes residual amounts of $684 in 2005 and, $510 in 2004, net of allowances of $1,960 in 2005, and $1,810 in 2004	35,781	33,877

Total investment in Sales-Leases, net of allowances of $4,027 in 2005, and $3,873 in 2004	59,289	57,418

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $12,721 in 2005, and $12,241 in 2004	236,337	229,163

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$295,626	$286,581

Total allowances for entire lease portfolio (including limited recourse liabilities)	$16,748	$16,114

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

     These reserves are either netted against consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

	Three Months Ended	Year Ended
(In thousands)	March 31, 2005	December 31, 2004

Sales of rental payments	$28,944	$113,172
Sold payments remaining unbilled at end of period	$249,058	$241,404

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

     During the first quarter of 2005, the Company entered into a “rate-lock” agreement (the “Agreement”) with a financial institution in the form of a commitment to sell the cash flow streams for leases with a present value of at least $22.0 million in June 2005 at an interest rate to the financial institution of 6.25 percent and $17.0 million in December 2005 at an interest rate to the financial institution of 6.30 percent. Should interest rates decrease substantially, the Company has the option to pay $500,000 to the financial institution to cancel the commitment for each of the two sales.

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

Overview

     Inter-Tel (Nasdaq: INTL), Incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:

•	Inter-Tel Axxess® and Inter-Tel 5000 Network Communications Solutions converged voice and data business communication systems,

•	Lake Communications converged voice and data business communication systems, including those sold in the US under the EncoreCX® brand,

•	Integrated voice mail, voice processing and unified messaging systems,

•	IP telephony voice and data routers, and e-commerce software,

•	managed services, including voice and data network design and traffic provisioning, custom application development, and financial solutions packages (leasing),

•	networking applications, including the design and implementation of voice and data networks,

•	local and long distance calling services, voice circuits, data circuits and other communications services and peripheral products,

•	call accounting software, computer-telephone integration (CTI) applications, and

•	maintenance and support services for our products.

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 31, 2005, we had fifty-nine (59) direct sales offices in the United States and a network of hundreds of dealers and VARs, primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in South Africa and Japan. We also maintain research and development and software sales offices in Tucson, Arizona and in the United Kingdom. In March 2005, as a result of the closing of the Lake acquisition identified below, we will also maintain a wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.

     On October 14, 2004, Inter-Tel announced the purchase by an operating subsidiary of selected assets and assumption of certain liabilities of Converging Technologies, Inc. and Linktivity, Inc. The acquired assets primarily include Web-based conferencing solutions, notably Linktivity® software. These solutions provide real-time communications and remote control software to enable instantaneous, browser-to-

browser Web conferencing and help desk support solutions. We expect the acquisition of these selected assets to enable Inter-Tel to continue to expand its Presence Management and Collaboration tools. Linktivity offers its products and services through its international distributors and certified North American resellers. On that same date, Inter-Tel also announced the license of intellectual property from eDial, a division of Alcatel USA Marketing, Inc., and provider of Session Initiation Protocol (SIP) audio conferencing and collaboration solutions for enterprises and service providers. The eDial and Linktivity technologies were selected to complement Inter-Tel’s Converged Business Communication systems and to allow Inter-Tel to further enhance its presence management, conferencing and collaboration products.

     On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, Incorporated (“Inter-Tel”) executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40-user market, including EncoreCX® products distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. For more than a year, Lake has sold certain communications products to the Company in the ordinary course of its business.

     Key performance indicators that we use in order to manage our business and evaluate our financial and operating performance include revenues, costs and gross margins, and cash flows.

     Inter-Tel recognizes revenue from the following significant sources of revenue:

•	End-user sales and sales-type leases through our direct sales offices and government and national accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.

•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped to the dealers or VARs and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). However, in connection with our recent Lake acquisition, shipments to one International dealer are initially held by that dealer on a consignment basis. Such Inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the Inventory is sold to third parties, at which time the revenue is recorded.

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Software Sales. We recognize revenues from sales of software, such as our new Linktivity products discussed above upon shipment to dealers or end-users.

•	Maintenance and software support. Maintenance and software support revenue is recognized ratably over the term of the maintenance or support agreement.

     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, materials and service overhead. Total costs of goods and services sold increased 12.5%, or $5.7 million, to $51.7 million for the quarter ended March 31, 2005, compared to $45.9 million for the corresponding period in 2004. Our consolidated gross margin percentage was 51.1% in the first quarter of 2005 compared to 53.1% in the first quarter of

2004. The increase in the dollar amount of the cost of goods sold was primarily attributable to the higher volume of net sales. However, the decrease in gross margin was principally attributable to significant pricing pressures and product discounts, in particular for larger deals, as well as greater than expected sales of lower margin products as a percentage of total sales, and lower than expected sales in our direct sales offices and government and national accounts businesses, which generally offer higher gross margins compared to our other distribution channels and operations. Other factors affecting both the increases in costs of goods sold and reductions in overall gross margin percentage are described in greater detail in “Results of Operations” below.

     Sales of systems through our direct sales organization typically generate higher gross margins than sales through our dealers and VARs, primarily because we recognize both the wholesale and retail margins on these sales. Conversely, sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and system products. For revenues recognized under sales-leases, we record the costs of systems installed as costs of sales. Our margins may vary from period to period depending upon the representation of various distribution channels, products and software as relative percentages of our total sales. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.

     Additionally, our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and impact of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. There are several factors which attribute to this pattern, including the following:

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

     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. Net sales from the first quarter of 2005 followed this historical pattern, as sales declined compared to the fourth quarter of 2004, and we do not anticipate a significant change in the historical trend.

     Cash Flows. At March 31, 2005, Inter-Tel’s cash and short-term investments totaled $181.1 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2006 and ordinarily used to support international letters of credit to suppliers, if necessary. As of March 31, 2005, none of the credit line was used. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund the special dividend of $1.00 per share to shareholders of record on March 31, 2005, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program of up to $75 million announced in February 2005, and to provide adequate working capital for the foreseeable future.

     Our consolidated net sales for the quarters ended March 31, 2005 and 2004 were $105.7 million and $98.0 million, respectively. The 7.8% increase in revenue in the first quarter of 2005 compared to the first quarter of 2004 was primarily attributable to acquisitions completed in the second half of 2004 and the Lake acquisition in March 2005 (as the sales from these acquired entities were not included in the 2004 first quarter results), as well as slightly higher net sales in our core business. The increase in net sales can also be attributed in part to improved sales in our local, long distance resale and network services division. Net sales in the first quarter of 2005 were negatively impacted, however, by the delayed release of new products, in particular the Inter-Tel 5000 Network Communications Solutions, which were not released until late April 2005, and discounting of new product sales in our direct sales channels. We cannot provide assurance that the recent increase in revenue will continue in the future, as we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future. In addition, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including voice over Internet Protocol (VoIP) systems, and some buyers may delay making investments in new systems.

     We believe that enterprises continue to be concerned about their ability to increase revenues and profitability, in part due to the continued uncertain economic environment and slowdown in the past few years. To maintain or improve profitability, we believe that businesses have attempted to reduce costs and capital spending. We expect continued pressure on our ability to generate or expand sales and it is not clear whether business communications spending will increase in the near term. We cannot predict the nature, timing and extent of future business investments in communications systems and as a result, if and when our net sales will increase.

     The markets in which we compete have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, the Inter-Tel 5000 Network Communications Solutions, our Axxess system, including adding new applications, enhancing our IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, developing Session Initiation Protocol (SIP) applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of converged systems and software, including the Inter-Tel 5000 Network Communications Solutions, Session Initiation Protocol (SIP) interfaces and applications, as well as the development of a new line of multi-protocol SIP IP endpoints. In addition, in October 2004, we acquired selected assets and assumed certain liabilities of Linktivity, which develops Web-based conferencing solutions, notably Linktivity® software, and announced an agreement to license certain intellectual property from eDial. These solutions are designed to provide real-time communications and remote control software to enable instantaneous, browser-to-browser Web conferencing and help desk support solutions. We intend to further develop this technology and integrate the applications and solutions into our product offerings.

     We offer our customers a package of lease financing and other services under the name Total Solution. Total Solution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information regarding our program.

Results of Operations

     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004

NET SALES
Telecommunications systems, software and related	87.7%	88.5%
Resale of local, long distance and network services	12.3	11.5

TOTAL NET SALES	100.0	100.0

COST OF SALES
Telecommunications systems, software and related	41.1	39.7
Resale of local, long distance and network services	7.8	7.2

TOTAL COST OF SALES	48.9	46.9

GROSS PROFIT	51.1	53.1

Research and development	8.0	6.2
Selling, general and administrative	36.6	35.7
Amortization of intangibles	0.7	0.5
Write-off of in-process research and development costs	2.5	—

OPERATING INCOME	3.3	10.8

Interest and other income	0.9	0.5
Foreign currency transaction gains (losses)	0.1	(0.2)
Interest expense	(0.0)	(0.0)

INCOME BEFORE INCOME TAXES	4.2	11.1

INCOME TAXES	2.4	4.2

NET INCOME	1.8%	7.0%

     Net Sales. Net sales increased 7.8%, or $7.7 million, to $105.7 million in the first quarter of 2005, from $98.0 million in the first quarter of 2004. Excluding the Lake acquisition in first quarter of 2005, non-GAAP net sales increased 5.2% or $5.1 million compared to net sales for the corresponding prior year period. Sales from our direct sales offices (including revenues from lease financing), increased 5.1%, or $2.8 million, in the first quarter of 2005 compared to the corresponding period in 2004. Sales attributable to our dealer network increased by 1.8%, or $0.4 million, in the first quarter of 2005, compared to the corresponding period in 2004. Sales from our local and long distance resale and network services division increased by 8.9%, or $1.1 million, in the first quarter of 2005, compared to the corresponding period in 2004. Sales from our DataNet division increased 25.3%, or $0.7 million, in the first quarter of 2005, compared to the corresponding period in 2004. International revenues excluding the Lake acquisition increased by 3.5%, or $0.1 million, in the first quarter of 2005, compared to the corresponding period in 2004. Lake sales totaled $2.6 million in the first quarter of 2005. Overall, sales attributable to our government and national accounts division remained relatively unchanged in first quarter of 2005 compared to the corresponding period in 2004.

     The increase in net sales for the first quarter of 2005 compared to the corresponding period in 2004 from our direct sales offices, dealer channel, and international operations were primarily attributable to acquisitions completed in the second half of 2004 and the Lake acquisition in March 2005, offset in part by continued competitive pricing pressures and some delayed buying decisions and heavy discounting during the quarter in our direct sales offices. We believe that the announcement of the E-Rate settlement also resulted in some deferred or lost sales. The increases in net sales were also a result of higher volumes of systems sold. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions were offered to customers to generate sales in both our direct and indirect channels.

Recurring revenues from existing customers increased on a percentage basis and dollar volume relative to sales to new customers in our direct sales channel during the first quarter of 2005.

     Sales from our local, long distance resale and network services divisions (NetSolutions® and Network Services Agency) and our DataNet division increased in the first quarter of 2005 as compared to the corresponding period in 2004. Net sales increased by 6.9%, or $0.8 million, to $12.0 million in the first quarter of 2005, compared to $11.2 million in the corresponding period in 2004 for NetSolutions®, despite downward pricing pressure and significant competition. Increased sales volume has allowed NetSolutions ® to offer more competitive pricing, which improved sales to our existing customer base. Sales increased in DataNet primarily due to additional sales to a few customers. Net sales from Network Services Agency, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s and CLEC’s, increased $0.3 million, to $1.0 million in the quarter ended March 31, 2005 compared to $0.7 million in the corresponding period in 2004. See Note D of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.

     Gross Profit. Gross profit for the first quarter of 2005 increased 3.8% to $54.1 million, or 51.1% of net sales, from $52.1 million, or 53.1% of net sales, in the first quarter of 2004. The increase in gross profit dollars in the first quarter of 2005 resulted primarily from a higher volume of consolidated net sales. The decrease in gross profit as a percentage of sales was primarily a result of industry pricing pressures, leading to discounting and special promotions on telephone system sales. Increased sales from the resale of local and long distance services also had the effect of decreasing the consolidated gross profit percentage, as these revenues typically generate lower gross margins. Higher relative recurring revenues from existing customers partially offset the decreases in gross profit percentage.

     During the first quarter of 2005, recurring revenue dollars from existing customers in our direct sales, DataNet and national and government accounts channels increased from these same channels relative to the first quarter of 2004. As a percentage of sales, recurring revenues increased in the direct sales and DataNet channels and remained relatively constant for the national and government accounts channel. Existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products during the first quarter of 2005. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations.

     Sales from NetSolutions® increased by 6.9%, or $0.8 million, in the first quarter of 2005 as compared to the first quarter of 2004. Gross margins are generally lower in this division than our consolidated margins. Sales from Network Services Agency, increased 40.0%, or $0.3 million, for the first quarter of 2005 compared to the corresponding period in 2004. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of 86.2% during the first quarter of 2005. Accordingly, the increase in sales from this division offset in part our decrease in consolidated gross profit percentage.

     We cannot accurately predict future consolidated gross margins because of period-to-period variations in a number of factors, including among others, competitive pricing pressures, sales of systems, software and services through different distribution channels, supplier and agency agreements, and the mix of systems, software and services we sell.

     Research and Development. Research and development expenses for the first quarter of 2005 increased 40.1% to $8.5 million, or 8.0% of net sales, from $6.0 million, or 6.2% of net sales, for the first quarter of 2004. Included in research and development expenses in both the first quarter of 2005 and the first quarter of 2004 was amortization of patents totaling $55,000 in each period. The increases in research and development expenses for the first quarter ended March 31, 2005 were primarily attributable to the increased engineering headcount and third-party outsourcing of selected development costs in connection with our efforts to accelerate development of new products and software, as well as additional research and development costs associated with our acquired Lake and Linktivity operations. The increases were also attributable to increased research and development spending related to our development of convergence applications and new SIP and IP endpoint technology. In the first quarter ended March 31, 2005, research and development expenses were directed principally toward the continued development of converged systems and software, including the Inter-Tel 5000, unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications and SIP applications. Through 2005, we expect that research and development expenses will increase in absolute dollars and as a percentage of net sales relative to 2004 due primarily to research and development costs from the acquired Lake and Linktivity operations, and our efforts to continue to develop and enhance existing and new technologies and products.

     Selling, general and administrative. In the first quarter of 2005, selling, general and administrative expenses increased 10.6% to $38.7 million, or 36.6% of net sales, from $35.0 million, or 35.7% of net sales, in the first quarter of 2004. The increases in absolute dollars and as a percentage of net sales were primarily due to higher expenses associated with the increases in consolidated net sales in 2005 compared to 2004. Expenses also increased as a result of the acquisition of new sales offices in South Carolina, Las Vegas, Pittsburgh and Tucson (Linktivity) during the second half of 2004, as well as the Lake operations in Dublin, Ireland. In addition, higher net sales led to increased selling expenses and commission costs in the first quarter of 2005 relative to such costs for the corresponding periods in 2004. In the first quarter of 2005, selling, general and administrative expenses also increased as a result of higher depreciation expense, offset in part by lower bad debts relative to 2004. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.

     Amortization of purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2005, no impairment of goodwill has been recognized in 2005. We face the risk that future goodwill impairment tests may result in charges to earnings.

     Amortization of purchased intangible assets included in operating expenses was $762,000 in the first quarter of 2005, compared to $445,000 in the first quarter of 2004. In addition, $55,000 of amortization was included in research and development expenses for the first quarter of 2005 and the first quarter of 2004. The increase in the amortization of purchased intangible assets for the first quarter 2005 compared to the same period in 2004 was primarily related to the additional amortization from recent acquisitions, primarily the Lake and Linktivity acquisitions. For additional information regarding purchased intangible assets, see Note C “Acquisitions, Technology Investments and Restructuring Charges” to the Condensed Consolidated Financial Statements.

     Write-off of in-process research and development (IPRD) costs. During the first quarter of 2005, Inter-Tel completed the acquisition of Lake (see NOTE C). The aggregate purchase price of the Lake acquisition was allocated to the fair value of the assets and liabilities acquired, of which $2.6 million, or $0.09 per diluted share, was written-off as purchased IPRD. Without this write-off, the Company would have reported non-GAAP net income of $4.5 million ($0.16 per diluted share) for the three months ended March 31, 2005 instead of the $1.9 million ($0.07 per diluted share) reported.

     Interest and Other Income. Interest and other income in 2005 and 2004 consisted primarily of interest income and foreign currency transaction gains or losses. The net increase in interest and other income of $441,000 in the first quarter of 2005 compared to the corresponding period in 2004 was due primarily to higher levels of invested funds, as well as higher interest rates. Net foreign currency transaction gains in the first three months of 2005 were $53,000 compared to losses of $161,000 in the first three months of 2004. Interest expense was nominal in both periods, totaling $23,000 in the first three months of 2005 compared to $46,000 in the first three months of 2004.

     Income Taxes. Inter-Tel’s income tax rate for the first quarter of 2005 was 56.9% compared to 37.5% for the first quarter of 2004. The increase in the rate was primarily attributable to the write-off of in-process research and development costs in connection with our Lake acquisition, because these costs are not deductible for tax purposes. Inter-Tel currently expects the full-year 2005 tax rate to be 37.8%, subject to prospective changes in the tax laws or other factors. Excluding the acquisition of Lake, the non-GAAP, or pro forma, full-year rate for 2005 is currently projected to be 36%, a decrease compared to 2004. This pro forma decrease compared to 2004 is expected due to several factors, including the differences between the projected 2005 and 2004 results, in particular higher projected 2005 tax-exempt interest and higher utilization of 2005 research and development credits. The 2005 rate is subject to change based on the projected results of operations, including the Lake acquisition and other factors identified above.

     Net Income. Net income for the first quarter of 2005 was $1.9 million ($0.07 per diluted share), a decrease of 71.6% compared to net income of $6.8 million ($0.25 per diluted share) in the first quarter of 2004.

     The decrease in net income for the first quarter and of 2005 compared to the corresponding period in 2004 was primarily attributable to the write-off of IPRD costs in connection with the Lake acquisition, lower gross margins as a result of competitive pressures and product discounting, higher research and development expenses, higher selling, general and administrative expenses, and higher amortization expenses, offset in part by operating profits from higher relative net sales. Excluding the write-off of IPRD, the Company would have reported net income of $4.5 million ($0.16 per diluted share) for the three months ended March 31, 2005. Additional information regarding other items is described in further detail above.

Inflation/Currency Fluctuation

     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. Inter-Tel’s International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or may be moved to alternative sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Ireland, Europe and Australia as a result of the 2005 Lake acquisition could result in higher international sales as a percentage of total revenues; however, international revenues do not currently represent a significant portion of our total revenues.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
(In thousands)	2005	2004

Net cash (used in) provided by operating activities	$(2,407)	$15,920
Net cash (used in) provided by investing activities	(28,463)	1,183
Net cash provided by financing activities	3,900	1,698
Effect of exchange rate changes	464	292

Increase (decrease) in cash and equivalents	(26,506)	19,093
Cash and equivalents at beginning of period	152,330	115,197

Cash and equivalents at end of period	$125,824	$134,290

     At March 31, 2005, cash and equivalents and short-term investments totaled $181.1 million, a decrease of approximately $23.8 million from the balance at December 31, 2004. In addition, long-term investments in marketable debt securities totaled $5.9 million at March 31, 2005, a decrease of $4.0 million from the balance at December 31, 2004. We maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank, N.A. (formerly BankOne, NA) that is available through June 1, 2006. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of March 31, 2005, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends and general corporate purposes.

     Net cash used in operating activities totaled $2.4 million for the three months ended March 31, 2005, compared to $15.9 million provided by operating activities for the corresponding period in 2004. Cash used in operating activities in the first three months of 2005 was primarily the result of an $11.9 million change in operating assets and liabilities (including E-Rate of $8.5 million), offset by cash generated from profitable operations, adding back non-cash items such as depreciation, amortization, purchased in process research and development and provisions for losses. The net cash provided by operating activities in the first three months of 2004 was primarily the result of cash generated from profitable operations as in 2005; however, the 2004 period did not include any purchased in-process research and development costs. In addition, the first three months of 2004 reflected cash generated by an increase in deferred income taxes of $4.9 million and a change of operating assets and liabilities of $1.1 million. The cash used in the change in operating assets and liabilities in the first three months of 2005 was primarily due to the payment of the E-rate settlement costs totaling $8.5 million (described below), as well as an increase in inventories, investment in sales-leases and income tax receivables, offset in part by increases in accounts payable and a decrease in accounts receivable. The $1.1 million cash provided by the change in operating assets and liabilities in the first three months of 2004 was primarily a result of a decrease in the income tax receivable and accounts receivable, offset in part by an increase in inventories and a decrease in accrued expenses. We expect to expand sales through our direct sales offices and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-lease.

     Net cash used in investing activities totaled $28.5 million for the quarter ended March 31, 2005, compared to cash provided by investing activities of $1.2 million for the quarter ended March 31, 2004. The change from 2004 to 2005 was primarily a result of $27.6 million in cash used for acquisitions in the first quarter of 2005. There was no cash used for acquisitions in the first quarter of 2004. Net cash generated by maturities and sales of short-term investments during the first three months of 2005 was $11.6 million, offset by net cash used in the purchase of short-term investments of $10.3 million. Net cash was generated by maturities and sales of short-term investments of $22.4 million in the first quarter of 2004, offset by cash used in the purchase of long-term and short-term investments of $20.0 million. Net cash of $2.2 million was used to acquire additional property, plant and equipment during the first quarter of 2005 compared to $1.2 million for the corresponding period in 2004.

     Net cash provided by financing activities totaled $3.9 million for the quarter ended March 31, 2005, compared to $1.7 million for the corresponding period in 2004. Net cash used for cash dividends totaled $1.8 million in the first quarter of 2005 compared to $1.5 million in the same period for 2004. Net cash provided by proceeds from the exercise of stock options totaled $5.7 million in the first quarter of 2005 compared to $3.2 million in the same period for 2004. During the first quarter of 2005 we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a decrease to retained earnings of $1.3 million. During the first quarter of 2004 we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings of $0.5 million.

     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $249.1 million and $241.4 million remained unbilled at March 31, 2005 and December 31, 2004, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

     During the first quarter of 2005, the Company entered into a “rate-lock” agreement (the “Agreement”) with a financial institution in the form of a commitment to sell the cash flow streams for leases with a present value of at least $22.0 million in June 2005 at an interest rate to the financial institution of 6.25 percent and $17.0 million in December 2005 at an interest rate to the financial institution of 6.30 percent. Should interest rates decrease substantially, the Company has the option to pay $500,000 to the financial institution to cancel the commitment for each of the two sales.

     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet.In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program.In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Technologies to implement a comprehensive corporate compliance program. The penalties and fines described above were paid in the first quarter of 2005.

     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that Technologies was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2004 relating to Technologies’ participation in the E-Rate program were not significant.

     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.

     We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund the special dividend of $1.00 per share to shareholders of record on March 31, 2005, to repurchase shares of the Company’s common stock pursuant to the Board-approved $75 million repurchase program announced in February 2005, and to provide adequate working capital for the foreseeable future. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.

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

     Dealer and VAR sales. For shipments to dealers and other distributors, our revenues are recorded as products are shipped and services are rendered, when the sales process is complete. These shipments are primarily to third-party dealers and distributors, and title passes when goods are shipped (free-on-board shipping point). However, in connection with our recent Lake acquisition, shipments to one international dealer are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the inventory is sold to third parties, at which time the revenue is recorded. We do not generally allow sales returns either by the terms of our contracts or in practice, except for returns related to warranty provisions. We provide a number of incentives, promotions and awards to certain dealers and other distributors. These incentives primarily represent discounts (which are recognized as a reduction of sales), advertising allowances and awards (which are recognized as marketing expense) and management assistance (which is expensed as incurred).

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

     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, increased slightly from 5.32% at December 31, 2004 to 5.36% at March 31, 2005, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

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

     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of March 31, 2005, Inter-Tel had gross goodwill of $31.5 million and accumulated amortization of $5 million. Inter-Tel completed one acquisition through March 31, 2005 and five in 2004 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.

     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2004 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At March 31, 2005 and December 31, 2004, $24.4 million and $17.8 million, respectively, of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Resale of Local, Long Distance and Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2004, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices in determining that no impairment had occurred. This allocated market capitalization value far exceeded the net carrying value of the goodwill included in the financial statements. Therefore, the second step for potential impairment was unnecessary.

     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of March 31, 2005, Inter-Tel had gross purchased intangible assets of $35.8 million and accumulated amortization of $8.9 million.

     At March 31, 2005 and December 31, 2004, goodwill, net of accumulated amortization, totaled $26.5 million and $19.9 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $26.9 million at March 31, 2005 and $11.0 million at December 31, 2004. Accumulated amortization through March 31, 2005 was $13.9 million, including $5.0 million of accumulated amortization attributable to goodwill and $8.9 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2004 was $13.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $8.1 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At March 31, 2005, our allowance for doubtful accounts for accounts receivable were $9.4 million of our $52.4 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine the reserve for obsolete or excess inventory and we make our assessment primarily on a significant product-by-product basis for the immediately preceding twelve-month period, adjusted for expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life cycles, changing technologies, slow moving inventory and market conditions and we reserve for our excess and possible obsolete inventory. Historically, sales of scrap have not been material and have not affected our profit margins. At March 31, 2005, our inventory reserves were $7.0 million of our $26.3 million gross inventories. If actual customer demand, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory reserves may be required in the future.

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

Risks Related to Our Business

Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.

     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact of the E-Rate settlement and possible FCC debarment, which could effect both our government business and our commercial business;

•	the potential impact of new accounting pronouncements such as FAS 123R;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.

     In addition, we have historically operated with a relatively small backlog, with sales and operating results in any quarter depending principally on orders booked and shipped in that quarter. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as business communications systems and associated call processing and voice processing software applications depends largely on general economic conditions and can vary significantly as a result of changing conditions in the economy as a whole, as well as heightened competitive pressures. We cannot assure you that we can continue to be successful operating with a small backlog or whether historical backlog trends will continue in the future.

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

     The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services, and develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance and on a timely basis, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. Problems and delays associated with new product development have in the past contributed to lost sales. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete.

     In addition, if the markets for computer-telephony applications, Internet Protocol network products, or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.

Our future success largely depends on increased commercial acceptance of our Inter-Tel 5000 Network Communications Solutions, Axxess® system, the Lake OfficeLink product (branded EncoreCX® in North America), speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, and related computer-telephony products.

     Over the past 18 to 24 months, we have introduced a number of new products and platforms, including: Unified Communicator® software, a web-based, speech-recognition, wireless PDA, and Wireless Application Protocol (WAP) software application for controlling and managing calls, contacts and presence status; Enterprise® Conferencing and Enterprise® Instant Messaging software, a SIP-based web and audio conferencing application; Inter-Tel Webconferencing and Inter-Tel Remote support (collaboration) solutions; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; Inter-Tel Application Platform, a highly flexible speech-recognition, text-to-speech and CTI application generation platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, as well as the Axxess system, the Inter-Tel 5000 Network Communications products, the Application Platform, the Unified Communicator and related computer-telephony products, the Linktivity collaboration technology, the Lake Communications converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.

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

     In particular, in prior years our operating results were materially adversely affected by several of the factors described above, including substantial operating losses and impairment charges resulting from Executone and Inter-Tel.NET. Refer to Note C to the Condensed Consolidated Financial Statements for additional information concerning our acquisitions.

     We completed two acquisitions in 2002, one acquisition and one technology investment in 2003, five acquisitions and one technology investment in 2004, and one acquisition in 2005. The 2002 acquisitions included certain assets and liabilities of an operating company and the stock of a United Kingdom technology company. In 2003, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer and we acquired the rights to certain developed technology. In 2004, we acquired certain assets and assumed certain liabilities of four former Inter-Tel dealers. In addition, we completed one technology related acquisition, coupled with a license of technology in 2004. In March of 2005, we acquired all of the outstanding stock of Lake and its several related entities in Ireland. These entities are similar in nature to our wholesale operations and also include significant technology-related assets. These acquisitions are subject to risks and uncertainties including, but not limited to, those indicated above.

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

     Our success depends in part upon protecting our proprietary technology. As of March 31, 2005, we held twenty-seven (27) U.S. patents for telecommunication and messaging products, systems and processes and had applied to the U.S. Patent and Trademark Office for fifteen (15) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

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

     Many of our competitors have large patent portfolios and we are subject to or could become subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to claims initiated by Avaya and Lucent, two of our primary competitors, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from Avaya alleging that our Axxess business communications system and associated applications utilize inventions covered by certain of their patents. We have also made claims against Avaya for infringement of our patents. We are continuing the process of investigating these matters. The ultimate outcomes by their nature are uncertain and we cannot assure you that these matters, individually or collectively, would not have a material adverse impact on our financial position and future results of operations.

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

     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:

•	PABX, converged systems and IP-PBX providers, distributors, or resellers such as Alcatel, Altigen, Avaya, Cisco Systems, Comdial, 3Com, EADS Telecom, Iwatsu, Interactive Intelligence, Lucky Goldstar, Mitel, NEC, Nortel, Panasonic, Samsung, ShoreTel, Siemens, Toshiba, Vertical Networks/ArtiSoft and Vodavi;

•	large data routing and convergence companies such as 3Com, Adtran and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	web collaboration product and service providers, such as Centra, eDial (a division of Alcatel), IBM, Microsoft, Raindance Communications, and WebEx;

•	long distance services providers such as AT&T, MCI, Qwest and Sprint;

•	large computer and software corporations such as IBM, HP, Intel and Microsoft;

•	regional Bell operating companies, or RBOCs, competitive local exchange companies (CLECs); cable television companies, IP Centrex service providers, and satellite and other wireless and wireline broadband service providers offering IP centrex services such as AT&T, Covad, Level-3, Qwest, SBC, and Time-Warner Telecom; and

•	independent leasing companies that provide telecom equipment financing.

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

We currently obtain certain key components for our digital communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products, including products manufactured for Lake, through third-party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future.

     Our reliance on third party manufacturers and OEM partners involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Our business may be harmed by any delay in delivery or any shortage of supply of components or finished goods from a supplier caused by any number of factors, including but not limited to the acquisition of the vendor by another company (which has recently occurred with one of our primary suppliers). Our business may also be harmed if we are unable to develop alternative or additional supply sources as necessary. To date, we have been able to obtain supplies of components and products in a timely manner even though we do not have long-term supply contracts with any of our contract manufacturers. However, we cannot assure you we will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing or delivery terms in the future.

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

     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Technologies to implement a comprehensive corporate compliance program. The penalties and fines described above were paid during the first quarter of 2005.

     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that Technologies was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2004 relating to Technologies’ participation in the E-Rate program were not significant.

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

     During the past year, Inter-Tel has been in the process of establishing a new dealer relationship in South Africa and launched that relationship in 2005. It is possible that this business many not materialize as soon as expected and may require additional support expenses to reach the expected revenue levels.

     In December 2004, we wrote off our Japan operations. As a result, Inter-Tel assigned selected assets and the customer base of the Inter-Tel Japan direct sales office to a new dealer in Japan that will sell and support Inter-Tel products to our Japan customers. We may continue to incur expenses related to the winding down of our direct presence over the next few quarters.

     The Lake acquisition closed in March 2005. Among other acquisition-related risks, we face risks of deterioration of international sales during the integration process, loss of key customers or that projected growth could be delayed or may not materialize at all.

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

     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements of developments relating to our business;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or sales of stock by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors, including product delays;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	the impact of the E-Rate settlement and possible FCC debarment, which could affect both our government business and our commercial business.

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances;

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

Our Chairman of the Board of Directors, CEO and President controls 19.4% of our Common Stock and is able to significantly influence matters requiring shareholder approval.

     As of March 31, 2005, Steven G. Mihaylo, Inter-Tel’s Chairman of the Board of Directors, Chief Executive Officer and President, beneficially owned approximately 19.4% of the existing outstanding shares of the common stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.

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

     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the financial statements based on their fair values beginning with the Company’s fiscal year beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

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

We Are Exposed To Increased Costs And Risks Associated With Compliance With Changing Laws, Regulations And Standards In General, and Specifically With Increased And New Regulation Of Corporate Governance And Disclosure Standards.

     We are spending an increased amount of management time and external resources to comply with existing and changing laws, regulations and standards in general, and specifically relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB and Nasdaq Stock Market rules, as well as commercial dealings with other government entities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and by our independent auditors. We have completed our documentation and testing of our internal control systems and procedures for 2004. This process required us to hire additional personnel and use outside advisory services and resulted in additional accounting and legal expenses. The results of the documentation and testing for 2004 indicate that we currently have adequate internal controls over financial reporting; however, if in the future our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of Inter-Tel may be adversely affected and could cause a decline in the market price or our stock. Failure to comply with other existing and changing laws, regulations and standards could also adversely affect the Company.

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

     The Company also maintains short-term and long-term investments. Those investments that are classified as available for sale have been recorded at fair value, which approximates cost. Those investments that are classified as held-to-maturity have been recorded at cost and amortized to face value. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities, federal agency issues and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-four (34) years. The long-term investments consist of federal agency issues. Both the short-term and long-term instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of the majority of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.

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

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Except as discussed in the following paragraph, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective to give reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

On February 28, 2005, the Company completed the acquisition of Lake. The recorded cost of the acquisition including capitalized transaction costs was $28.7 million. Net revenues from the Lake subsidiary included in the consolidated net income for the quarter were $2.6 million. See Note C to the Condensed Consolidated Financial Statements for further discussion of this acquisition. We have not completed our evaluation of the design and operation of the disclosure controls and procedures for this consolidated subsidiary as of March 31, 2005. We expect to complete such evaluation prior to the end of 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Board Authorization to Repurchase up to $75 Million of Inter-Tel Stock. On February 15, 2005, Inter-Tel announced that its Board of Directors approved a stock repurchase program, with no stated expiration date, in which Inter-Tel may purchase up to $75 million of its Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. While the Company has made and intends to continue to make repurchases in subsequent periods, no Common Stock was repurchased pursuant to the Plan during the Company’s first fiscal quarter of 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—Not Applicable

ITEM 5. OTHER INFORMATION — Not Applicable

ITEM 6. EXHIBITS:

Exhibit 10:	Share Purchase Agreement, signed February 28, 2005

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL, INCORPORATED

May 10, 2005	/s/ Steven G. Mihaylo

Steven G. Mihaylo
Chairman of the Board, Chief Executive Officer and President

May 10, 2005	/s/ Kurt R. Kneip

Kurt R. Kneip
Senior Vice President and Chief Financial Officer