Form 10-Q
period 2005-06-30
INTER TEL INC
filed 2005-08-09
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
June 30, 2005	0-10211
INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994
1615 S. 52nd Street
Tempe, Arizona 85281
(480) 449-8900

Title of Class	Outstanding as of June 30, 2005

Common Stock, no par value	26,078,154
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share amounts)	2005	2004
	(Unaudited)	(Note A)

ASSETS
CURRENT ASSETS
Cash and equivalents	$94,018	$152,330
Short-term investments	62,799	52,644

TOTAL CASH AND SHORT-TERM INVESTMENTS	156,817	204,974

Accounts receivable, net of allowances of $9,016 in 2005 and $9,921 in 2004	43,897	45,176
Inventories	19,696	16,055
Net investment in sales-leases, net of allowances of $974 in 2005 and $886 in 2004	19,407	17,151
Income taxes receivable	2,208	4,017
Deferred income taxes	12,653	9,905
Prepaid expenses and other assets	8,954	7,194

TOTAL CURRENT ASSETS	263,632	304,472

LONG-TERM INVESTMENTS	—	9,900
PROPERTY, PLANT & EQUIPMENT	28,423	27,840
GOODWILL	26,549	19,890
PURCHASED INTANGIBLE ASSETS	25,997	10,987
NET INVESTMENT IN SALES-LEASES, net of allowances of $2,019 in 2005 and $1,810 in 2004	36,559	33,877

TOTAL ASSETS	$381,160	$406,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$35,380	$30,801
Other current liabilities	45,083	52,196

TOTAL CURRENT LIABILITIES	80,463	82,997

DEFERRED TAX LIABILITY	66,700	65,234
LEASE RECOURSE LIABILITY	13,532	12,241
OTHER LIABILITIES	6,964	7,063

SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued–27,161,823 shares; outstanding–26,078,154 at June 30, 2005 and 26,125,799 shares at December 31, 2004	120,071	116,598
Retained earnings	110,873	134,455
Accumulated other comprehensive income	399	924

	231,343	251,977
Less: Treasury stock at cost – 1,083,669 shares at June 30, 2005 and 1,036,024 shares at December 31, 2004	(17,842)	(12,546)

TOTAL SHAREHOLDERS’ EQUITY	213,501	239,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$381,160	$406,966

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except	Three Months		Six Months
per share amounts)	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

NET SALES
Telecommunications systems, software and related	$101,647	$90,666	$194,306	$176,715
Resale of local, long distance and network services	13,905	12,242	26,953	24,224

TOTAL NET SALES	115,552	102,908	221,259	200,939

COST OF SALES
Telecommunications systems, software and related	46,904	41,138	90,301	80,013
Resale of local, long distance and network services	8,316	7,471	16,572	14,529

TOTAL COST OF SALES	55,220	48,609	106,873	94,542

GROSS PROFIT	60,332	54,299	114,386	106,397

Research and development	8,713	7,144	17,168	13,179
Selling, general and administrative	40,252	34,337	78,975	69,341
Amortization of purchased intangible assets	1,122	436	1,884	881
Write-off of in-process research and development costs	—	—	2,600	—

	50,087	41,917	100,627	83,401

OPERATING INCOME	10,245	12,382	13,759	22,996

Interest and other income	920	570	1,867	1,076
Foreign currency transaction gains (losses)	88	(113)	141	(274)
Interest expense	(23)	(42)	(46)	(88)

INCOME BEFORE INCOME TAXES	11,230	12,797	15,721	23,710
INCOME TAXES	4,237	4,680	6,793	8,773

NET INCOME	$6,993	$8,117	$8,928	$14,937

NET INCOME PER SHARE — BASIC	$0.27	$0.32	$0.34	$0.58
NET INCOME PER SHARE — DILUTED	$0.26	$0.30	$0.33	$0.55

DIVIDENDS PER SHARE	$0.08	$0.06	$1.16	$0.12

Average number of common shares outstanding — Basic	26,301	25,715	26,337	25,629

Average number of common shares outstanding — Diluted	27,069	27,262	27,429	27,306

     See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months
	Ended June 30,
	2005	2004

OPERATING ACTIVITIES
Net income	$8,928	$14,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	4,712	3,976
Amortization of patents included in R&D expenses	111	111
Amortization of purchased intangible assets	1,884	881
Purchased in-process research and development	2,600	—
Provision for losses on receivables	846	1,050
Provision for losses on leases	1,814	1,795
Provision for inventory valuation	464	258
Decrease in other liabilities	(442)	(1,786)
Loss on sale of property and equipment	22	3
Deferred income taxes	218	7,010
E-Rate settlement	(8,461)	—
Changes in operating assets and liabilities	(640)	(1,435)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,056	26,800

INVESTING ACTIVITIES
Purchases of available for sale short-term investments	(20,578)	(36,827)
Maturities and sales of available for sale investments	19,498	49,831
Purchases of held-to-maturity investments	—	(12,730)
Maturities and sales of held-to-maturity investments	825	—
Additions to property, plant and equipment	(4,267)	(4,066)
Proceeds from disposal of property, plant and equipment	16	21
Cash used in acquisitions	(27,765)	(100)

NET CASH USED IN INVESTING ACTIVITIES	(32,271)	(3,871)

FINANCING ACTIVITIES
Cash dividends paid	(30,674)	(3,064)
Treasury stock purchases	(13,777)	—
Payments on term debt	(23)	(28)
Proceeds from stock issued under the Employee Stock Purchase Plan	582	500
Proceeds from exercise of stock options	6,320	4,433

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(37,572)	1,841

EFFECT OF EXCHANGE RATE CHANGES	(525)	167

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(58,312)	24,937
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	152,330	115,197

CASH AND EQUIVALENTS AT END OF PERIOD	$94,018	$140,134

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
     We do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the stock on the effective date of grant. At June 30, 2005, the Company has four stock-based employee and director incentive plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

(In thousands, except	Three Months Ended		Six Months Ended
per share amounts)	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$6,993	$8,117	$8,928	$14,937
Deduct: total stock-based compensation expense, determined under fair value based method for all awards, net of tax	(6,518)	(837)	(7,243)	(1,620)

Pro forma net income	$475	$7,280	$1,685	$13,317

Earnings per share of common stock:
Basic – as reported	$0.27	$0.32	$0.34	$0.58

(In thousands, except	Three Months Ended		Six Months Ended
per share amounts)	June 30,		June 30,
	2005	2004	2005	2004
Basic – pro forma	$0.02	$0.28	$0.06	$0.52
Diluted – as reported	$0.26	$0.30	$0.33	$0.55
Diluted – pro forma	$0.02	$0.27	$0.06	$0.49

     Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of our stock options. The option pricing model utilized the following weighted average assumptions for 2005 and 2004: risk free interest rates of 3.75% for 2005 and 3.31% for 2004; dividend yields of 1.52% for 2005 and 0.82% for 2004; volatility factors of the expected market price of our stock averaged 0.413 for 2005 and 0.485 for 2004. Employee stock options granted through June 30, 2005 vest over three to five year periods and director options vest at the end of six months from the grant date.
     On April 26, 2005, the Compensation Committee of the Board of Directors of Inter-Tel, with the approval of the board of directors, approved the acceleration of the vesting of certain unvested stock options previously granted to employees under the Company’s 1994 Long Term Incentive Plan, 1997 Long Term Incentive Plan and the Acquisition Stock Option Plan. With the exception of any options granted to all Directors and Named Executive Officers, all unvested options with exercise prices greater than the closing price as of the close of the Nasdaq stock market on May 3, 2005 ($19.13) became exercisable in full. Such options would otherwise have vested from time to time over the next five years. Approximately 617,000 options were accelerated at grant prices ranging from $19.16 to $31.58. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and number of shares subject to the accelerated options, were unchanged. The stock option agreements with respect to the options will be amended accordingly. This acceleration of the vesting provision increased the stock based compensation expense and decreased the pro forma net income shown in the table above by $5.4 million for the quarter and six months ended June 30, 2005.
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
Contingencies
     We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at June 30, 2005, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which, among other things, required Technologies to implement a comprehensive corporate compliance program. The penalties and fines described above were paid during the first quarter of 2005.
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
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel recently made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We are in the process of reviewing our compliance and taking appropriate corrective measures with respect to these potential variances, and have accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate. The total sales potentially subject to the GSA agreements were approximately $7.2 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006. There can be no assurance that the contract will be renewed at that time. Further, there can be no assurance that the existence or disclosure of our noncompliance will not cause additional competitive or other harm to the Company.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except	June 30,		June 30,
per share amounts)	2005	2004	2005	2004

Numerator: Net income	$6,993	$8,117	$8,928	$14,937

Denominator:
Denominator for basic earnings per share – weighted average shares	26,301	25,715	26,337	25,629
Effect of dilutive securities:
Employee and director stock options	768	1,547	1,092	1,677

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	27,069	27,262	27,429	27,306

Basic earnings per share	$0.27	$0.32	$0.34	$0.58
Diluted earnings per share	$0.26	$0.30	$0.33	$0.55

Options excluded from diluted net earnings per share calculations (1)	669,100	189,500	252,000	64,000

(1) At June 30, 2005 and 2004, options to purchase shares of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive.
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
     New Technology Investments in 2004. In October 2004, the Company acquired certain assets and assumed certain liabilities of Converging Technologies, Inc. The acquired assets primarily include Web-based conferencing solutions, notably Linktivity® software. Tangible assets acquired, liabilities assumed and purchased intangibles (all technology related) acquired were $0.5 million, $0.3 million and $3.2 million, respectively. The purchased intangible is being amortized over five years. During the second quarter of 2005, additional payments totaling $400,000 were accrued and paid to the seller as a result of milestones being achieved. As of June 30, 2005, there is $600,000 of potential additional earnout payments that could ultimately be payable to the seller if certain milestones are accomplished, which have not been accrued as they are not yet probable. Also in October 2004, the Company obtained a license of intellectual property from eDial, a division of Alcatel USA Marketing, Inc. for a total price of $1.0 million. The eDial intangible is being amortized over five years.
     Technology Investment in 2003. In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity would perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity could also earn bonus payments totaling up to $1,000,000 for meeting certain development milestones. Milestone bonuses totaling $750,000 for the year ended December 31, 2004 were achieved and expensed as research and development costs. Technological feasibility of the underlying technology has not yet been achieved to provide for viable product sales. During the quarter ended June 30, 2004, development costs and milestone bonuses totaling $541,000 have been expensed or paid related to this arrangement. During the six months ended June 30, 2004, development costs and milestone bonuses totaling $1,050,000 have been expensed or paid related to this arrangement. During the quarter and six-month period ended June 30, 2005, no additional amounts have been expensed or paid related to this arrangement. As of June 30, 2005, the remaining milestone bonus of $250,000 is dependent on future events and is not considered to be probable or reasonably estimable.
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
     The weighted-average amortization period for total purchased intangibles as of June 30, 2005 and December 31, 2004 was approximately 7.45 years and 6.8 years for each period, respectively. The weighted-average amortization period as of June 30, 2005 and December 31, 2004 for developed technology was approximately 7.23 and 7.0 years for each period, respectively, and 7.74 and 5.0 years respectively for customer lists and non-compete agreements.
     Each of the acquisitions discussed above were not material business acquisitions either individually or collectively and each has been accounted for using the purchase method of accounting. The results of operations of each of these acquisitions have been included in our accompanying consolidated statements of operations from the date of the acquisitions.
Executone Restructuring Charge. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly through June 30, 2005.
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
     The total restructuring charge from this event totaled $50.9 million. The following table summarizes details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through June 30, 2005. Activity represents payments made or amounts written off.

			Activity		Reserve
	Cash/	Restructuring	Through	2005	Balance
Description	Non-Cash	Charge	2004	Activity	At 6/30/05

Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,583	$—	$—
Other plant closure costs	Cash	(230)	230	—	—

Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	7,436	8	—
Other contractual obligations	Cash	(1,700)	1,700	—	—

Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—
Accounts receivable	Non-Cash	(1,685)	1,685	—	—
Fixed assets	Non-Cash	(3,151)	3,034	3	114
Net intangible assets	Non-Cash	(29,184)	29,184	—	—

Total		$(50,916)	$50,791	$11	$114

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
     For the quarters and six month periods ended June 30, 2005 and 2004, we generated income from business segments as follows:

	Three Months Ended June 30, 2005
		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$101,647	$13,905	$115,552
Gross profit	54,743	5,589	60,332
Operating income	7,909	2,336	10,245
Interest and other income	883	37	920
Foreign currency transaction gains	88	—	88
Interest expense	(19)	(4)	(23)
Net income	$5,487	$1,506	$6,993
Net income per diluted share (1)	$0.20	$0.06	$0.26
Weighted average diluted shares (1)	27,069	27,069	27,069
Goodwill	$24,414	$2,135	$26,549
Total assets	370,467	10,693	381,160
Depreciation and amortization	$3,616	$22	$3,638

	Three Months Ended June 30, 2004
		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$90,666	$12,242	$102,908
Gross profit	49,528	4,771	54,299
Operating income	10,332	2,050	12,382
Interest and other income	526	44	570
Foreign currency transaction losses	(113)	—	(113)
Interest expense	(42)	—	(42)
Net income	$6,800	$1,317	$8,117
Net income per diluted share (1)	$0.25	$0.05	$0.30
Weighted average diluted shares (1)	27,262	27,262	27,262
Goodwill	$15,726	$2,135	$17,861
Total assets	359,388	20,126	379,514
Depreciation and amortization	$2,578	$8	$2,586

	Six Months Ended June 30, 2005
		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$194,306	$26,953	$221,259
Gross profit	104,005	10,381	114,386
In-process research and development	2,600	—	2,600
Operating income	9,677	4,082	13,759
Interest and other income	1,789	78	1,867
Foreign currency transaction gains	141	—	141
Interest expense	(42)	(4)	(46)
Net income	$6,272	$2,656	$8,928
Net income per diluted share (1)	$0.23	$0.10	$0.33
Weighted average diluted shares (1)	27,429	27,429	27,429
Goodwill	$24,414	$2,135	$26,549
Total assets	370,467	10,693	381,160
Depreciation and amortization	$6,677	$30	$6,707

	Six Months Ended June 30, 2004
		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$176,715	$24,224	$200,939
Gross profit	96,702	9,695	106,397
Operating income	18,774	4,222	22,996
Interest and other income	976	100	1,076
Foreign currency transaction losses	(274)	—	(274)
Interest expense	(87)	(1)	(88)
Net income	$12,215	$2,722	$14,937
Net income per diluted share (1)	$0.45	$0.10	$0.55
Weighted average diluted shares (1)	27,306	27,306	27,306
Goodwill	$15,726	$2,135	$17,861
Total assets	359,388	20,126	379,514
Depreciation and amortization	$4,945	$22	$4,967

(1) Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.
Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $104.6 million, or 90.5% of total revenues, and $99.7 million, or 96.8% of total revenues for the three months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005 and 2004, revenues from customers located internationally accounted for 7.7% and 3.2% of total revenues, respectively. Refer to the tables below for additional geographical revenue data.

	Quarter Ended June 30, 2005		Quarter Ended June 30, 2004
Source of net sales	$	%	$	%

Domestic	$104,566	90.5%	$99,662	96.8%
Lake Communications	7,907	6.8%	—	—%
Other International	3,079	2.7%	3,246	3.2%

Total net sales	$115,552	100.0%	$102,908	100.0%

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
Source of net sales	$	%	$	%

Domestic	$204,319	92.3%	$194,443	96.8%
Lake Communications	10,497	4.7%	—	—%
Other International	6,443	2.9%	6,496	3.2%

Total net sales	$221,259	100.0%	$200,939	100.0%

     2005 revenue percentages from foreign sources primarily increased as a result of our acquisition of Lake in March 2005. Lake is based in Dublin, Ireland with majority of its sales made to the United Kingdom, Australia, other European countries, and South Africa. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel UK and Swan Solutions. These other international offices sell predominantly into the United Kingdom and other European countries. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income.
     Our applicable long-lived assets at June 30, 2005, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $55.3 million and the amount in foreign countries was $25.7 million at June 30, 2005. At December 31, 2004, the net amount located in the United States was $56.1 million and the amount in foreign countries was $2.6 million. The increase in foreign assets relates to the acquisition of Lake.
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

	June 30,	December 31,
(in thousands)	2005	2004

Lease balances included in consolidated accounts receivable, net of allowances of $1,044 in 2005, and $1,177 in 2004	$6,033	$6,390

Net investment in Sales-Leases:
Current portion, net of allowances of $974 in 2005, and $886 in 2004	19,407	17,151
Long-term portion, includes residual amounts of $713 in 2005 and, $510 in 2004, net of allowances of $2,019 in 2005, and $1,810 in 2004	36,559	33,877

Total investment in Sales-Leases, net of allowances of $4,037 in 2005, and $3,873 in 2004	61,999	57,418

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $13,532 in 2005, and $12,241 in 2004	244,988	229,163

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$306,987	$286,581

Total allowances for entire lease portfolio (including limited recourse liabilities)	$17,569	$16,114

     Reserve levels are established based on portfolio size, loss experience, levels of past due accounts and periodic, detailed reviews of the portfolio. Recourse on the sold rental payments is contractually limited to a percentage of the net credit losses in a given annual period as compared to the beginning portfolio balance for a specific portfolio of sold leases. While our recourse is limited, we maintain reserves at a level that we believe are sufficient to cover all anticipated credit losses. The aggregate reserve for uncollectible lease payments and recourse liability represents the reserve for the entire lease portfolio.
     These reserves are either netted against consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

	Six Months Ended	Year Ended
(In thousands)	June 30, 2005	December 31, 2004

Sales of rental payments	$60,640	$113,172
Sold payments remaining unbilled at end of period	258,520	241,404
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
During 2005, the Company has entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of June 30, 2005, the Company has one outstanding agreement in place to sell cash flow streams with a present value of $25.0 million in December 2005 at an interest rate to the financial institution of 6.05 percent. Should interest rates decrease substantially, the Company has the option to pay $500,000 to the financial institution to cancel the commitment.

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
     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of June 30, 2005, we had fifty-nine (59) direct sales offices in the United States and a network of hundreds of dealers and VARs, primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in South Africa and Japan. We also maintain research and development and software sales offices in Tucson, Arizona and in the United Kingdom. As a result of the closing of the Lake acquisition identified below, we also maintain a wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.
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
     Inter-Tel recognizes revenue from the following significant sources of revenue:
•	End-user sales and sales-type leases through our direct sales offices and government and national accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.

•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped to the dealers and VARs and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). However, in connection with our recent Lake acquisition, shipments to one international dealer are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the inventory is sold to third parties, at which time the revenue is recorded.

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Software Sales. We recognize revenues from sales of software, such as our new Linktivity products discussed above upon shipment to dealers or end-users.

•	Maintenance and software support. Maintenance and software support revenue is recognized ratably over the term of the maintenance or support agreement.
     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, materials and service overhead. Total costs of goods and services sold increased 13.6%, or $6.6 million, to $55.2 million for the quarter ended June 30, 2005, compared to $48.6 million for the corresponding period in 2004. Our consolidated gross margin percentage was 52.2% in the second quarter of 2005 compared to 52.8% in the second quarter of 2004. The increase in the dollar amount of the cost of goods sold was primarily attributable to the higher volume of net sales, resulting in part from the Lake acquisition in March of 2005. However, the decrease in gross margin percentage in 2005 compared to 2004 was principally attributable to lower margins on the Lake revenues, significant pricing pressures and product discounts, in particular for larger transactions, offset in part, by the effect of higher recurring revenues from existing customers. The gross margin percentage was also lower as a result of the effects of accruals for GSA pricing issues as discussed in Note A of notes to the Condensed Consolidated Financial Statements. Other factors affecting both the increases in costs of goods sold and reductions in overall gross margin percentage are described in greater detail in “Results of Operations” below.
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
     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. Net sales from the second quarter of 2005 followed this historical pattern, as sales increased compared to the first quarter of 2005, and we do not anticipate a significant change in the historical trend.
     Cash Flows. At June 30, 2005, Inter-Tel’s cash and short-term investments totaled $156.8 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2006 and ordinarily used to support international letters of credit to suppliers, if necessary. As of June 30, 2005, none of the credit line was used. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund quarterly dividends to shareholders, to repurchase shares of the

Company’s common stock pursuant to a Board approved repurchase program and to provide adequate working capital for the foreseeable future. In February 2005, the Board approved the repurchase of up to $75 million of the Company’s common stock. As of June 30, 2005, we have expended $13.8 million to repurchase 716,500 shares under this plan. The Company stock repurchases in the second quarter were funded primarily by existing cash balances.
     Our consolidated net sales for the quarters ended June 30, 2005 and 2004 were $115.6 million and $102.9 million, respectively. The 12.3% increase in revenue in the second quarter of 2005 compared to the second quarter of 2004 was primarily attributable to acquisitions completed in the second half of 2004 and the Lake acquisition in March 2005 (as the sales from these acquired entities were not included in the 2004 second quarter results), as well as higher net sales in our core business, including our local, long distance resale, network services and direct sale (including lease financing) divisions. We cannot provide assurance that the recent increase in revenue will continue in the future, as we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future. In addition, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including voice over Internet Protocol (VoIP) systems, and this uncertainty may cause some organizations to delay making investments in new systems.
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
     The markets in which we compete have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, the Inter-Tel 5000 Network Communications Solutions, our Axxess system, including adding new applications, enhancing our IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, developing Session Initiation Protocol (SIP) applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of converged systems and software, including the Inter-Tel 5000 Network Communications Solutions, Session Initiation Protocol (SIP) interfaces and applications, new converged systems and features from the Lake organization, as well as the development of a new line of multi-protocol SIP IP endpoints. In addition, in October 2004, we acquired selected assets and assumed certain liabilities of Linktivity, which develops Web-based conferencing solutions, notably Linktivity® software, and announced an agreement to license certain intellectual property from eDial. These solutions are designed to provide real-time communications and remote control software to enable instantaneous, browser-to-browser Web conferencing and help desk support solutions. We intend to further develop this technology and integrate the applications and solutions into our product offerings.
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

Results of Operations
     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2005	2004	2005	2004

NET SALES
Telecommunications systems, software and related	88.0%	88.1%	87.8%	87.9%
Resale of local, long distance and network services	12.0	11.9	12.2	12.1

TOTAL NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES
Telecommunications systems, software and related	40.6	40.0	40.8	39.8
Resale of local, long distance and network services	7.2	7.3	7.5	7.2

TOTAL COST OF SALES	47.8	47.2	48.3	47.1

GROSS PROFIT	52.2	52.8	51.7	52.9

Research and development	7.5	6.9	7.8	6.6
Selling, general and administrative	34.8	33.4	35.7	34.5
Amortization of intangibles	1.0	0.4	0.9	0.4
Write-off of in-process research and development costs	—	—	1.2	0.0

OPERATING INCOME	8.9	12.0	6.2	11.4

Interest and other income	0.8	0.6	0.8	0.5
Foreign currency transaction gains (losses)	0.1	(0.1)	0.1	(0.1)
Interest expense	0.0	(0.0)	0.0	(0.0)

INCOME BEFORE INCOME TAXES	9.7	12.4	7.1	11.8

INCOME TAXES	3.7	4.5	3.1	4.4

NET INCOME	6.1%	7.9%	4.0%	7.4%

     Net Sales. Net sales increased 12.3%, or $12.6 million, to $115.6 million in the second quarter of 2005 from $102.9 million in the second quarter of 2004. Net sales increased 10.1%, or $20.3 million, to $221.3 million in the first six months of 2005 from $200.9 million in the first six months of 2004. Excluding the Lake acquisition in the first quarter of 2005, non-GAAP net sales increased 4.6%, or $4.7 million, for the second quarter of 2005 compared to net sales for the corresponding prior year period. Sales from our direct sales offices (including revenues from lease financing) increased 7.5%, or $4.1 million, in the second quarter of 2005, and 6.3%, or $6.9 million, in the first six months of 2005 compared to the corresponding periods in 2004. Sales attributable to our dealer network decreased by 2.8%, or $0.7 million, in the second quarter of 2005, and 0.6%, or $0.3 million, in the first six months of 2005 compared to the corresponding periods in 2004. Sales from our local and long distance resale and network services division increased by 13.6%, or $1.7, million in the second quarter of 2005 and 11.3%, or $2.7 million, in the first six months of 2005 compared to the corresponding periods in 2004. Sales from our DataNet division decreased 2.3%, or $0.1 million, in the second quarter of 2005 and increased 9.3%, or $0.6 million, for the first six months of 2005, compared to the corresponding periods in 2004. Sales from our government and national accounts division decreased 2.7%, or $0.1 million, in the second quarter of 2005 and 0.8%, or $0.1 million, for the first six months of 2005, compared to the corresponding periods in 2004. International revenues excluding the Lake acquisition decreased by 5.1%, or $0.2 million, in the second quarter of 2005 and 0.8%, or $0.1 million, for the first six months of 2005 compared to the corresponding periods in 2004. Lake sales totaled $7.9 million in the second quarter of 2005 and $10.5 million for the six months ended June 30, 2005.

     The increase in net sales for the second quarter and first six months of 2005 compared to the corresponding period in 2004 from our direct sales offices was primarily attributable to acquisitions completed in the second half of 2004, offset in part by continued competitive pricing pressures which led to discounting and some delayed buying decisions during the first six months. We believe that the announcement of the E-Rate settlement also resulted in some deferred or lost sales. The increases in net sales were also a result of higher volumes of systems sold. In some instances, prices of various telecommunications systems decreased, and discounts or other promotions were offered to customers to generate sales in both our direct and indirect channels. Recurring revenues from existing customers increased on a percentage basis and dollar volume relative to sales to new customers in our direct sales channel during the second quarter and first six months of 2005.
     Sales from our local, long distance resale and network services divisions (NetSolutions® and Network Services Agency) increased in the second quarter and first six months of 2005 as compared to the corresponding periods in 2004. Sales from NetSolutions® increased 10.8%, or $1.2 million, to $12.7 million in the second quarter of 2005, compared to $11.4 million in the corresponding period in 2004 and increased 8.9%, or $2.0 million to $24.7 million in the first six months of 2005 despite downward pricing pressure and significant competition. Increased sales volume has allowed NetSolutions ® to offer more competitive pricing, which improved sales to our existing customer base. Net sales from Network Services Agency, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s and CLEC’s, increased $0.4 million, to $1.2 million in the quarter ended June 30, 2005 compared to $0.8 million in the corresponding period in 2004 and increased $0.7 million to $2.3 million in the first six months of 2005 compared to $1.6 million in the corresponding period in 2005. Sales decreased slightly in DataNet in the second quarter of 2005 but increased in the first six months of 2005 compared to the corresponding periods in 2004 primarily due to additional sales to a few customers. See Note D of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.
     Gross Profit. Gross profit for the second quarter of 2005 increased 11.1% to $60.3 million, or 52.2% of net sales, from $54.3 million, or 52.8% of net sales, in the second quarter of 2004. Gross profit for the first six months of 2005 increased 7.5% to $114.4 million, or 51.7% of net sales, from $106.4 million, or 52.9% of net sales, in the corresponding period of 2004. The increase in gross profit dollars in the second quarter of 2005 resulted primarily from a higher volume of consolidated net sales. The decrease in gross profit as a percentage of sales was primarily a result of lower margins on Lake revenues and industry pricing pressures, leading to discounting and special promotions on telephone system sales and the effects of accruals for GSA pricing issues as discussed in Note A of notes to the Condensed Consolidated Financial Statements. Increased sales from the resale of local and long distance services also had the effect of decreasing the consolidated gross profit percentage, as these revenues typically generate lower gross margins. Higher relative recurring revenues from existing customers partially offset the decreases in gross profit percentage.
     During the second quarter and first six months of 2005, recurring revenues increased in gross dollars and as a percentage of sales from existing customers in our direct sales, DataNet and national and government accounts channels increased from these same channels relative to the first six months of 2004. Existing customers accounted for a significant portion and higher relative component of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products, such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products, during the second quarter and first six months of 2005 compared to the same periods in 2004. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations.
     Sales from NetSolutions® increased by 10.8%, or $1.2 million, in the second quarter of 2005 as compared to the second quarter of 2004. Gross margins are generally lower in this division than our consolidated margins. Sales from Network Services Agency, increased 52.6%, or $0.4 million, for the second quarter of 2005 compared to the corresponding period in 2004. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of 88.5% during the second quarter of 2005. Accordingly, the increase in sales from this division offset in part our decrease in consolidated gross profit percentage.
     We cannot accurately predict future consolidated gross margins because of period-to-period variations in a number of factors, including among others, competitive pricing pressures, sales of systems, software and services through different distribution channels, supplier and agency agreements, and the mix of systems, software and services we sell.
     Research and Development. Research and development expenses for the second quarter of 2005 increased 22.0% to $8.7 million, or 7.5% of net sales, from $7.1 million, or 6.9% of net sales, for the second quarter of 2004. Included in research and development expenses in both the second quarter of 2005 and the second quarter of 2004 was amortization of patents totaling $55,000 in each period. Research and development expenses for the six months ended June 30, 2005 increased 30.3% to $17.2 million from $13.2 million for the corresponding period in 2004. The increase in research and development expenses for the second quarter and six months ended June 30, 2005 was primarily attributable to the Lake and Linktivity acquisitions. Costs incurred in connection with our development of convergence applications and new SIP and IP endpoint technology were also a factor in this increase. In the second quarter ended June 30, 2005, research and development expenses were directed principally toward the continued development of converged systems and software, including the Inter-Tel 5000, DEI hardware, unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications and SIP applications. Through 2005, we expect that research and development expenses will increase in absolute dollars and as a percentage of net sales relative to 2004 due primarily to research and development costs from the acquired Lake and Linktivity operations, and our efforts to continue to develop and enhance existing and new technologies and products.
     Selling, general and administrative. In the second quarter of 2005, selling, general and administrative expenses increased 17.2% to $40.3 million, or 34.8% of net sales, from $34.3 million, or 33.4% of net sales, in the second quarter of 2004. For the six months ended June 30, 2005 selling, general and administrative expenses increased 13.9% to $79 million, or 35.7% of net sales, from $69.3 million or 34.5% of net sales, compared to the corresponding period in 2004. The increases were primarily attributable to higher net sales volume and higher costs associated with our Lake acquisition in March 2005, additional costs associated with our Linktivity acquisition in October 2004 as well as the establishment of new direct sales offices. In addition, we accrued costs related to the GSA pricing and trade agreement matters discussed in greater detail in Note A of Notes to the Condensed Consolidated Financial Statements. We also incurred additional marketing expenses related to the introduction and launch of new products, including our new Inter-Tel 5000 platform. The increase in SG&A was also attributable in part to additional legal costs incurred and to implement and maintain a more comprehensive corporate compliance program in connection with our E-Rate settlement. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.
     Amortization of purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of June 30, 2005, no impairment of goodwill has been recognized in 2005. We face the risk that future goodwill impairment tests may result in charges to earnings.
     Amortization of purchased intangible assets included in operating expenses was $1.1 million in the second quarter of 2005, compared to $436,000 in the second quarter of 2004. In addition, $55,000 of amortization was included in research and development expenses for the second quarter of 2005 and the second quarter of 2004. Amortization of purchased intangible assets included in operating expenses was $1.9 million in the six months ended June 30, 2005, compared to $881,000 for the same period in 2004. In addition, $111,000 of amortization was included in research and development expenses for the first six months of 2005 and 2004. The increase in the amortization of purchased intangible assets for the second quarter and first six months of fiscal 2005 compared to the same periods in 2004 was primarily related to the additional amortization from recent acquisitions, primarily the Lake and Linktivity acquisitions. For additional information regarding purchased intangible assets, see Note C “Acquisitions, Technology Investments and Restructuring Charges” to the Condensed Consolidated Financial Statements.
     Write-off of in-process research and development (IPRD) costs. During the first quarter of 2005, Inter-Tel completed the acquisition of Lake (see NOTE C). The aggregate purchase price of the Lake acquisition was allocated to the fair value of the assets and liabilities acquired, of which $2.6 million, or $0.09 per diluted share, was written-off as purchased IPRD. Without this write-off, the Company would have reported non-GAAP net income of $11.5 million ($0.42 per diluted share) for the six months ended June 30, 2005 instead of the $8.9 million ($0.33 per diluted share) reported.
     Interest and Other Income. Interest and other income in 2005 and 2004 consisted primarily of interest income and foreign currency transaction gains or losses. The net increase in interest and other income of $350,000 in the second quarter of 2005 compared to the corresponding period in 2004 was due primarily to higher levels of invested funds, as well as higher interest rates. Foreign currency transaction gains in the first six months of 2005 were $141,000 compared to losses of $274,000 in the first six months of 2004. Interest expense was relatively nominal in both periods, totaling $46,000 in the first six months of 2005 compared to $88,000 the first six months of 2004.
     Income Taxes. Inter-Tel’s income tax rate for the second quarter of 2005 was 37.7% compared to 36.6% for the second quarter of 2004, and 43.2% in the first six months of 2005 compared to 37.0% for the same period in 2004. The increase in the rate was primarily attributable to the write-off of in-process research and development costs in connection with our Lake acquisition and the accrual for non-deductible expenses anticipated in connection with GSA contract pricing and trade agreement issues discovered during the second quarter of 2005. Inter-Tel currently expects the full-year 2005 tax rate to be approximately 39.2%, subject to prospective changes in the tax laws or other factors. Excluding the acquisition of Lake, the non-GAAP pro forma full-year rate for 2005 is currently projected to be approximately 37.0%. The 2005 rate is subject to change based on the projected results of operations, including the Lake acquisition and other factors identified above.
     Net Income. Net income for the second quarter of 2005 was $7.0 million ($0.26 per diluted share), a decrease of 13.8% compared to net income of $8.1 million ($0.30 per diluted share) in the second quarter of 2004. Net income for the six months ended June 30,2005 was $8.9 million ($0.33 per diluted share), a decrease of 40.2% compared to net income of $14.9 million ($0.55 per diluted share) for the six months ending June 30, 2004.
     The decrease in net income for the first six months of 2005 compared to the corresponding period in 2004 was primarily attributable to the write-off of IPRD costs in connection with the Lake acquisition, lower gross margins as a result of competitive pressures, GSA price and trade agreement adjustments and product discounting, higher research and development expenses, higher selling, general and administrative expenses, and higher amortization expenses, offset in part by operating profits from higher relative net sales. Excluding the write-off of IPRD, the Company would have reported net income of $11.5 million ($0.42 per diluted share) for the six months ended June 30, 2005. Additional information regarding other items is described in further detail above.
Inflation/Currency Fluctuation
     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. Inter-Tel’s International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or may be moved to alternative sources. The expansion of international operations in the United Kingdom and Europe, and increased international sales, if any, as a result of the 2005 Lake acquisition could result in higher international sales as a percentage of total revenues; however, international revenues do not currently represent a significant portion of our total revenues.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
(In thousands)	2005	2004

Net cash provided by operating activities	$12,056	$26,800
Net cash used in investing activities	(32,271)	(3,871)
Net cash (used in) provided by financing activities	(37,572)	1,841
Effect of exchange rate changes	(525)	167

Increase (decrease) in cash and equivalents	(58,312)	24,937
Cash and equivalents at beginning of period	152,330	115,197

Cash and equivalents at end of period	$94,018	$140,134

     At June 30, 2005, cash and equivalents and short-term investments totaled $156.8 million, a decrease of approximately $48.2 million from the balance at December 31, 2004. The primary reasons for the decrease are the regular and special dividends paid, and cash used for acquisitions, common stock repurchases and the E-Rate settlement, each of which is discussed below. In addition, long-term investments in marketable debt securities were reduced to $0 at June 30, 2005, resulting in a decrease of $9.9 million from the balance at December 31, 2004. We maintain a $10 million unsecured, revolving line of credit with Bank One, NA that is available through June 1, 2006. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of June 30, 2005, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends, common stock repurchases and general corporate purposes.
     Net cash provided by operating activities totaled $12.1 million for the six months ended June 30, 2005, compared to $26.8 million for the corresponding period in 2004. Cash provided by operating activities in the first six months of 2005 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, purchased in process research and development charge, and provisions for losses on receivables and leases, offset primarily by cash expended for the E-Rate settlement of $8.5 million. Cash generated by the increase in deferred taxes in the first six months of 2005 totaled $218,000 compared to $7.0 million for the same period in 2004. Cash used in changes in operating assets and liabilities was $0.6 million in the first six months of 2005, compared to $1.4 million for the same period in 2004. Other factors for cash used in operating activities in the first six months of 2005 included increases in inventories and investments in sales leases, offset by decreases in accounts receivable and prepaid expenses and other assets. We expect to expand sales through our direct sales offices and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.
     Net cash used in investing activities totaled $32.3 million for the six months ended June 30, 2005, primarily in the form of $27.8 million used in acquisitions and $4.3 million used in capital expenditures, compared to $3.9 million used in investing activities for the six months ended June 30, 2004. Cash used to purchase available for sale investments totaled $20.6 million in the first six months of 2005, offset by $20.3 million in maturities and sales of available for sale and held-to-maturity investments. Cash used for capital expenditures and acquisitions totaled $4.1 million and $100,000, respectively, in the first six months of 2004. Cash generated from maturities and sales of available for sale and held-to-maturity investments totaled $49.8 million in the first six months of 2004, offset by cash used to purchase available for sale and held-to-maturity investments totaling $49.6 million.
     Net cash used in financing activities totaled $37.6 million for the six months ended June 30, 2005, compared to cash provided by financing activities of $1.8 million for the corresponding period in 2004. Net cash used for cash dividends, including a special $1 per share dividend, totaled $30.7 million in the first six months of 2005 compared to $3.1 million in the same period for 2004. During the second quarter of 2005, we expended $13.8 million to repurchase 716,500 shares of the Company’s common stock pursuant to a stock repurchase program under which the Board of Directors authorized the repurchase of up to $75 million of the Company’s common stock. The Company’s stock repurchases in the second quarter were funded primarily by existing cash balances. Net cash provided by proceeds from the exercise of stock options and Employee Purchase Plan (ESPP) shares totaled $6.9 million in the first six months of 2005 compared to $4.9 million in the same period for 2004. During the first six months of 2005 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a decrease to retained earnings of $1.6 million. During the first six months of 2004 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings of $0.8 million.
     We offer to our customers lease financing and other services, including our Total Solution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $258.5 million and $241.4 million remained unbilled at June 30, 2005 and December 31, 2004, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.
     During 2005, the Company has entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of June 30, 2005, the Company has one outstanding agreement in place to sell cash flow streams with a present value of $25.0 million in December 2005 at an interest rate to the financial institution of 6.05 percent. Should interest rates decrease substantially, the Company has the option to pay $500,000 to the financial institution to cancel the commitment.
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
     In addition, on January 21, 2005, Inter-Tel Technologies (Technologies) received notification from the Federal Communications Commission that Technologies was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2004 relating to Technologies’ participation in the E-Rate program were not significant.
     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel recently made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We are in the process of reviewing our compliance and taking appropriate corrective measures with respect to these potential variances, and have accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate. The total sales potentially subject to the GSA agreements were approximately $7.2 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006. There can be no assurance that the contract will be renewed at that time. Further, there can be no assurance that the existence or disclosure of our noncompliance will not cause additional competitive or other harm to the Company.
     We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund quarterly dividends to shareholders, to repurchase additional shares of the Company’s common stock pursuant to the Board-approved $75 million repurchase program, of which $61.2 million remains authorized, and to provide adequate working capital for the foreseeable future. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.
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
     Revenue Recognition. In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” The Company applies the provisions of SAB 104 to all revenue transactions. SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinded the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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
     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, increased from 5.32% at December 31, 2004 to 5.41% at June 30, 2005, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.
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

     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of June 30, 2005, Inter-Tel had gross goodwill of $31.6 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition through June 30, 2005 and five in 2004 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.
     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2004 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At June 30, 2005 and December 31, 2004, $24.5 million and $17.8 million, respectively, of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Resale of Local, Long Distance and Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2004, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices in determining that no impairment had occurred. This allocated market capitalization value far exceeded the net carrying value of the goodwill included in the financial statements. Therefore, the second step for potential impairment was unnecessary.
     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of June 30, 2005, Inter-Tel had gross purchased intangible assets of $36.1 million and accumulated amortization of $10.1 million.
     At June 30, 2005 and December 31, 2004, goodwill, net of accumulated amortization, totaled $26.5 million and $19.9 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $26.0 million at June 30, 2005 and $11.0 million at December 31, 2004. Accumulated amortization through June 30, 2005 was $15.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $10.1 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2004 was $13.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $8.1 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At June 30, 2005, our allowance for doubtful accounts for accounts receivable were $9.0 million of our $52.9 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at June 30, 2005, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company. Refer to Note A to the Condensed Consolidated Financial Statements for details of specific contingencies.
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
Risks Related to Our Business
Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.
     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:
•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact of the E-Rate settlement, possible FCC debarment, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the potential impact of new accounting pronouncements such as FAS 123R;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
     In addition, if the markets for computer-telephony applications, Internet Protocol network products, SIP products and applications, or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.
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
     Over the past 18 to 24 months, we have introduced a number of new products and platforms, including: Enterprise® Conferencing and Enterprise® Instant Messaging software, a SIP-based web and audio conferencing application; Inter-Tel Webconferencing and Inter-Tel Remote support (collaboration) solutions; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; ; the Inter-Tel 5000 Network Communications Platform; enhanced convergence features on the Axxess system, including support of standard Session Initiation Protocol (SIP) endpoints and trunk gateways; integrated web collaboration and video conferencing capabilities into our Unified Communicator application, and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, including the Axxess system, the Inter-Tel 5000 Network Communications products, the Unified Communicator and related computer-telephony products, the Linktivity collaboration technology, the Lake Communications converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.
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
     Our success depends in part upon protecting our proprietary technology. As of June 30, 2005, we held twenty-seven (27) U.S. patents for telecommunication and messaging products, systems and processes and had applied to the U.S. Patent and Trademark Office for fifteen (15) additional patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.
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
     Many of our competitors have large patent portfolios and we are subject to or could become subject to third party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to claims initiated by Avaya and Lucent, two of our primary competitors, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights or other intellectual property rights. We have viewed presentations from Avaya and Lucent alleging that our Axxess business communications system, associated applications and related 3rd party products that we distribute utilize inventions covered by certain of their patents. We have also made claims against Avaya for infringement of our patents. We are continuing the process of investigating these matters. The ultimate outcomes by their nature are uncertain and we cannot assure you that these matters, individually or collectively, would not have a material adverse impact on our financial position and future results of operations.
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
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-

Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Technologies to implement a comprehensive corporate compliance program. The penalties and fines described above were paid during the first quarter of 2005.
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
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel recently made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We are in the process of reviewing our compliance and taking appropriate corrective measures with respect to these potential variances, and have accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate. The total sales potentially subject to the GSA agreements were approximately $7.2 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006. There can be no assurance that the contract will be renewed at that time. Further, there can be no assurance that the existence or disclosure of our noncompliance will not cause additional competitive or other harm to the Company.
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
     The ability to operate our business in an evolving market requires an effective planning and management process. Our efforts to achieve growth in our business have placed, and are expected to continue to place, a significant strain on our personnel, management information systems, infrastructure and other resources. In addition, our ability to manage any potential future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. Furthermore, we expect we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, our operations could be adversely affected and our growth could be impaired.
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
We rely heavily upon third-party packaged software systems to manage and run our business processes, to provide certain products and services and to produce our financial statements. From time to time we upgrade these systems to ensure continuation of support and to expand the functionality of the systems to meet our business needs. The risks associated with the upgrade process include disruption of our business processes, which could harm our business.
     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, sales functions, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality, improve controls and address software bugs. Over time, older versions of the software become less supported or unsupported by our vendors for financial and other reasons and eventually become obsolete. Oracle, the primary supplier of our third-party applications, provides notice of the dates that Oracle will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without Oracle support. While Oracle and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straightforward as possible, we are subject to risks associated with the process, and in some cases we may choose to continue to utilize and maintain the unsupported third-party software using our own information systems personnel. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. There are risks associated with failing to apply necessary security upgrades intended to resolve vulnerabilities. While we strive to take necessary precautions and properly test security-related upgrades before applying these upgrades, we must weigh the risks of not applying the upgrade against the risks of vulnerabilities being exploited for malicious purposes by an outside entity. Should a security vulnerability be exploited, our systems could become unstable and/or data could be compromised, thereby adversely affecting our business. We expect to affect software upgrades in the future and cannot assure you these software upgrades or enhancements will operate as intended or be free from bugs or that we will be able to operate effectively using unsupported third-party software using our existing personnel and resources. If we are unable to successfully integrate new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.
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
Our CEO controls 19.9% of our Common Stock and is able to significantly influence matters requiring shareholder approval.
     Steven G. Mihaylo, Inter-Tel’s Chief Executive Officer and member of the Board of Directors, beneficially owned approximately 19.9% of the existing outstanding shares of the common stock of Inter-Tel as of June 30, 2005. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.
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
     We are spending an increased amount of management time and external resources to comply with existing and changing laws, regulations and standards in general, and specifically relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB and Nasdaq Stock Market rules, as well as commercial dealings with other government entities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and by our independent auditors. We completed our documentation and testing of our internal control systems and procedures as required for 2004 and continue to monitor our internal controls during 2005. This process required us to hire additional personnel and use outside advisory services and resulted in additional accounting and legal expenses. The results of the documentation and testing for

2004 indicated that we had adequate internal controls over financial reporting, and we believe that such controls have continued to be effective during 2005. However, if in the future our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of Inter-Tel may be adversely affected and could cause a decline in the market price or our stock. Failure to comply with other existing and changing laws, regulations and standards could also adversely affect the Company.
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
INVESTMENT PORTFOLIO. We do not use derivative financial instruments in our non-trading investment portfolio. Inter-Tel maintains a portfolio of highly liquid cash equivalents. Inter-Tel places its investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines.
     The Company also maintains short-term investments. Those investments that are classified as available for sale have been recorded at fair value, which approximates cost. Those investments that are classified as held-to-maturity have been recorded at cost and amortized to face value. Short-term investments include certificates of deposit, auction rate certificates, auction rate preferred securities, municipal preferred securities, federal agency issues and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-four (34) years. The investment instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of the majority of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.
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
On February 28, 2005, the Company completed the acquisition of Lake. The recorded cost of the acquisition including capitalized transaction costs was $28.7 million. Net revenues from the Lake subsidiary included in the consolidated net income for the quarter were $7.9 million. See Note C to the Condensed Consolidated Financial Statements for further discussion of this acquisition. We have not completed our evaluation of the design and operation of the disclosure controls and procedures for this consolidated subsidiary as of June 30, 2005. We expect to complete such evaluation prior to the end of 2005.
     Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, management did identify a control deficiency related to our compliance with certain terms included in our contract with the U.S. General Services Administration (GSA). We are implementing changes to and refining our controls and processes for complying with the terms of the GSA agreement in order to correct the deficiency. See further discussion in Note A of notes to the Condensed Consolidated Financial Statements included herein.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Board Authorization to Repurchase up to $75 Million of Inter-Tel Stock. On February 15, 2005, Inter-Tel announced that its Board of Directors approved a stock repurchase program, with no stated expiration date, in which Inter-Tel may purchase up to $75 million of its Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. The Company repurchased 716,500 shares of its Common Stock pursuant to the Plan during the Company’s second fiscal quarter of 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar Value)
	Number of		Shares (or Units)	of Shares (or Units) that
Period	Shares (or	(b) Average	Purchased as Part of	May Yet Be Purchased
	Units)	Price Paid per Share	Publicly Announced	Under the Plans or
	Purchased	(or Unit)	Plans or Programs	Programs
April 1 to April 30	None	N/A	None
May 1 to May 31	716,500	$19.228	716,500
June 1 to June 30	None	N/A	None
Total	716,500	$19.228	716,500	$61,223,000(1)

(1)	On February 15, 2005, the Board of Directors approved and the Company announced a plan to repurchase up to $75 million of the common stock of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES - Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Shareholders was held April 26, 2005 (the Annual Meeting). On March 23, 2005 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our shareholders to solicit their votes regarding the following matters that were discussed and approved by our shareholders at our Annual Meeting:
1.	Election of Directors: Steven G. Mihaylo, J. Robert Anderson, Alexander L. Cappello, Jerry W. Chapman, Gary D. Edens, C. Roland Haden and Agnieszka Winkler were elected to serve as directors until the 2006 Annual Meeting of Shareholders. The votes were as follows:

Nominee	For:	Against:	Abstain:
Steven G. Mihaylo	25,091,538	201,099	—
J. Robert Anderson	25,157,084	135,553	—
Alexander L. Cappello	25,165,771	126,866	—

Nominee	For:	Against:	Abstain:
Jerry W. Chapman	23,370,781	1,921,856	—
Gary D. Edens	24,751,348	541,289	—
C. Roland Haden	25,093,143	199,494	—
Agnieszka Winkler	25,166,863	125,774	—
2.	The shareholders voted on and approved a proposal to ratify the appointment of Ernst & Young LLP to act as the independent auditors to audit our and our subsidiaries’ financial statements for the year 2005. The votes were as follows:

	For:	Against:	Abstain:
Proposal to ratify the appointment of independent auditors	25,090,625	193,504	8,508
3.	The shareholders also voted on and approved a proposal to transact such other business as may properly come before the meeting or any adjournment thereof.

	For:	Against:	Abstain:
Proposal to transact such other business that may come before the meeting or adjournment thereof	14,283,367	10,864,673	144,597
ITEM 5. OTHER INFORMATION - Not Applicable.
ITEM 6. EXHIBITS:

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL, INCORPORATED
August 8, 2005	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

August 8, 2005	/s/ Kurt R. Kneip
Kurt R. Kneip
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002