Form 10-Q
period 2005-09-30
INTER TEL INC
filed 2005-11-09
CIK 350066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
September 30, 2005	0-10211
INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994
1615 S. 52nd Street
Tempe, Arizona 85281
(480) 449-8900

Title of Class	Outstanding as of October 31, 2005

Common Stock, no par value	26,199,713
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

INDEX
INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share amounts)	2005	2004
	(Unaudited)	(Note A)

ASSETS
CURRENT ASSETS
Cash and equivalents	$110,369	$152,330
Short-term investments	59,229	52,644

TOTAL CASH AND SHORT-TERM INVESTMENTS	169,598	204,974

Accounts receivable, net of allowances of $8,533 in 2005 and $9,921 in 2004	42,994	45,176
Inventories	19,718	16,055
Net investment in sales-leases, net of allowances of $865 in 2005 and $886 in 2004	17,502	17,151
Income taxes receivable	9,406	4,017
Deferred income taxes	16,296	9,905
Prepaid expenses and other assets	9,148	7,194

TOTAL CURRENT ASSETS	284,662	304,472

LONG-TERM INVESTMENTS	—	9,900
PROPERTY, PLANT & EQUIPMENT	27,984	27,840
GOODWILL	26,662	19,890
PURCHASED INTANGIBLE ASSETS	24,769	10,987
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,868 in 2005 and $1,810 in 2004	34,717	33,877

TOTAL ASSETS	$398,794	$406,966

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$30,073	$30,801
Accrued e-Rate settlement	—	8,461
Accrued legal judgment and settlement costs	11,809	—
Other current liabilities	46,144	43,735

TOTAL CURRENT LIABILITIES	88,026	82,997

DEFERRED TAX LIABILITY	76,220	65,234
LEASE RECOURSE LIABILITY	13,554	12,241
OTHER LIABILITIES	6,947	7,063
SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued—27,161,823 shares; outstanding—26,187,913 at Sept. 30, 2005 and 26,125,799 shares at December 31, 2004	120,515	116,598
Retained earnings	109,219	134,455
Accumulated other comprehensive income	348	924

	230,082	251,977

Less: Treasury stock at cost — 973,910 shares at September 30, 2005 and 1,036,024 shares at December 31, 2004	(16,035)	(12,546)

TOTAL SHAREHOLDERS’ EQUITY	214,047	239,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$398,794	$406,966

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except	Three Months		Nine Months
per share amounts)	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

NET SALES
Telecommunications systems, software and related	$97,014	$93,015	$291,320	$269,731
Resale of local, long distance and network services	14,382	12,491	41,335	36,714

TOTAL NET SALES	111,396	105,506	332,655	306,445

COST OF SALES
Telecommunications systems, software and related	46,294	41,897	136,595	121,909
Resale of local, long distance and network services	8,780	7,675	25,352	22,205

TOTAL COST OF SALES	55,074	49,572	161,947	144,114

GROSS PROFIT	56,322	55,934	170,708	162,331

Research and development	8,288	7,637	25,456	20,816
Selling, general and administrative	36,977	34,575	115,952	103,916
Amortization of purchased intangible assets	1,173	414	3,057	1,295
Legal judgment and settlement	10,378	—	10,378	—
Write-off of in-process research and development costs	—	—	2,600	—

	56,816	42,626	157,443	126,027

OPERATING INCOME (LOSS)	(494)	13,308	13,265	36,304

Interest and other income	946	732	2,813	1,808
Foreign currency transaction gains (losses)	(37)	(7)	104	(281)
Interest expense	(19)	(20)	(65)	(108)

INCOME BEFORE INCOME TAXES	396	14,013	16,117	37,723
INCOME TAX PROVISION (BENEFIT)	(251)	4,807	6,542	13,580

NET INCOME	$647	$9,206	$9,575	$24,143

NET INCOME PER SHARE — BASIC	$0.02	$0.36	$0.36	$0.94
NET INCOME PER SHARE — DILUTED	$0.02	$0.34	$0.35	$0.89

DIVIDENDS PER SHARE	$0.08	$0.07	$1.24	$0.19

Average number of common shares outstanding — Basic
	26,147	25,816	26,274	25,691

Average number of common shares outstanding — Diluted
	27,056	26,944	27,304	27,185

     See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months
	Ended September 30,
	2005	2004

OPERATING ACTIVITIES
Net income	$9,575	$24,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	7,020	5,849
Amortization of patents included in R&D expenses	166	166
Amortization of purchased intangible assets	3,057	1,295
Purchased in-process research and development	2,600	—
Provision for losses on receivables	1,286	1,417
Provision for losses on leases	2,901	2,856
Provision for inventory valuation	426	1,166
Decrease in other liabilities	(1,141)	(1,268)
Loss on sale of property and equipment	77	2
Deferred income taxes	6,094	11,516
Provision for legal judgment and settlement costs	10,378	—
E-Rate settlement	(8,461)	—
Changes in operating assets and liabilities	(6,428)	649

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,550	47,791
INVESTING ACTIVITIES
Purchases of available for sale investments	(40,719)	(62,403)
Maturities and sales of available for sale investments	41,209	72,575
Purchases of held-to-maturity investments	—	(12,730)
Maturities and sales of held-to-maturity investments	2,825	—
Additions to property, plant and equipment	(6,202)	(7,436)
Proceeds from disposal of property, plant and equipment	26	21
Cash used in acquisitions, net of cash acquired	(28,008)	(1,458)

NET CASH USED IN INVESTING ACTIVITIES	(30,869)	(11,431)

FINANCING ACTIVITIES
Cash dividends paid	(32,760)	(4,611)
Treasury stock purchases	(13,777)	—
Payments on term debt	(35)	(39)
Proceeds from stock issued under the Employee Stock Purchase Plan	582	500
Proceeds from exercise of stock options	7,923	5,130

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(38,067)	980

EFFECT OF EXCHANGE RATE CHANGES	(575)	97

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(41,961)	37,437
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	152,330	115,197

CASH AND EQUIVALENTS AT END OF PERIOD	$110,369	$152,634

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
     We do not recognize compensation expense relating to employee stock options because we only grant options with an exercise price equal to the fair value of the stock on the effective date of grant. At September 30, 2005, the Company has four stock-based employee and director incentive plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If we had elected to recognize compensation expense using a fair value approach, and therefore determined the compensation based on the value as determined by the modified Black-Scholes option pricing model, the pro forma net income and earnings per share would have been as follows:

(In thousands, except	Three Months Ended		Nine Months Ended
per share amounts)	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$647	$9,206	$9,575	$24,143
Deduct: total stock-based compensation expense, determined under fair value based method for all awards, net of tax	(565)	(836)	(7,808)	(2,457)

Pro forma net income	$82	$8,370	$1,767	$21,686

Earnings per share of common stock:

(In thousands, except	Three Months Ended		Nine Months Ended
per share amounts)	September 30,		September 30,
	2005	2004	2005	2004

Basic — as reported	$.02	$0.36	$.36	$0.94
Basic — pro forma	$.00	$0.32	$.07	$0.84
Diluted — as reported	$.02	$0.34	$.35	$0.89
Diluted — pro forma	$.00	$0.31	$.06	$0.80

     Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of our stock options. The option pricing model utilized the following weighted average assumptions for 2005 and 2004: risk free interest rates of 3.84% for 2005 and 3.31% for 2004; dividend yields of 1.52% for 2005 and 0.82% for 2004; volatility factors of the expected market price of our stock averaged 0.400 for 2005 and 0.485 for 2004. Employee stock options granted through September 30, 2005 vest over three to five year periods and director options vest at the end of six months from the grant date.
     On April 26, 2005, the Compensation Committee of the Board of Directors of Inter-Tel, with the approval of the board of directors, approved the acceleration of the vesting of certain unvested stock options previously granted to employees under the Company’s 1994 Long Term Incentive Plan, 1997 Long Term Incentive Plan and the Acquisition Stock Option Plan. With the exception of any options granted to all Directors and Named Executive Officers, all unvested options with exercise prices greater than the closing price as of the close of the Nasdaq stock market on May 3, 2005 ($19.13) became exercisable in full. Such options would otherwise have vested from time to time over the next five years. Approximately 617,000 options were accelerated at grant prices ranging from $19.16 to $31.58. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and number of shares subject to the accelerated options, were unchanged. This acceleration of the vesting provision increased the stock based compensation expense and decreased the pro forma net income shown in the table above by $5.4 million for the nine months ended September 30, 2005.
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
Contingencies
     We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at September 30, 2005, management did not believe that the ultimate impact of various unaccrued claims and pending litigation would have a materially adverse impact on the financial position of the Company.
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which, among other things, required Technologies to implement a comprehensive corporate compliance program. The penalties and fines described above were paid during the first quarter of 2005.
     In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission that Technologies was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in reducing the length or lessening the scope of the proposed debarment. Revenues in 2004 relating to Technologies’ participation in the E-Rate program were not significant.
     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel recently made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and are taking appropriate corrective measures with respect to these potential variances. In the second quarter, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006. There can be no assurance that the contract will be renewed at that time. Further, there can be no assurance that the existence or disclosure of our noncompliance will not cause additional competitive or other harm to the Company.
     During the quarter ended September 30, 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million, net of previously accrued amounts. As disclosed in August 2005 on Form 8-K filed with the Securities and Exchange Commission (the “SEC”), a jury rendered a verdict against Inter-Tel in the net amount of approximately $7.4 million in a trial with Executone of Florida, Inc. involving certain indebtedness and breach of contract claims (the “Florida Trial”). The Company also accrued additional legal costs in connection with this verdict. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus legal costs incurred in the third quarter. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida Trial, the Company posted collateral of $6.3 million subsequent to September 30, 2005 in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of previously accrued amounts, and are included in the pre-tax total costs of $10.4 million identified above.
Inventories
     We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market.
Income Taxes
     The change in the rate for the third quarter was primarily attributable to reduced tax liabilities as a result of the completion of certain federal income tax audits and lower pre-tax profits to cover permanent tax differences. The increase in the year-to-date rate was primarily attributable to the write-off of in-process research and development costs and nondeductible amortization expenses in connection with our Lake acquisition, the accrual for non-deductible expenses anticipated in connection with GSA contract pricing and trade agreement issues discovered during the second quarter of 2005, offset in part by the reduction in tax liabilities described above.

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except	September 30,		September 30,
per share amounts)	2005	2004	2005	2004

Numerator: Net income	$647	$9,206	$9,575	$24,143

Denominator:
Denominator for basic earnings per share — weighted average shares	26,147	25,816	26,274	25,691
Effect of dilutive securities:
Employee and director stock options	909	1,128	1,030	1,494

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	27,056	26,944	27,304	27,185

	Three Months Ended		Nine Months Ended
(In thousands, except	September 30,		September 30,
per share amounts)	2005	2004	2005	2004

Basic earnings per share	$0.02	$0.36	$0.36	$0.94
Diluted earnings per share	$0.02	$0.34	$0.35	$0.89

Options excluded from diluted net earnings per share calculations (1)	648	311	633	209

(1) At September 30, 2005 and 2004, options to purchase shares of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive.
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
     New Technology Investments in 2004. In October 2004, the Company acquired certain assets and assumed certain liabilities of Converging Technologies, Inc. The acquired assets primarily include Web-based conferencing solutions, notably Linktivity® software. Tangible assets acquired, liabilities assumed and purchased intangibles (all technology related) acquired were $0.5 million, $0.3 million and $3.2 million, respectively. The purchased intangible is being amortized over five years. As of September 30, 2005, $200,000 of potential additional earn-out remains that could ultimately be payable to the seller if certain milestones are accomplished. Such potential earnout has not been accrued as it was not probable at September 30, 2005. Also in October 2004, the Company obtained a license of intellectual property from eDial, a division of Alcatel USA Marketing, Inc. for a total price of $1.0 million. The eDial intangible is being amortized over five years.
     Technology Investment in 2003. In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity would perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity could also earn bonus payments totaling up to $1,000,000 for meeting certain development milestones. Milestone bonuses totaling $750,000 for the year ended December 31, 2004 were achieved and expensed as research and development costs. Technological feasibility of the underlying technology has not yet been achieved to provide for viable product sales. During the quarter ended September 30, 2004, development costs and milestone bonuses totaling $348,000 were expensed or paid related to this arrangement. During the nine months ended September 30, 2004, development costs and milestone bonuses totaling $1,399,000 were expensed or paid related to this arrangement. During the quarter and nine-month period ended September 30, 2005, no additional amounts have been expensed or paid related to this arrangement. As of September 30, 2005, the remaining milestone bonus of $250,000 is dependent on future events and is not considered to be probable or reasonably estimable.
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
     The weighted-average amortization period for total purchased intangibles as of September 30, 2005 and December 31, 2004 was approximately 7.5 years and 6.8 years for each period, respectively. The weighted-average amortization period as of September 30, 2005 and December 31, 2004 for developed technology was approximately 7.3 and 7.0 years for each period, respectively, and 7.8 and 5.0 years, respectively for customer lists and non-compete agreements.
     Each of the acquisitions discussed above were not material business acquisitions either individually or collectively and each has been accounted for using the purchase method of accounting. The results of operations of each of these acquisitions have been included in our accompanying consolidated statements of operations from the date of the acquisitions.
     Executone Restructuring Charge. During the second quarter of 2000, we recognized a restructuring charge related to acquired Executone operations. We accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring as identified in the table below. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balances have not changed significantly through September 30, 2005.
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
     The total restructuring charge from these events totaled $50.9 million. The following table summarizes details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through September 30, 2005. Activity represents payments made or amounts written off. No future liabilities remain outstanding related to this restructuring as of September 30, 2005.

	Cash/		Activity		Reserve
	Non-	Restructuring	Through	2005	Balance
Description	Cash	Charge	2004	Activity	At 9/30/05

Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,583	$—	$—
Other plant closure costs	Cash	(230)	230	—	—

Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	7,436	8	—

Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—
Other contractual obligations	Cash	(1,700)	1,700	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—
Accounts receivable	Non-Cash	(1,685)	1,685	—	—
Fixed assets	Non-Cash	(3,151)	3,034	117	—
Net intangible assets	Non-Cash	(29,184)	29,184	—	—

Total		$(50,916)	$50,791	$125	$—

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
     For the quarters and nine month periods ended September 30, 2005 and 2004, we generated income from business segments as follows:

	Three Months Ended September 30, 2005
	Principal			Resale of
	Segment			Local, Long
	(excluding	Legal	Subtotal	Distance and
(In thousands, except per share	legal judgment	Judgment &	Principal	Network
amounts)	& settlement)	Settlement	Segment	Services	Total

Net sales	$97,014	$—	$97,014	$14,382	$111,396
Gross profit	50,720	—	50,720	5,602	56,322
Legal judgment & settlement	—	(10,378)	(10,378)	—	(10,378)
Operating income	7,387	(10,378)	(2,991)	2,497	(494)
Interest and other income	911	—	911	35	946
Foreign currency transaction gains	(37)	—	(37)	—	(37)
Interest expense	(18)	—	(18)	(1)	(19)
Net income	$5,754	$(6,798)	$(1,044)	$1,691	$647
Net income per diluted share (1)	$0.21	$(0.26)	$(0.04)	$0.06	$0.02
Weighted average diluted shares (1)	27,056	26,147	27,056	27,056	27,056
Goodwill	24,527	—	24,527	2,135	26,662
Total assets	$386,357	$—	$386,357	$12,437	$398,794
Depreciation and amortization	3,522	—	3,522	14	3,536

	Three Months Ended September 30, 2004
		Resale of Local,
		Long Distance and
(In thousands, except per share amounts)	Principal Segment	Network Services	Total

Net sales	$93,015	$12,491	$105,506
Gross profit	51,118	4,816	55,934
Operating income	11,150	2,158	13,308
Interest and other income	675	57	732
Foreign currency transaction losses	(7)	—	(7)
Interest expense	(12)	(8)	(20)
Net income	$7,710	$1,496	$9,206
Net income per diluted share (1)	$0.28	$0.06	$0.34
Weighted average diluted shares (1)	26,944	26,944	26,944
Goodwill	17,142	2,135	19,277
Total assets	$377,596	$23,390	$400,986
Depreciation and amortization	2,324	19	2,343

	Nine Months Ended September 30, 2005
	Principal			Resale of
	Segment			Local, Long
	(excluding	Legal	Subtotal	Distance
(In thousands, except per share	legal judgment	Judgment &	Principal	and Network
amounts)	& settlement)	Settlement	Segment	Services	Total

Net sales	$291,320	$—	$291,320	$41,335	$332,655
Gross profit	154,725	—	154,725	15,983	170,708
Legal judgment and settlement		(10,378)	(10,378)	—	(10,378)
In-process research and development	(2,600)	—	(2,600)	—	(2,600)
Operating income	17,064	(10,378)	6,686	6,579	13,265
Interest and other income	2,700	—	2,700	113	2,813
Foreign currency transaction gains	104	—	104	—	104
Interest expense	(60)	—	(60)	(5)	(65)

	Nine Months Ended September 30, 2005
	Principal			Resale of
	Segment			Local, Long
	(excluding	Legal	Subtotal	Distance
(In thousands, except per share	legal judgment	Judgment &	Principal	and Network
amounts)	& settlement)	Settlement	Segment	Services	Total

Net income	$12,026	$(6,798)	$5,228	$4,347	$9,575
Net income per diluted share (1)	$0.44	$(0.26)	$0.19	$0.16	$0.35
Weighted average diluted shares (1)	27,304	26,274	27,304	27,304	27,304
Goodwill	24,527	—	24,527	2,135	26,662
Total assets	$386,357	$—	$386,357	$12,437	$398,794
Depreciation and amortization	10,199	—	10,199	44	10,243

	Nine Months Ended September 30, 2004
		Resale of Local,
		Long Distance and
(In thousands, except per share amounts)	Principal Segment	Network Services	Total

Net sales	$269,731	$36,714	$306,445
Gross profit	147,822	14,509	162,331
Operating income	29,900	6,404	36,304
Interest and other income	1,651	157	1,808
Foreign currency transaction losses	(281)	—	(281)
Interest expense	(99)	(9)	(108)
Net income	$19,910	$4,233	$24,143
Net income per diluted share (1)	$0.73	$0.16	$0.89
Weighted average diluted shares (1)	27,185	27,185	27,185
Goodwill	17,142	2,135	19,277
Total assets	$377,596	$23,390	$400,986
Depreciation and amortization	7,219	91	7,310

(1)	Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.
Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $100.3 million, or 90.0% of total revenues, and $102.3 million, or 96.9% of total revenues for the three months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005 and 2004, revenues from customers located internationally accounted for 8.5% and 3.2% of total revenues, respectively. Refer to the tables below for additional geographical revenue data.

(in thousands, except percentages)	Quarter Ended September 30, 2005		Quarter Ended September 30, 2004
Source of net sales	$	%	$	%

Domestic	$100,250	90.0%	$102,282	96.9%
Lake Communications	7,076	6.4%	—	0.0%
Other International	4,070	3.7%	3,224	3.1%

Total net sales	$111,396	100.0%	$105,506	100.0%

	Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2005		2004
Source of net sales	$	%	$	%

Domestic	$304,570	91.6%	$296,725	96.8%
Lake Communications	17,573	5.3%	—	0.0%
Other International	10,512	3.2%	9,720	3.2%

Total net sales	$332,655	100.0%	$306,445	100.0%

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
     Our applicable long-lived assets at September 30, 2005, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $54.6 million and the amount in foreign countries was $24.8 million at September 30, 2005. At December 31, 2004, the net amount located in the United States was $56.1 million and the amount in foreign countries was $2.6 million. The increase in foreign assets relates to the acquisition of Lake.
     NOTE E — NET INVESTMENT IN SALES-LEASES
     Net investment in sales-leases represents the value of sales-leases presently held under our Total Solutionsm program. We currently sell the rental payments due to us from most of the sales-leases. We maintain reserves against our estimate of potential credit losses for the balance of sales-leases held and for the balance of sold rental payments remaining unbilled. The following table provides detail on the total net balances in sales-leases:

	September 30,	December 31,
(in thousands)	2005	2004

Lease balances included in consolidated accounts receivable, net of allowances of $1,009 in 2005, and $1,177 in 2004	$6,574	$6,390

Net investment in Sales-Leases:
Current portion, net of allowances of $865 in 2005, and $886 in 2004	17,502	17,151
Long-term portion, includes residual amounts of $530 in 2005 and, $510 in 2004, net of allowances of $1,868 in 2005, and $1,810 in 2004	34,717	33,877

Total investment in Sales-Leases, net of allowances of $3,742 in 2005, and $3,873 in 2004	58,793	57,418

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $13,554 in 2005, and $12,241 in 2004	251,931	229,163

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$310,724	$286,581

Total allowances for entire lease portfolio (including limited recourse liabilities)	$17,296	$16,114

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
     These reserves are either netted against consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

	Nine Months Ended	Year Ended
(In thousands)	September 30, 2005	December 31, 2004

Sales of rental payments	$91,204	$113,172
Sold payments remaining unbilled at end of period	265,486	241,404
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
     During 2005, the Company has entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of September 30, 2005, the Company has one outstanding agreement in place to sell cash flow streams with a present value of $25.0 million in December 2005 at a fixed interest rate to the financial institution. Should interest rates decrease substantially, the Company has the option to pay a fee to the financial institution to cancel the commitment.
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
Overview
     Inter-Tel (Nasdaq: INTL), incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:
•	Inter-Tel Axxess® and Inter-Tel 5000 Network Communications Solutions converged voice and data business communication systems;

•	integrated voice mail, voice processing and unified messaging systems;

•	presence management, collaboration, and desk-to-desk video software applications,

•	managed services, including voice and data network design and traffic provisioning, custom application development, and financial solutions packages (leasing);

•	networking applications, including the design and implementation of voice and data networks,

•	maintenance and support services for our products;

•	Lake Communications converged voice and data business communication systems, including those sold in the US under the EncoreCX® brand;

•	local and long distance calling services, voice circuits, data circuits and other communications services and peripheral products;

•	call accounting software, computer-telephone integration (CTI) applications; and

•	call center software applications for both Inter-Tel and other communication system providers.

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of September 30, 2005, we had fifty-nine (59) direct sales offices in the United States and a network of hundreds of dealers and VARs, primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in South Africa and Japan. We also maintain research and development and software sales offices in Tucson, Arizona, Washington D.C., Frederick, Maryland, and in the United Kingdom. As a result of the closing of the Lake acquisition identified below, we also maintain a wholesale distribution office and research and development facilities in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.
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
     Inter-Tel recognizes revenue from the following significant sources of revenue:
•	End-user sales and sales-type leases through our direct sales offices and government and national accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.

•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped to the dealers and VARs and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). However, in connection with our recent Lake acquisition, shipments to one international dealer are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the inventory is sold through to third parties, at which time the revenue is recorded.

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Software Sales. We recognize revenues from sales of software, such as our new Linktivity products discussed above upon shipment to dealers or end-users.

•	Maintenance and software support. Maintenance and software support revenue is recognized ratably over the term of the maintenance or support agreement.
     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, materials and service overhead. Total costs of goods and services sold increased 11.1%, or $5.5 million, to $55.1 million for the quarter ended September 30, 2005, compared to $49.6 million for the corresponding period in 2004. Our consolidated gross margin percentage was 50.6% in the third quarter of 2005 compared to 53.0% in the third quarter of 2004. The increase in the dollar amount of the cost of goods sold was primarily attributable to the higher volume of net sales, resulting in part from the Lake acquisition in March of 2005. However, the decrease in gross margin percentage in 2005 compared to 2004 was principally attributable to sales promotions and discounts on product and service revenues, as well as increased labor costs, and lower gross margins from our acquired Lake operations relative to our consolidated gross margins from our historical operations. The gross margin percentage was also lower as a result of the effects of accruals for GSA pricing issues as discussed in Note A of notes to the Condensed Consolidated Financial Statements. Other factors affecting both the increases in costs of goods sold and reductions in overall gross margin percentage are described in greater detail in “Results of Operations” below.
     Sales of systems through our direct sales organization typically generate higher gross margins than sales through our dealers and VARs, primarily because we recognize both the wholesale and retail margins on these sales. Conversely, sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales usually require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and system products. For revenues recognized under sales-leases, we record the costs of systems installed as costs of sales. Our margins may vary from period to period depending upon the representation of various distribution channels, products and software as relative percentages of our total sales. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.
     Additionally, our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and impact of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. There are several factors, which attribute to this pattern, including the following:
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
     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently lower than those experienced during the fourth and second quarters, respectively. Net sales from the third quarter of 2005 followed this historical pattern, as sales decreased compared to the second quarter of 2005, but increased compared to the first quarter of 2005. We do not currently anticipate a significant change in the historical trend.
     Cash Flows. At September 30, 2005, Inter-Tel’s cash and short-term investments totaled $169.6 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 1, 2006 and ordinarily used to support international letters of credit to suppliers, if necessary. As of September 30, 2005, none of the credit line was used. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund quarterly dividends to shareholders, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program and to provide adequate working capital for the foreseeable future. In February 2005, the Board approved the repurchase of up to $75 million of the Company’s common stock. As of September 30, 2005, we have expended $13.8 million to repurchase 716,500 shares under this plan during 2005. No Common Stock was repurchased during the third quarter. The Company stock repurchases of $13.8 million in the second quarter were funded primarily by existing cash balances.
     Our consolidated net sales for the quarters ended September 30, 2005 and 2004 were $111.4 million and $105.5 million, respectively. The 5.6% increase in revenue in the third quarter of 2005 compared to the third quarter of 2004 was primarily attributable to acquisitions completed in the fourth quarter of 2004 and the Lake acquisition in March 2005 (as the sales from these acquired entities were not included in the 2004 third quarter results). Net sales decreased in our direct sales and dealer network, but increased in our local, long distance resale, network services, DataNet and international sales (excluding Lake) divisions. We cannot predict whether recent trends in revenue will continue in the future. In addition, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including voice over Internet Protocol (VoIP) systems, and this uncertainty may cause some organizations to delay making investments in new systems. Accordingly, we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future.
     We expect enterprises to continue to be concerned about their ability to increase revenues and profitability, in part due to the continued uncertain economic environment of the past few years. To maintain or improve profitability, we believe that businesses have attempted to reduce costs and capital spending. We expect continued pressure on our ability to generate or expand sales and it is not clear whether business communications spending will increase in the near term. We cannot predict the nature, timing and extent of future business investments in communications systems and as a result, if and when our net sales will increase.
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
Results of Operations
     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

NET SALES
Telecommunications systems, software and related	87.1%	88.2%	87.6%	88.0%
Resale of local, long distance and network services	12.9	11.8	12.4	12.0

TOTAL NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES
Telecommunications systems, software and related	41.5	39.7	41.1	39.8
Resale of local, long distance and network services	7.9	7.3	7.6	7.2

TOTAL COST OF SALES	49.4	47.0	48.7	47.0

GROSS PROFIT	50.6	53.0	51.3	53.0

Research and development	7.4	7.2	7.7	6.8
Selling, general and administrative	33.2	32.8	34.9	33.9
Amortization of intangibles	1.1	0.4	0.9	0.4
Write-off of in-process research and development costs	—	—	0.8	—
Legal judgment and settlement	9.3	—	3.1	—

OPERATING INCOME (LOSS)	(0.4)	12.6	4.0	11.8

Interest and other income	0.8	0.7	0.8	0.6
Foreign currency transaction gains (losses)	(0.0)	(0.0)	0.0	(0.1)
Interest expense	(0.0)	(0.0)	(0.0)	(0.0)

INCOME BEFORE INCOME TAXES	0.4	13.3	4.8	12.3

INCOME TAX PROVISION (BENEFIT)	(0.2)	4.6	2.0	4.4

NET INCOME	0.6%	8.7%	2.9%	7.9%

     Net Sales. Net sales increased 5.6%, or $5.9 million, to $111.4 million in the third quarter of 2005 from $105.5 million in the third quarter of 2004. Net sales increased 8.6%, or $26.3 million, to $332.7 million in the first nine months of 2005 from $306.4 million in the first nine months of 2004. Excluding the Lake acquisition in the first quarter of 2005, non-GAAP net sales decreased 1.1%, or $1.2 million, for the third quarter of 2005 compared to net sales for the corresponding prior year period. Sales from our direct sales offices (including revenues from lease financing) decreased 6.7%, or $3.8 million, in the third quarter of 2005, and increased 1.9%, or $3.1 million, in the first nine months of 2005 compared to the corresponding periods in 2004. Sales attributable to our dealer network decreased by 8.3%, or $1.9 million, in the third quarter of 2005, and 3.2%, or $2.2 million, in the first nine months of 2005 compared to the corresponding periods in 2004. Sales from our local and long distance resale and network services division increased by 15.1%, or $1.9 million, in the third quarter of 2005 and 12.6%, or $4.6 million, in the first nine months of 2005 compared to the corresponding periods in 2004. Sales from our DataNet division increased 31.3%, or $1.3 million, in the third quarter of 2005 and increased 18.0%, or $1.9 million, for the first nine months of 2005, compared to the corresponding periods in 2004. Sales from our government and national accounts division increased 9.4%, or $0.5 million, in the third quarter of 2005 and 2.9%, or $0.4 million, for the first nine months of 2005, compared to the corresponding periods in 2004. International revenues excluding the Lake acquisition increased by 30.1%, or $0.9 million, in the third quarter of 2005 and 13.8%, or $1.3 million, for the first nine months of 2005 compared to the corresponding periods in 2004. Lake sales totaled $7.1 million in the third quarter of 2005 and $17.6 million for the nine months ended September 30, 2005.
     Sales in our principal segment increased 4.3% and 8.0% during the quarter and nine months ended September 30, 2005, respectively, compared to the corresponding periods in 2004. However, the increases in net sales for the third quarter and first nine months of 2005 compared to the corresponding period in 2004 were primarily attributable to the Lake acquisition completed in the first quarter of 2005. Sales in our direct sales offices (including Leasing) and dealer sales were down due in part to continued competitive pricing pressures, which led to discounting, and some, delayed buying decisions during the third quarter and first nine months of 2005. Also, delayed product releases (Inter-Tel 5000, DEI Interface card) affected sales this quarter. We believe that the announcement of the E-Rate settlement also resulted in some deferred or lost sales. Recurring revenues from existing customers increased on a percentage basis and dollar volume relative to sales to new customers in our direct sales channel during the third quarter and first nine months of 2005. Sales increased in DataNet in the third quarter of 2005 and first nine months of 2005 compared to the corresponding periods in 2004 primarily due to additional sales to this division’s largest customer.
     Sales from our local, long distance resale and network services divisions (NetSolutions® and Network Services Agency) increased in the third quarter and first nine months of 2005 as compared to the corresponding periods in 2004. Sales from NetSolutions® increased 12.0%, or $1.4 million, to $13.0 million in the third quarter of 2005, compared to $11.6 million in the corresponding period in 2004 and increased 9.9%, or $3.4 million, to $37.7 million in the first nine months of 2005 despite downward pricing pressure and significant competition. Increased sales volume has allowed NetSolutions® to offer more competitive pricing, which improved sales to our existing customer base and slightly increased our renewal contract value. Net sales from Network Services Agency, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s and CLEC’s, increased 54.9%, or $0.5 million, to $1.4 million in the quarter ended September 30, 2005 compared to $0.9 million in the corresponding period in 2004 and increased 49.6%, or $1.2 million, to $3.7 million in the first nine months of 2005 compared to $2.5 million in the corresponding period in 2004. Sales increased in this division primarily due to increased residual revenues on contracts with RBOC’s and CLEC’s. See Note D of Notes to Condensed Consolidated Financial Statements for additional segment reporting information.
     Gross Profit. Gross profit for the third quarter of 2005 increased 0.7% to $56.3 million, or 50.6% of net sales, from $55.9 million, or 53.0% of net sales, in the third quarter of 2004. Gross profit for the first nine months of 2005 increased $8.4 million to $170.7 million, or 51.3% of net sales, from $162.3 million, or 53.0% of net sales, in the corresponding period of 2004. The increase in gross profit dollars in the third quarter of 2005 resulted primarily from a higher volume of consolidated net sales. The decrease in gross profit as a percentage of sales during the 2005 periods was primarily due to sales promotions and discounts on product and service revenues, as well as increased labor costs. The decrease was also attributable to lower gross margins from our acquired Lake operations relative to our consolidated gross margins. The gross margin percentage was also affected by the mix of products and services sold, with higher percentage of net sales recognized in our local, long distance and network services divisions and DataNet operations, which generate lower gross margins than our principal operating segment. Higher relative recurring revenues from existing customers partially offset the decreases in gross profit percentage. The gross margin percentage was also lower as a result of the effects of accruals for GSA pricing issues as discussed in Note A of notes to the Condensed Consolidated Financial Statements.
     During the third quarter and first nine months of 2005, recurring revenues increased in gross dollars and as a percentage of sales from existing customers in our combined direct sales channels, including recurring revenues from our direct sales offices, DataNet division, and national and government accounts division, relative to the first nine months of 2004. Existing customers accounted for a significant portion and higher relative component of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products, such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products, during the third quarter and first nine months of 2005 compared to the same periods in 2004. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Although our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations, overall gross margins decreased in these divisions due in part to continued competitive pricing pressures, which led to discounting, and some, delayed buying decisions as discussed in greater detail above.
     Sales from NetSolutions® increased by 12.0%, or $1.4 million, in the third quarter of 2005, compared to the third quarter of 2004. Gross margins are generally lower in this division than our consolidated margins. The increase in sales from NetSolutions at lower gross margins reduced our gross margins on a consolidated basis in 2005 compared to the corresponding periods in 2004. Sales from Network Services Agency, increased 54.9%, or $0.5 million, for the third quarter of 2005 compared to the corresponding period in 2004. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of 89.4% during the third quarter of 2005. Accordingly, the increase in sales from this division offset in part our decrease in consolidated gross profit percentage.
     We cannot accurately predict future consolidated gross margins because of period-to-period variations in a number of factors, including among others, competitive pricing pressures, sales of systems, software and services through different distribution channels, supplier and agency agreements, and the mix of systems, software and services we sell.
     Research and Development (R&D). Research and development expenses for the third quarter of 2005 increased 8.5% to $8.3 million, or 7.4% of net sales, from $7.6 million, or 7.2% of net sales, for the third quarter of 2004. Included in research and development expenses in both the third quarter of 2005 and the third quarter of 2004 was amortization of patents totaling $55,000 in each period. Research and development expenses for the nine months ended September 30, 2005 increased 22.3% to $25.5 million, or 7.7% of net sales, from $20.8 million, or 6.8% of net sales, for the corresponding period in 2004. The increase in research and development expenses for the third quarter ended September 30, 2005 was attributable to the Lake and Linktivity acquisitions. The increase in R&D expenses for the nine months ended September 30, 2005 was primarily attributable to the Lake and Linktivity acquisitions, as well as costs incurred in connection with our development of convergence applications and new SIP and IP endpoint technology. In the third quarter ended September 30, 2005, R&D expenses were directed principally toward the continued development of converged systems and software, including the Inter-Tel 5000, DEI hardware, unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications and SIP applications. Through 2005, we expect that research and development expenses will increase in absolute dollars and as a percentage of net sales relative to 2004 due primarily to research and development costs from the acquired Lake and Linktivity operations, and our efforts to continue to develop and enhance existing and new technologies and products.
     Selling, general and administrative (SG&A). In the third quarter of 2005, selling, general and administrative expenses increased 6.9% to $37.0 million, or 33.2% of net sales, from $34.6 million, or 32.8% of net sales, in the third quarter of 2004. For the nine months ended September 30, 2005 selling, general and administrative expenses increased 11.6% to $116.0 million, or 34.9% of net sales, from $103.9 million or 33.9% of net sales, compared to the corresponding period in 2004. The increase in SG&A in the third quarter of 2005 compared to the corresponding period in 2004 was primarily attributable to higher net sales and higher costs associated with our Lake acquisition in March 2005. To a lesser degree, the increase in SG&A was due to the additional costs associated with our Linktivity acquisition in October 2004, the establishment of new direct sales offices in Las Vegas and Pittsburgh, medical expense increases, and increases in depreciation expenses compared to 2004. We also incurred additional marketing expenses related to the roll-out of new products, including our Inter-Tel 5000 platform. The increase in SG&A was also attributable to additional professional fees incurred, including higher legal and accounting costs. Partially offsetting the increases described above was a reduction in salaries and commissions (excluding the Lake acquisition), due to a reduction in the number of employees. The increase in SG&A during the nine months ended September 30, 2005 was in part attributable to costs accrued in the second quarter of 2005 related to the GSA pricing and trade agreement matters discussed in greater detail in Note A of Notes to the Condensed Consolidated Financial Statements. In addition, we incurred additional costs to implement and maintain a more comprehensive corporate compliance program in connection with our E-Rate settlement. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.
     Amortization of purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of September 30, 2005, no impairment of goodwill has been recognized in 2005.
     Amortization of purchased intangible assets included in operating expenses was $1.2 million in the third quarter of 2005, compared to $414,000 in the third quarter of 2004. In addition, $55,000 of amortization was included in research and development expenses for the third quarter of 2005 and the third quarter of 2004. Amortization of purchased intangible assets included in operating expenses was $3.1 million in the nine months ended September 30, 2005, compared to $1.3 million for the same period in 2004. In addition, $166,000 of amortization was included in research and development expenses for the first nine months of 2005 and 2004. The increase in the amortization of purchased intangible assets for the third quarter and first nine months of fiscal 2005 compared to the same periods in 2004 was primarily related to the additional amortization from recent acquisitions, primarily the Lake and Linktivity acquisitions. For additional information regarding purchased intangible assets, see Note C “Acquisitions, Technology Investments and Restructuring Charges” to the Condensed Consolidated Financial Statements.
     Write-off of in-process research and development (IPRD) costs. During the first quarter of 2005, Inter-Tel completed the acquisition of Lake (see NOTE C). The aggregate purchase price of the Lake acquisition was allocated to the fair value of the assets and liabilities acquired, of which $2.6 million, or $0.09 per diluted share, was written-off as purchased IPRD. Without this write-off, the Company would have reported non-GAAP net income of $12.2 million ($0.45 per diluted share) for the nine months ended September 30, 2005 instead of the $9.6 million ($0.35 per diluted share) reported.
     Legal judgment, legal settlement and related legal costs. Pre-tax costs associated with this line item in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes) during the quarter ended September 30, 2005. As disclosed in August 2005, a jury rendered a verdict against Inter-Tel in the net amount of approximately $7.4 million in a trial in Florida. The Company also accrued additional legal costs in connection with this verdict. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus legal costs incurred in the third quarter. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, and are included in the pre-tax total costs of $10.4 million identified above. The expense of $10.4 million is net of previously accrued amounts.
     Interest and Other Income. Interest and other income in 2005 and 2004 consisted primarily of interest income and foreign currency transaction gains or losses. The net increases in interest and other income of $214,000 in the third quarter of 2005 and $1.0 million for the nine months ended September 30, 2005, compared to the corresponding periods in 2004 was due primarily to higher levels of invested funds, as well as higher interest rates. Foreign currency transaction gains in the first nine months of 2005 were $104,000 compared to losses of $281,000 in the first nine months of 2004. Interest expense in the first nine months of 2005 was $65,000, a slight reduction compared to $108,000 the first nine months of 2004.
     Income Taxes. Inter-Tel’s income tax rate for the third quarter of 2005 was a tax benefit of 63.4% compared to a tax provision of 34.3% for the third quarter of 2004, and 40.6% in the first nine months of 2005 compared to 36.0% for the same period in 2004. The change in the rate for the third quarter was primarily attributable to reduced tax liabilities as a result of the completion of certain federal income tax audits and lower pre-tax profits to cover permanent tax differences. The increase in the year-to-date rate was primarily attributable to the write-off of in-process research and development costs and nondeductible amortization expenses in connection with our Lake acquisition, the accrual for non-deductible expenses anticipated in connection with GSA contract pricing and trade agreement issues discovered during the second quarter of 2005, offset in part by the reduction in tax liabilities described above. Inter-Tel currently expects the full-year 2005 tax rate to be approximately 39.2%, subject to prospective changes in the tax laws or other factors. Excluding the acquisition of Lake, the non-GAAP pro forma full-year rate for 2005 is currently projected to be approximately 35.1%. The 2005 rate is subject to change based on the projected results of operations, including the Lake acquisition and other factors identified above.
     Net Income. Net income for the third quarter of 2005 was $0.6 million ($0.02 per diluted share), a decrease of 93% compared to net income of $9.2 million ($0.34 per diluted share) in the third quarter of 2004. Net income for the nine months ended September 30,2005 was $9.6 million ($0.35 per diluted share), a decrease of 60.3% compared to net income of $24.1 million ($0.89 per diluted share) for the nine months ending September 30, 2004.
     The decrease in net income for the first nine months of 2005 compared to the corresponding period in 2004 was primarily attributable to net losses of $10.4 million associated with accruals for a legal judgment and settlement, as well as lower net income from operating activities and the write-off of IPRD costs in connection with the Lake acquisition. To a lesser degree, net income decreased due to higher research and development expenses, higher selling, general and administrative expenses, and higher amortization expenses, offset in part by operating profits from higher relative net sales. Excluding the write-off of IPRD and the legal settlement, the Company would have reported net income of $19.0 million ($0.69 per diluted share) for the nine months ended September 30, 2005. Refer to the discussion below for reconciliations of GAAP and Non-GAAP financial measures.
     Reconciliation of GAAP and non-GAAP financial measures included in net income above. 2005 first quarter operating income included a write-off of IPRD costs, which is not deductible for income tax purposes and a 2005 third quarter charge for legal matters. The following tables reconcile selected financial measures on a GAAP basis for the quarter and nine months ended September 30, 2005 to the non-GAAP financial measures, which exclude the effects of (1) the $2.6 million in-process research and development (IPRD) write-off and (2) $10.4 million in costs associated with a legal judgment against the Company in the third quarter, a legal settlement in the third quarter, and legal costs associated with each of these two events, as discussed in greater detail above. The non-GAAP financial measures are provided below to enhance overall understanding of our current financial performance and how we view our operating results. The presentation of this non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP and is not necessarily comparable to non-GAAP results published by other companies.

	Quarter ended September 30, 2005
			Legal judgment,	Non-GAAP/
			legal settlement	Pro forma
		IPRD	and related	excluding IPRD
(in thousands, except per share amounts)	GAAP	write-off	litigation costs	and legal issues

Income (loss) before income taxes	396	—	(10,378)	10,774
Income tax provision (benefit)	(251)	—	(3,580)	3,329
Net income (loss)	647	—	(6,798)	7,445
Net income (loss) per share — basic	$0.02	$—	$(0.26)	$0.28
Net income (loss) per share — diluted	$0.02	$—	$(0.26)	$0.28

	Nine months ended September 30, 2005
			Legal judgment,	Non-GAAP/
			legal settlement	Pro forma
		IPRD	and related	excluding IPRD
(in thousands, except per share amounts)	GAAP	write-off	litigation costs	and legal issues

Income (loss) before income taxes	16,117	(2,600)	(10,378)	29,095
Income taxes	6,542	—	(3,580)	10,122
Net income (loss)	9,575	(2,600)	(6,798)	18,973
Net income (loss) per share — basic	$0.36	$(0.10)	$(0.26)	$0.72
Net income (loss) per share — diluted	$0.35	$(0.10)	$(0.26)	$0.69
     Additional information regarding these and other items are described in further detail above.
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
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(In thousands)	2005	2004

Net cash provided by operating activities	$27,550	$47,791
Net cash used in investing activities	(30,869)	(11,431)
Net cash (used in) provided by financing activities	(38,067)	980
Effect of exchange rate changes	(575)	97

(Decrease) Increase in cash and equivalents	(41,961)	37,437
Cash and equivalents at beginning of period	152,330	115,197

Cash and equivalents at end of period	$110,369	$152,634

     At September 30, 2005, cash and equivalents ($110.4 million) and short-term investments ($59.2 million) totaled $169.6 million, a decrease of approximately $35.4 million from the balance at December 31, 2004. The primary reasons for the decrease are the regular and special dividends paid, cash used for acquisitions, common stock repurchases, payments on the E-Rate settlement, and capital expenditures, each of which is discussed below. In addition, long-term investments in marketable debt securities of $9.9 million at December 31, 2004 became short-term investments during the nine months ended September 30, 2005. We maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank, N.A. that is available through June 1, 2006. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of September 30, 2005, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends, common stock repurchases and general corporate purposes.
     Net cash provided by operating activities totaled $27.6 million for the nine months ended September 30, 2005, compared to $47.8 million for the corresponding period in 2004. Cash provided by operating activities in the first nine months of 2005 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, purchased in process research and development charge, deferred taxes, legal settlement and judgment, offset primarily by cash expended for the E-Rate settlement of $8.5 million. Cash generated by the increase in deferred taxes in the first nine months of 2005 totaled $6.1 compared to $11.5 million for the same period in 2004. Cash used in changes in operating assets and liabilities was $6.4 million in the first nine months of 2005, compared to cash provided of $0.6 million for the same period in 2004. Other factors for cash used in operating activities in the first nine months of 2005 included increases in inventories and investments in sales leases, offset by decreases in accounts receivable and prepaid expenses and other assets. We expect to expand sales through our direct sales offices and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.
     Net cash used in investing activities totaled $30.9 million for the nine months ended September 30, 2005, primarily in the form of $28.0 million used in acquisitions and $6.2 million used in capital expenditures, compared to $11.4 million used in investing activities for the nine months ended September 30, 2004. Cash used to purchase available for sale investments totaled $40.7 million in the first nine months of 2005, offset by $44.0 million in maturities and sales of available for sale and held-to-maturity investments. Cash used for capital expenditures and acquisitions totaled $7.4 million and $1.5 million, respectively, in the first nine months of 2004. Cash generated from maturities and sales of available for sale and held-to-maturity investments totaled $72.6 million in the first nine months of 2004, offset by cash used to purchase available for sale and held-to-maturity investments totaling $75.1 million.
     Net cash used in financing activities totaled $38.1 million for the nine months ended September 30, 2005, compared to cash provided by financing activities of $1.0 million for the corresponding period in 2004. Net cash used for cash dividends, including a special $1 per share dividend, totaled $32.8 million in the first nine months of 2005 compared to $4.6 million in the same period for 2004. During the second quarter of 2005, we expended $13.8 million to repurchase 716,500 shares of the Company’s common stock pursuant to a stock repurchase program under which the Board of Directors authorized the repurchase of up to $75 million of the Company’s common stock. The Company’s stock repurchases in the second quarter were funded primarily by existing cash balances. Net cash provided by proceeds from the exercise of stock options and Employee Purchase Plan (ESPP) shares totaled $8.5 million in the first nine months of 2005 compared to $5.6 million in the same period for 2004. During the first nine months of 2005 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a decrease to retained earnings of $1.8 million. During the first nine months of 2004 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings of $0.4 million.
     We offer to our customers lease financing and other services, including our Total Solutionsm (formerly Totalease®) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our Total Solution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $265.5 million and $241.4 million remained unbilled at September 30, 2005 and December 31, 2004, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the Total Solution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.
     During 2005, the Company has entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of September 30, 2005, the Company has one outstanding agreement in place to sell cash flow streams with a present value of $25.0 million in December 2005 at a fixed interest rate to the financial institution. Should interest rates decrease substantially, the Company has the option to pay a fee to the financial institution to cancel the commitment.
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Technologies to implement a comprehensive corporate compliance program. The penalties and fines described above were paid in the first quarter of 2005.
     In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission that Technologies was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2004 relating to Technologies’ participation in the E-Rate program were not significant.
     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel recently made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and are taking appropriate corrective measures with respect to these potential variances. In the second quarter, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006. There can be no assurance that the contract will be renewed at that time. Further, there can be no assurance that the existence or disclosure of our noncompliance will not cause additional competitive or other harm to the Company.
     During the quarter ended September 30, 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes), net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a jury rendered a verdict against Inter-Tel in the net amount of approximately $7.4 million in the Florida trial. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus legal costs incurred in the third quarter. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million subsequent to September 30, 2005 in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above.
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
     Revenue Recognition. In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” The Company applies the provisions of SAB 104 to all revenue transactions. SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinded the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, decreased from 5.32% at December 31, 2004 to 5.27% at September 30, 2005, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.
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
     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of September 30, 2005, Inter-Tel had gross goodwill of $31.7 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition through September 30, 2005 and five in 2004 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with

SFAS No. 141.
     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2004 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At September 30, 2005 and December 31, 2004, $24.6 million and $17.8 million, respectively, of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Resale of Local, Long Distance and Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2004, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices in determining that no impairment had occurred. This allocated market capitalization value far exceeded the net carrying value of the goodwill included in the financial statements. Therefore, the second step for potential impairment was unnecessary.
     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of September 30, 2005, Inter-Tel had gross purchased intangible assets of $36.1 million and accumulated amortization of $11.3 million.
     At September 30, 2005 and December 31, 2004, goodwill, net of accumulated amortization, totaled $26.7 million and $19.9 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $24.8 million at September 30, 2005 and $11.0 million at December 31, 2004. Accumulated amortization through September 30, 2005 was $16.3 million, including $5.0 million of accumulated amortization attributable to goodwill and $11.3 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2004 was $13.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $8.1 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At September 30, 2005, our allowance for doubtful accounts for accounts receivable were $8.5 million of our $51.5 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at September 30, 2005, management did not believe that the ultimate impact of various unaccrued claims and pending litigation would have a materially adverse impact on the financial position of the Company. Also, refer to Note A to the Condensed Consolidated Financial Statements for details of specific contingencies.
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
Risks Related to Our Business
Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.
     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:
•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effect of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact on our business of the E-Rate settlement, possible FCC debarment, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	the potential impact of new accounting pronouncements such as FAS 123R;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
     In addition, we have historically operated with a relatively small backlog (excluding our contractual maintenance arrangements), with sales and operating results in any quarter depending principally on orders booked and shipped in that quarter. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as business communications systems and associated call processing and voice processing software applications depends largely on general economic conditions and can vary significantly as a result of changing conditions in the economy as a whole, as well as heightened competitive pressures. We cannot assure you that we can continue to be successful operating with a small backlog or whether historical backlog trends will continue in the future.
     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers, including dealers from our acquired Lake operations, typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the recent past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results would suffer unless we significantly increased sales to new customers. Moreover, particularly in an environment of fluctuating interest rates, the timing and profitability of lease resales from quarter to quarter could impact operating results. Long distance and DataNet sales, which typically carry lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales, although gross margins may fluctuate in these divisions from period to period. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales or if gross margins from this division decline. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter, and net sales for the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.
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
     Over the past 18 to 24 months, we have introduced a number of new products and platforms, including: Enterprise® Conferencing and Enterprise® Instant Messaging software, a SIP-based web and audio conferencing application; Inter-Tel Webconferencing and Inter-Tel Remote support (collaboration) solutions; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; the Inter-Tel 5000 Network Communications Platform; enhanced convergence features on the Axxess system; integrated web collaboration and video conferencing capabilities into our Unified Communicator application, and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, including the Axxess system, the Inter-Tel 5000 Network Communications products, the Unified Communicator products, Call Center Suite ACD products, the Linktivity and Enterprise Conferencing collaboration technology, the Lake Communications converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.
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
     The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:
•	PABX, converged systems and IP-PBX providers, distributors, or resellers such as Alcatel, Altigen, Avaya, Cisco Systems, Comdial, 3Com, EADS Telecom, Iwatsu, Interactive Intelligence, Lucky Goldstar, Mitel, NEC, Nortel, Panasonic, Samsung, ShoreTel, Siemens, Toshiba, Vertical Networks/ArtiSoft and Vodavi;

•	large data routing and convergence companies such as 3Com, Adtran and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	web collaboration product and service providers, such as Centra, eDial (a division of Alcatel), IBM, Microsoft, Raindance Communications, and WebEx;

•	hosting service providers such as Layered Technologies and Vonage using servers to host call processing functions that have traditionally been owned by customers;

•	long distance services providers such as AT&T, MCI, Qwest and Sprint;

•	large computer and software corporations such as IBM, HP, Intel and Microsoft;

•	peer-to-peer softphone services such as Skype (which recently announced an agreement to be acquired by eBay);

•	regional Bell operating companies, or RBOCs, competitive local exchange companies (CLECs); cable television companies, IP Centrex service providers, and satellite and other wireless and wireline broadband service providers offering IP centrex services such as AT&T, Covad, Level-3, Qwest, SBC, and Time-Warner Telecom; and

•	independent leasing companies that provide telecom equipment financing.
     These and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements. Strategic relationships and business combinations could increase our competitors’ ability to address customer needs with their product and service offerings that are broader than the product and service offerings we provide.
     Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully, particularly as the market for IP network voice communications evolves and competitors like Cisco become more prominent in our industry. Compared to us, our competitors may be able to:

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
     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot be sure we will be able to match cost reductions by our competitors. In recent periods, due to competitive pressures, we have discounted pricing on our telephone systems and offered promotions and these actions have negatively impacted our revenues, gross margins and operating results. In addition, we believe there is likely to be further consolidation in our markets, which could lead to having even larger and more formidable competition and other forms of competition that could cause our business to suffer.
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
     Due to the complexity of our products and software, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products and software on a regular and timely basis, customer demand for our products and software could decline, which would harm our business. For instance, we believe that a delay in connection with our release of the Inter-Tel 5000 Network Communications Platform may have unfavorably impacted our sales efforts in the first nine months of 2005.
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
     Our success depends in part upon protecting our proprietary technology. We currently hold forty-one (41) U.S. issued patents and forty (40) foreign issued patents for telecommunication and messaging products, systems and processes. There are sixteen (16) pending U.S. and eleven (11) pending foreign patent applications that may mature to enforceable patents. We also rely on copyright and trade secret law and contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.
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
     We currently obtain certain key components for our communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components. We currently manufacture our products, including products manufactured for Lake, through third-party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future.
     Our reliance on third party manufacturers and OEM partners involves a number of additional risks, including reduced control over delivery schedules, quality assurance and costs. Our business may be harmed by any delay in delivery or any shortage of supply of components or finished goods from a supplier caused by any number of factors, including but not limited to the acquisition of the vendor by another company. Our business may also be harmed if we are unable to develop alternative or additional supply sources as necessary. To date, we have been able to obtain supplies of components and products in a timely manner even though we do not have long-term supply contracts with any of our contract manufacturers. However, we cannot assure you we will be able to continue to obtain components or finished goods in sufficient quantities or quality or on favorable pricing or delivery terms in the future.
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
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies agreed to pay a penalty of $6,740,450 and forego the collection of certain accounts receivable of $259,540 related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies agreed to pay a fine of $1,721,000 and observe a three-year probationary period, which will, among other things, require Technologies to implement a comprehensive corporate compliance program. The penalties and fines described above were paid during the first quarter of 2005.
     In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission that Technologies was temporarily suspended from participation in the E-Rate program pending a proposed debarment. Technologies has contested the scope and length of the proposed debarment from the E-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2004 relating to Technologies’ participation in the E-Rate program were not significant.
     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel recently made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and are taking appropriate corrective measures with respect to these potential variances. In the second quarter, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006. There can be no assurance that the contract will be renewed at that time. Further, there can be no assurance that the existence or disclosure of our noncompliance will not cause additional competitive or other harm to the Company.
We have been involved in legal disputes, which have resulted in a jury verdict, legal settlement and associated legal costs, which may cause further competitive and financial harm to our business.
     During the quarter ended September 30, 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes), net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a jury rendered a verdict against Inter-Tel in the net amount of approximately $7.4 million in the Florida trial. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus legal costs incurred in the third quarter. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million subsequent to September 30, 2005 in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above.
     Inter-Tel is also subject to litigation in the ordinary course of business. We cannot assure you that any adverse outcome in connection with such litigation would not impair our business or financial condition.
Managing our international sales efforts may expose us to additional business risks, which may result in reduced sales or profitability in our international markets.
     We are currently expending resources to maintain and expand our international dealer network in the countries in which we already have a presence and in new countries and regions. International sales are subject to a number of risks, including changes in foreign government regulations and telecommunication standards, export license requirements, tariffs and taxes, other trade barriers, difficulties in protecting our intellectual property, fluctuations in currency exchange rates, difficulty in collecting receivables, difficulty in staffing and managing foreign operations, and political and economic instability. In particular, the continued hostilities in Iraq and turmoil in the Middle East and North Korea have created an uncertain international economic environment and we cannot predict the impact of these acts, any future terrorist acts or any related military action on our efforts to expand our international sales. Fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. In addition, the costs associated with developing international sales or an international dealer network may not be offset by increased sales in the short term, or at all. Any of these risks could cause our products to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country.
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
     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. Moreover, our operating results could be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from acquisitions identified in Note C to the Consolidated Financial Statements. We cannot assure you we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.
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
     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, sales functions, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality, improve controls and address software bugs. Over time, older versions of the software become less supported or unsupported by our vendors for financial and other reasons and eventually become obsolete. The primary supplier of our third-party applications, provides notice of the dates that the supplier will de-support the software and companies are expected to either make plans to upgrade to newer versions or operate without their support. While our primary third-party supplier and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straightforward as possible, we are subject to risks associated with the process, and in some cases we may choose to continue to utilize and maintain the unsupported third-party software using our own information systems personnel. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. There are risks associated with failing to apply necessary security upgrades intended to resolve vulnerabilities. While we strive to take necessary precautions and properly test security-related upgrades before applying these upgrades, we must weigh the risks of not applying the upgrade against the risks of vulnerabilities being exploited for malicious purposes by an outside entity. Should a security vulnerability be exploited, our systems could become unstable and/or data could be compromised, thereby adversely affecting our business. We expect to affect software upgrades in the future and cannot assure you these software upgrades or enhancements will operate as intended or be free from bugs or that we will be able to operate effectively using unsupported third-party software using our existing personnel and resources. If we are unable to successfully integrate new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.
Our stock price has been and may continue to be volatile, impairing your ability to sell your shares at or above purchase price.
     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•	announcements of developments relating to our business;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or sales of stock by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors, including product delays;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	the impact on our business of the E-Rate settlement, possible FCC debarment, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
Our CEO controls 19.8% of our Common Stock and is able to significantly influence matters requiring shareholder approval.
     Steven G. Mihaylo, Inter-Tel’s Chief Executive Officer and member of the Board of Directors, beneficially owned approximately 19.8% of the existing outstanding shares of the common stock of Inter-Tel as of September 30, 2005. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of delaying or preventing a change in control of Inter-Tel.
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
     The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will become widespread. Even if IP voice networks become more widespread in the future, we cannot assure that our products, including the IP telephony features of the Axxess systems and Inter-Tel 5000 Network Communication Solutions, our SIP/IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.
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
IMPACT OF FOREIGN CURRENCY RATE CHANGES. We invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact of foreign currency rate changes has historically been insignificant.

ITEM 4.	CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. Except as discussed in the following paragraph, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as designed are effective to give reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
     On February 28, 2005, the Company completed the acquisition of Lake. The recorded cost of the acquisition including capitalized transaction costs was $28.7 million. Net revenues from the Lake subsidiary included in the consolidated net income for the quarter were $7.9 million. See Note C to the Condensed Consolidated Financial Statements for further discussion of this acquisition. We have not completed our evaluation of the design and operation of the disclosure controls and procedures for this consolidated subsidiary as of September 30, 2005. We expect to complete such evaluation during 2006, as allowed by Securities and Exchange Commission rules.
     Changes in internal controls over financial reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, management did identify in the second quarter a control deficiency related to our compliance with certain terms included in our contract with the U.S. General Services Administration (GSA). We have implemented certain controls, primarily related to contract bidding and invoicing, and are continuing to refine our controls and processes for complying with the terms of the GSA agreement in order to correct the deficiency. See further discussion in Note A of notes to the Condensed Consolidated Financial Statements included herein.

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
Board Authorization to Repurchase up to $75 Million of Inter-Tel Stock. On February 15, 2005, Inter-Tel announced that its Board of Directors approved a stock repurchase program, with no stated expiration date, in which Inter-Tel may purchase up to $75 million of its Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. The Company repurchased 716,500 shares of its Common Stock pursuant to the Plan during the nine months ended September 30, 2005, but the Company did not repurchase shares of its Common Stock during the third fiscal quarter of 2005.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar Value)
	Number of	(b) Average	Shares (or Units)	of Shares (or Units) that
	Shares (or	Price Paid	Purchased as Part of	May Yet Be Purchased
	Units)	per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

April 1 to April 30	None	N/A	None
May 1 to May 31	716,500	$19.228	716,500
June 1 to June 30	None	N/A	None
July 1 to Sept. 30	None	N/A	None

Total	716,500	$19.228	716,500	$61,223,000 (1)

(1) On February 15, 2005, the Board of Directors approved and the Company announced a plan to repurchase up to $75 million of the common stock of the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — Not Applicable

ITEM 5.	OTHER INFORMATION — Not Applicable.

ITEM 6.	EXHIBITS:

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL, INCORPORATED

November 8, 2005	/s/ Steven G. Mihaylo

Steven G. Mihaylo Chief Executive Officer

November 8, 2005	/s/ Kurt R. Kneip

Kurt R. Kneip Senior Vice President and Chief Financial Officer