Form 10-K
period 2005-12-31
INTER TEL INC
filed 2006-03-16
CIK 350066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Commission file number 1-10211
INTER-TEL, INCORPORATED
(Exact name of registrant as specified in its charter)

Arizona (State or other jurisdiction of incorporation or organization)	86-0220994 (I.R.S. Employer Identification No.)

1615 S. 52nd Street Tempe, Arizona (Address of principal executive offices) (Registrant’s telephone number, including area code)	85281 (Zip Code) (480) 449-8900
Securities registered pursuant to Section 12(b) of the Act: NONE.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $485.3 million based on the closing sale price as reported on the Nasdaq National Market System. Shares of Common Stock held by each executive officer and director as of June 30, 2005 have been excluded in that such persons may be deemed to be affiliates.
     As of March 6, 2006, there were 26,368,701 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2005) are incorporated by reference in Part II and Part III of this Form 10-K.
INTER-TEL, INCORPORATED
2005 FORM 10-K ANNUAL REPORT

PART I
SAFE HARBOR STATEMENT
          We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans, objectives and results, among other things, and also include (without limitation) statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this Annual Report. It is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
          Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments thereto.
ITEM 1. BUSINESS
The Company
          Inter-Tel, Incorporated (“Inter-Tel” or the “Company”), incorporated in 1969, is a single-point-of-contact, full-service provider of IP and converged voice and data products and communications systems; applications utilizing networks and server-based, remote-control software to provide real-time communications and instantaneous, browser-to-browser Web conferencing and help desk support solutions; and a wide range of managed services, including voice and data network design and traffic provisioning, local and long distance calling services, custom application development, maintenance, leasing, and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations.
          Our common stock is quoted on the Nasdaq National Market under the symbol “INTL.” As of December 31, 2005, the Company employed approximately 2,000 communications professionals, and services its business customers through a network of sixty (60) company-owned, direct sales offices and a network of hundreds of authorized dealers and value-added resellers (VARs) primarily in the United States, UK, Ireland, South Africa and Australia. We also have a dealer in Japan. Our customer base is comprised primarily of small-to-medium sized domestic and international business enterprises, government agencies and nonprofit organizations. The Company’s Phoenix, Arizona sales facilities house its National, Government and Education Accounts division, as well as Inter-Tel’s Local, Long Distance and Network Services divisions. Our Engineering and Research & Development groups are in Chandler, Arizona, close to our wholesale distribution center in Tempe, which is the primary location from which we distribute products to our domestic direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies our dealers and distributors throughout the UK, other parts of Europe and South Africa. We also maintain research and development and software sales offices in Tucson, Arizona and in the United Kingdom.
          On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including Lake OfficeLink (branded Inter-Tel EncoreCX® in North America) and Lake Sigma (branded Sprint Connection Central® in

North America) products currently being distributed in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel and Sprint Products Group in the United States. Lake typically private-labels the products for the telecom operator and distributors to facilitate bundled equipment and services. Lake outsources its manufacturing to third-party suppliers. Lake maintains a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia. See Note C of the Notes to our Consolidated Financial Statements for additional information on the Lake Acquisition.
PRODUCTS AND SERVICES OFFERED TO INTER-TEL’S DISTRIBUTION NETWORKS
          With an established record of technological innovation and leadership over the last 36 years, Inter-Tel is focused on providing the enterprise communications market with converged and IP-centric communications platforms that seamlessly blend voice and data networks to afford our customers the competitive, cost-effective advantage of deploying the latest telecommunications technologies — as they need them to succeed. Our core products and services include Inter-Tel 5000® Network Communications Solutions, Inter-Tel Axxess®, Lake OfficeLink (branded Inter-Tel EncoreCX® in the US) and the Lake Sigma (branded Sprint Connection Central ® in the US) business communication systems; IP telephony products and services; audio-, video- and Web conferencing solutions; computer telephony (CT) applications; unified messaging and voice processing software. We also offer a complete line of managed services, local and long distance calling services; network design and implementation services; maintenance and support services; and leasing programs. In addition, we resell peripheral data and telecommunications products. Inter-Tel promotes its product offerings under the following categories: Communication Systems and Software; Presence, Collaboration, and Messaging applications; and Other Products and Services.
Communication Systems and Software
          Inter-Tel’s convergence approach to communications enables us to deliver dynamic, blended, custom-tailored communications solutions that address unique enterprise needs. As businesses move toward the converged communications model, a common concern remains how best to leverage existing hardware and software. Connectivity protocols— in particular, Session Initiation Protocol (SIP), an industry-standard for transmitting Voice over Internet Protocol (VoIP)—provide the architecture of how infrastructure and applications connect. SIP’s primary role is that of a communications path, connecting diverse communication tools so that they can “speak” to one another. SIP enables simple, flexible connectivity that allows infrastructures, applications and endpoints to interact in a standard manner.
          Standards-based convergence solutions enable businesses to maintain their current communications investments during their transition to the converged model. The open nature of SIP – versus proprietary systems — presents interoperability opportunities that make transport and connectivity transparent. SIP provides immediate impact and enhancement to existing communications platforms, leveraging the benefits of today’s integrated applications.
          Standards-based Architecture
          Inter-Tel is committed to developing standards-based IP telephony solutions to help its customers with the transition to a converged communications model and to allow our customers to leverage best-of-breed applications and devices. Our support of voice and data protocol standards allows our systems to effectively co-exist within the converged communications environment. The Company’s Computer Telephony Integration (CTI) interfaces, such as Inter-Tel Open Architecture Interface (OAI), TAPI Service Provider, Intel/Dialogic CT-Connect interface and Computer Supported Telephony Application (CSTA) Service Provider, allow for smooth integration with “off-the-shelf,” shrink-wrapped applications and custom-developed software packages that help organizations increase customer satisfaction and employee productivity.
          The flexibility of our desktop and system OAI allows for seamless integration of CT applications, customization and development, which protect our customers’ investments as technology evolves and their needs change. CSTA, TAPI and Intel/Dialogic CT-Connect allow our converged communications systems to integrate with Customer Relationship Management (CRM) database software applications to enhance telephony features such as screen pops and outbound dialing. Our Axxess communication platforms support Media Gateway Control Protocol (MGCP) and SIP, through which Axxess can interoperate with other industry-

standard devices to convert IP voice calls to standard telephone lines and to use standard SIP telephones as extension numbers on the system.
          Inter-Tel also supports the Institute of Electrical and Electronics Engineers’ (IEEE) 802.11a/b/g standards to leverage wireless technologies for mobile communications. Mobile customers can access system features from devices such as the Inter-Tel® Model 8601 SIP SoftPhone for Pocket PC, or Inter-Tel Models 8664 and 8665 wireless endpoints, within their enterprise’s 802.11 network. The IEEE standard 802.3af enables customers to implement Power over Ethernet (POE), eliminating the need to supply power to IP phones at their desktops. To provide improved voice quality on our multi-protocol IP endpoints, Inter-Tel also supports DiffServ; ToS; IEEE 802.1p packet prioritization; G.711 a-law, G.711 u-law and G.729a/b voice coders and de-coders; and 802.1Q Virtual Local Area Network (VLAN) identification.
          Other enabling technologies for advanced communications incorporated into Inter-Tel applications include Wireless Application Protocol (WAP) for devices such as Personal Data Assistants (PDAs) and cell phones, and ActiveX and the adoption of .NET, Microsoft’s development framework, which enables features such as screen pops in Web environments. Additionally, Inter-Tel continues to develop products that leverage Lightweight Directory Access Protocol (LDAP), a protocol for accessing database information in a standard format. With the launch of Inter-Tel 5000 Network Communications Solutions in 2005, we also now support T.38, a standard Fax over Internet Protocol.
          Axxess®Converged Communications System
          Scalable for small-to-medium and larger enterprises, the Axxess converged platforms provide integrated voice processing, IP telephony functionality and transparent networking throughout an organization. With an Inter-Tel® converged system, customers can choose between traditional T-1 lines, frame relay, managed bandwidth or the Internet to network up to 63 systems together with full-feature transparency. Our commercially available systems support up to 40,000 ports, which enable flexible growth options up to this level.
          The modular Axxess platform incorporates open interfaces, which enables seamless integration of computer telephony applications. The system can be tailored to how an organization does business, providing an enterprise with the flexibility it needs to modify its communications solution as the company grows or changes. The Axxess system combines IP, digital, analog and wireless into a single platform, giving customers a choice of technologies based on their needs. The distributed architecture enables the connectivity of several phones in an office or of hundreds of phones in a building or on a campus, as well as for telecommuting or remote associates in geographically dispersed offices. By using IP-based endpoints and data networks, all users have access to the system’s advanced features, such as Automated Call Distribution (ACD) hunt groups; call center applications, including call monitoring; paging zones; centralized attendants; conferencing; accessing voice mail; record-a-call and more. With Inter-Tel’s multipurpose IP Resource Card (IPRC), which supports up to 32 IP interfaces, customers can transparently network multiple locations over IP or frame-relay networks without the need for a separate gateway to connect IP endpoints or gateways.
          Inter-Tel’s Axxess v9.0 software offers private networking and IP endpoints on the same IPRC. Version 9.0 also features VLAN Tagging support for Inter-Tel® Model 8600, Model 8622, Model 8662 and Model 8690 IP endpoints. VLAN Tagging enables administrators to segment a single physical network into multiple virtual networks for simpler management, increased performance, improved voice quality and enhanced network security.
          Axxess v9.0 software also features “barge in” capabilities and an enhanced “silent monitor” feature to allow supervisors to monitor and participate in agent calls for quality assurance and training efforts when agents are located on a different network node. A number of diagnostic enhancements and administration and development tools are also included to streamline system management and increase the productivity of network administrators.
          Inter-Tel® 5000 Network Communications Solutions
          Designed for small- or medium-sized businesses with single or multiple sites, the family of Inter-Tel 5000 Network Communications Solutions is designed to enable enterprises to combine voice communications with data networks and applications for cost savings and infrastructure improvements. The platform delivers an integrated solution consisting of call processing; IP, digital and analog endpoints; digital and analog trunks; Auto Attendant software and voice mail.
          Released for general availability in the first half of 2005, the Inter-Tel® CS-5200 Communication Server originally supported 25 IP endpoints and four ports of built-in voice mail; the Inter-Tel® CS-5400 supported 110 IP endpoints and four ports of built-in voice mail. Also released in mid-2005, the Inter-Tel® DE-5200 Digital Expansion Interface can support up to 96 digital endpoints allowing existing Inter-Tel customers to migrate to the new Inter-Tel 5000 platform. The ability to support digital endpoints allows the Inter-Tel 5000 platform to support those customers that may not wish to move to IP telephony at this time, but wish to purchase a system with that advanced capability in the future. For larger applications, customers may add an external voice mail server in lieu of using the built-in voice mail.
          On December 12, 2005, the Company announced the release of its Inter-Tel 5000 Network Communications Solutions v1.2. Incorporating both the Model 5200 and 5400 systems, this latest software release offers a number of system upgrades, including increased capacity of the internal voice mail and auto attendant from four to eight built-in ports, and the addition of basic unified messaging to enable users to have voice messages forwarded to e-mail accounts; enhanced endpoint support, including integration of automatic NAT (network address translation) detection; and improved diagnostics.
          The design of Inter-Tel 5000 platforms provide for up to 63 servers to be transparently networked together. Inter-Tel 5000 servers come equipped and are licensed for networking right out of the box. They can be networked over T-1/PRI lines or over IP. The Inter-Tel 5000 also integrates with a wide range of the Company’s flexible IP, digital and wireless endpoints.
          Inter-Tel 7000 Network Communication Platform
          On January 19, 2006, Inter-Tel announced that it intended to introduce the Inter-Tel 7000 in the future. The Inter-Tel 7000 will be a pure IP platform that will be positioned to address medium- to large-sized businesses. The platform is being designed to be standards-based, and will feature embedded IP-enabled applications, including presence management capabilities. The Inter-Tel 7000 is being designed to be redundant and secure, and will deliver a robust suite of Inter-Tel’s business-enhancement solutions, such as collaboration, conferencing, contact center and mobility applications. Plans call for the Inter-Tel 7000 to eventually scale up to at least 2,500 endpoints on a single system. Plans also call for the Inter-Tel 7000 to interoperate with the company’s Inter-Tel® 5000 and Axxess® systems.
          Field trials are scheduled for mid-2006. Inter-Tel expects to distribute the Inter-Tel 7000 through both its direct and indirect sales channels.
          Lake OfficeLink and Sigma Converged Communications Systems
          The Lake OfficeLink (branded Inter-Tel EncoreCX in the US) is a converged voice and data system designed for retail or small, multi-branch businesses with up to 40 employees; home-based businesses; or large residential customers. This system includes feature-rich telephones that have large intuitive displays and allows customers to integrate a mix of standard analog devices, such as cordless telephones and fax machines. In addition, the system can be programmed and maintained remotely, minimizing costs associated with on-site technician visits.
          In 2005, Inter-Tel released Inter-Tel EncoreCX v3.0 software to support T-1/Primary Rate Interface (PRI) services, giving small business and large residential customers a choice to deploy a digital trunk connection (T-1 or PRI) instead of an analog trunk connection. This new version of software also offers customers additional bandwidth on network connections and Direct Inward Dial (DID) functionality, connecting callers directly with employees within the EncoreCX system.
          The Lake Sigma (branded Sprint Connection Central® in the US) is an integrated data and voice communication platform utilizing the EncoreCX technology that is designed to address micro-offices and home offices with up to 4 wired phones and 6 wireless phones. Sprint Products Group announced the private-labeled version of this product in November 2005.

          Endpoints
          Supported on both our Inter-Tel 5000 Network Communications Solutions and Axxess converged platforms, our suite of IP, wired and wireless endpoints deliver exceptional voice quality, powerful features and intuitive interfaces. Whether our customers’ associates are onsite, mobile, or working from remote locations, our endpoints help them perform their functions with continuity as if they were all in the same location. Inter-Tel’s wired IP endpoints support both Inter-Tel IP Protocol and Session Initiation Protocol (SIP).
          Inter-Tel wireless endpoints include the Model 8664, Model 8665 and Inter-Tel softphones – a software application that replaces the need for a physical desk phone – including the Inter-Tel® Model 8601 SIP SoftPhone for Pocket PC. Users can receive and initiate calls and access features and messages from their PDA or laptop within an 802.11 wireless network. The Inter-Tel® Model 8602 IP SoftPhone, which was released in January 2006, enables a user’s PC to serve as a fully functioning business telephone, provided the PC is connected to a broadband connection or better. Model 8602 features a screen-based interface that works similar to a physical telephone.
          Additionally, Inter-Tel’s Model 8690 multi-protocol, multimedia endpoint enables users to access system features and integrated Unified Communicator® software, as well as manage messages via a touch-screen. Model 8690 allows users to initiate, hold, transfer and conference calls with the touch-screen interface. The Integrated Unified Communicator software enables users to control their presence and availability status, monitor the status of coworkers, speed-dial contacts, conference associates and clients, and view call history and messages.
          To complement our Inter-Tel 5000 Network Communications Solutions and Axxess converged systems, we offer a variety of full-featured digital endpoints. Inter-Tel’s digital phones deliver exceptional voice quality, advanced digital features and a range of programmable keys for high-speed, high-quality call processing. The user-friendly, liquid crystal display (LCD) monitor on the phone’s faceplate leads users through system features and capabilities. Menu-driven, one-touch “soft keys” reduce the time it takes to initiate and receive calls, retrieve messages, leave messages and access features.
Presence, Collaboration & Messaging Applications
          Inter-Tel provides a variety of applications designed to streamline the communications process for business use, enhanced productivity and operational performance. Connectivity is the key, and our powerful suite of Presence, Collaboration and Messaging applications enable businesses with single or multiple locations to stay connected 24/7 to customers, vendors, and on-site and mobile associates. These tools help employees control how, when and where they communicate; enable real-time interaction among two or more people; and facilitate the exchange of information between individuals or groups, no matter the time of day or geographic location. Inter-Tel offers flexible choices to provide channels of communication that facilitate audioconferencing and real-time document sharing; automate repetitive tasks; enable call-handling tasks from a personal computer; generate historical and real-time call statistics; enable intelligent call routing; manage communications using a Web browser or WAP device and more. Specific applications are highlighted in detail below.
          Attendant Console
          Attendant Console’s unique, user-friendly interface allows users to view the real-time status of other employees. Knowledge of station and hunt group status, such as “busy” or “available,” Do-Not-Disturb messages and forwarding information allow attendants to quickly process calls via touch screen, mouse or keyboard.
          Connection Assistant®
          Connection Assistant is designed to enhance work group productivity and provide customers with personalized service through the use of screen pops of key client/customer information to the desktop or through a Web browser. It provides group members with the ability to view the status of and quickly call colleagues; automatically receive and display call notes; pick up inbound calls; and perform blind or screened transfers. Additionally, Connection Assistant provides users with control of their extensions to better manage communications. Using a rules-based system, users can assign actions to specific events occurring at their extensions, such as diverting unidentified calls or those from a particular number to another extension or voice mail.
          Contact Center Suite
          Contact Center Suite (CCS) is a collection of modular computer telephony software applications that help organizations optimize call center and work group performance. Combined with a flexible infrastructure, the suite of applications encompasses management tools for reporting and activity monitoring, plus agent and work group tools to aid in increasing productivity and delivering consistent customer service.
          The latest version (4.0) of Inter-Tel’s Contact Center Suite, which is planned for release in early 2006, includes several significant enhancements to earlier releases of this popular and powerful software. Internal Call Modeling allows for new activity reporting and intelligent routing capabilities of internal calls, enabling managers to monitor the performance of internal support departments — both historically and in real-time — as well as to automatically manage their call traffic. CallViewer provides enhanced user functionality and customization capabilities, including changeable user interface styles, DSS buttons, integrated call logger and personal call router. Users can now easily modify the Back2Agent Routing, which provides intelligent routing capabilities so users can automatically route calls and e-mails, from identified parties, back to the last agent or extension the person was in contact with, improving call-handling times and enhancing customer service.
          Media Blending creates a single queue for managing and routing voice calls, e-mail messages, faxes, and voice-mail messages to help improve the handling of these multi-media customer interactions. The version 4.0 Contact Center Suite now provides the same powerful real-time and historical reporting for e-mail messages, faxes, and voice mail messages, as historically available for voice calls. Live and Remote CCS Server Configuration allows system administrators to perform live maintenance on the CCS server without service interruption, as well as manage administration across multiple locations via remote access. Agent Help Support allows managers to monitor and react to the support needs of their staff in real-time when faced with a difficult call that requires the assistance of a manager.
          Enterprise®Conferencing
          Enterprise Conferencing is a SIP-based audioconferencing and web presentation solution. This collaboration tool features an intuitive, browser-based control interface, which allows users to create and manage conferences, meetings, training sessions and more. Call leaders can navigate the interface to perform various tasks using drop-down menus, type-in text fields and check boxes to set up and notify participants of conference details. When a conference is in progress, the leader has control over each call participant. Call control buttons allow the call leader to mute, hold and drop individuals or the collective group of participants.
          Enterprise Conferencing also allows users to instantly set-up presentations, Webinars, or training sessions that require little coordination. Call leaders can present information to fellow coworkers, customers or vendors, allowing customers to reduce travel expenses.
          Enterprise® Instant Messaging
          This browser-based instant messaging (IM) tool for the business environment seamlessly integrates with Enterprise Conferencing. The intuitive user interface enables users to create a list of contacts or groups to more efficiently communicate. From the same interface, users can send e-mails or conduct business chat sessions, as well as send documents to quickly address changing business situations. This solution enables busy employees to better manage their workflow and respond to imperative business matters. When integrated with Enterprise Conferencing, users can quickly escalate IM sessions into conference calls and Web presentation sessions.
          Inter-Tel Enterprise Messaging
          Inter-Tel’s Enterprise Messaging platform was released in mid-2005. This new voice processing and unified messaging platform added speech-recognition and text-to-speech capabilities to Inter-Tel’s existing voice processing feature set. The new capabilities include voice directory, email reader, and voice navigation. The next-generation platform is built on industry-standard IMAP message stores and LDAP user configuration databases.

          Inter-Tel Audio and Web Conferencing
          Inter-Tel’s new Audio and Web Conferencing v2.0 is scheduled for release in early 2006. The Audio and Web Conferencing product integrates our current Enterprise Conferencing v1.1 audioconferencing software with Inter-Tel’s Linktivity Web Conferencing Collaboration technology. This new release enhances the Enterprise Conferencing product by adding application sharing, desk-top video, co-browsing, chat, polling, and many other rich collaboration features.
          Web Conferencing
          At the end of January 2006, Inter-Tel released Web Conferencing v4.5, which offers additional enhancements to the already existing feature set in this web-based, real-time web conferencing and collaboration solution. Web Conferencing v4.5 also includes several new features — such as Voice Chat, Recurring Meeting, User Interface Wizard and Customized E-Mail Invite — designed to improve usability and give customers the flexibility to tailor and personalize the product for their specific needs.
          Remote Support
          Inter-Tel also released Remote Support v4.5 at the end of January 2006, which offers additional enhancements to the existing application of server-based collaboration and control products. The software is designed to help customers improve their support and online sales environments. Remote Support v4.5 also includes new features such as Voice Chat, User Interface Wizard, Customized E-Mail Invite and a more flexible licensing scheme to provide customers with improved support functionality and unique service branding opportunities for their company.
          System Manager
          System Manager software is a network management system for the Inter-Tel Axxess and Inter-Tel 5000 platforms. It unites Inter-Tel’s diverse product line into a family of products that can be viewed, programmed, managed and diagnosed through a single interface. System Manager is designed to help reduce the cost and overall complexity of operating the system.
          Telephony Manager
          Many businesses use Microsoft® Customer Relationship Management (CRM) software to manage customer account information and make informed business decisions. Telephony Manager automatically links incoming customer calls to a company’s MSCRM database via Automatic Number Identification (ANI), screen-popping customer information to sales and support personnel for the provision of superior customer service. Telephony Manager allows employees to transfer, conference or record calls from the MSCRM interface, as well as provide their current availability to colleagues for better collaboration and workflow.
          Telephony Manager was jointly developed with ePartners, a national reseller of Microsoft CRM software. Inter-Tel’s contractual relationship is structured around a referral program for sales of both the Telephony Manager and Microsoft CRM software.
          Unified Communicator®
          Released in 2005, Unified Communicator v3.0 software provides customers with control of their endpoints and desktop environment through multiple user interfaces, including speech recognition, touch-tone, PC Web browser and WAP devices. Users can manage their presence by controlling how and where they can be reached by routing calls to their current location or forwarding them to a specified number. They can access their personal address book and the System Directory, control availability and location, check availability of colleagues and initiate calls from a Web browser or WAP-enabled device. Bundled together with Inter-Tel’s SIP Server v1.1 software, the two applications provide an integrated SIP and presence management platform through which mobile customers can manage communications via speech recognition or with a touch-tone phone if a Web browser is unavailable.
          The v3.0 software integrates Inter-Tel’s web conferencing and desk-top video capabilities with Unified Communicator’s presence management features to provide a powerful user web portal. This latest version enables users to initiate ad hoc Web collaboration meetings with colleagues and clients; share their desktops and applications to discuss business matters, training or customer support; and illustrate or “whiteboard” ideas or concepts with customers and coworkers.
          Unified Messaging
          Designed to run in a Microsoft® Windows® environment, our Unified Messaging software combines e-mail, voice mail and fax into a single mail management program. Depending on the level of integration customers choose, messages are either converted to standard file formats or seamlessly integrated so that users can view, access and process messages through a variety of devices, including Microsoft’s® Exchange messaging application, Lotus Notes® and cc:Mail™, and Novell’s GroupWise®, as well as other Internet mail applications.
          Voice Processing
          Designed to integrate with the Inter-Tel 5000 and 7000 Network Communications Solutions and Axxess platforms, our Voice Processing system provides an Automated Attendant feature that automatically guides callers to the person or information they need. This feature answers incoming calls, transfers calls, records messages, screens calls and returns calls using caller identification software. Voice Processing also provides other call-handling functions, including Call Routing Announcements and voice mail. Voice mail messages can be retrieved with the Voice Processing system from any location using a touch-tone phone.
Other Products and Services
          Managed Services
          Merging business and technology based on a company’s unique business model, Inter-Tel’s Managed Services program is designed to address and protect the Total Cost of Ownership of an enterprise’s communications investment. Because of the modular design of our systems and the high level of software content in our products, customers can readily increase the size and functionality of their systems as their needs change. Our industry-leading program offers customers a single-source of technologically advanced business solutions for professional services; provisioning and facilities management; and customized applications to improve business processes and enhance their total return on investment, while increasing productivity and profitability. We couple this solutions-oriented approach with a high level of customer service and support along with a strong commitment to quality throughout our operations.
          We believe our customers prefer to purchase business communications systems and services from a single-source because of the convenience, consistency of service, ease of upgrade, availability of financing alternatives and confidence in the performance of integrated systems. Inter-Tel incorporates all of this into a total solutions package that includes the following services, which are available separately, as well, for customers to purchase.
          Network, Local and Long Distance Services
          Customers who desire the convenience of acquiring long distance and other related calling services through the same vendor they use to purchase their telephony equipment and services can do so with Inter-Tel. Through our subsidiary, Inter-Tel NetSolutions®, we resell a variety of telecommunications services, including local communications services; domestic and international long-distance services; calling card services; 800 services; dedicated data services; Internet, frame-relay and voice and videoconferencing; disaster recovery solutions; and network monitoring and management. We resell these services through our agreements with major U.S. long-distance carriers. These services are then billed to the end-user customer by Inter-Tel NetSolutions®.
          Through Inter-Tel’s Network Services Agency (INSA) division, we sell services as an agent of various Regional Bell Operating Companies (RBOCs) and Competitive Local Exchange Carriers (CLECs). These services primarily include local communications services, data services and Internet access. The Local Exchange Carrier (LEC) or CLEC bills these services to the end user and INSA receives compensation from the provider for marketing these services.

          As a telephony manufacturer that offers both local and long-distance service, we support telecommunications applications such as T-1 access for incoming toll-free traffic at call centers; switched long distance; frame-relay networks linking together multiple offices of an enterprise; and intra-and interstate long distance.
          Networking Technologies Integration
          Inter-Tel’s DataNet division designs, installs and supports an integrated, comprehensive solution for our customers’ complex data and telecommunications LAN, WAN, or Storage Area Networks (SANs).
          By forming relationships with major manufacturers of hardware and software technologies, Inter-Tel provides the routers, Asynchronous Transfer Mode (ATM), LAN and WAN switches, wireless WAN connections, file servers, intelligent hubs and other devices required for a customer’s intranet or access to the Internet. We offer pre-sale design support, project coordination and installation support on our full line of server-based telephony products and IP telephony products and services.
          Leasing Services
          Inter-Tel offers its TotalSolutionSM program through our subsidiary, Inter-Tel Leasing, Inc. The TotalSolutionSM program enables end users to acquire a full range of business communications systems and applications designed and manufactured by Inter-Tel, as well as maintenance and support services. This program provides a total-system financing package to the customer at a set monthly cost, with system expansion available for an additional fee. The typical TotalSolutionSM contract has a term of 60 months and allows the customer to renew at a specified price for up to an additional 36 months.
          Inter-Tel also offers a line of low-cost, lease-purchase financing. Lease terms range from 24 to 84 months with $1.00, fixed and fair market value purchase options. Inter-Tel can also customize financing packages to suit customers with special financial needs. Customers are able to lease directly from Inter-Tel or an authorized third-party leasing company supporting an Inter-Tel dealer, thereby allowing us, or one of our dealers to maintain a direct relationship with our customers. This direct relationship allows Inter-Tel to provide customers with maintenance and support services and information regarding other Inter-Tel products and services.
          Peripheral Products
          Through our CommSource® division, Inter-Tel distributes peripheral telecommunications products, applications and services developed by third parties to our direct sales offices, dealers and VARs. We offer a selection of products including analog and cordless telephones; audioconferencing bridges and accessories; call accounting; call logging/recording; computer telephony products; data equipment; headsets; installation equipment; message-on-hold; paging equipment; power protection and backup; premise wireless and videoconferencing systems; and other accessories. CommSource® sells and distributes products we have endorsed as leading communications peripherals widely deployed within organizations, many of which interface with our telephone systems.
SALES AND DISTRIBUTION
          We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting entrepreneurs, small-to-medium enterprises, service organizations and governmental agencies. As of March 1, 2006, we had sixty (60) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States that purchase directly from us or through distributors. Included in our sales office in Phoenix is the primary location for our national, government and education accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In February 2006, we made a strategic change relative to our sales channels. Prior to 2006, the retail and wholesale sales functions were managed separately. In an effort to provide higher levels of support and cooperation between all channels, the two sales channels now both report to our vice president of sales. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK, Europe, and South Africa. We also have a dealer in Japan. We also maintain research and development and software sales offices in Tucson, Arizona, Frederick, Maryland, Washington DC, and in the United Kingdom. Further, as a result of the Lake acquisition in March 2005, we maintain a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.
Distribution Channels
          Our success depends in part upon the strength of our distribution channels and our ability to maintain close access to our end user customers through our distribution channels. In recent periods, we have sought to improve our access to end users through strategic acquisitions of resellers of telephony products and services, some of which are located in markets in which we have existing direct sales offices. As of December 31, 2005, Inter-Tel’s direct sales office personnel and national, government and education accounts personnel consisted of 1,050 and 61 persons, respectively.
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
          We offer additional incentives, programs and support resources to dealers that agree to sell Inter-Tel systems and solutions on an exclusive basis under our exclusive business partner program. This program was designed to reward dealers which sell only Inter-Tel products to all new prospects and seek to upgrade their non-Inter-Tel customer base. For this commitment from the dealers, we have offered our expertise to help them manage their businesses, including operational business reviews, shared human resource forms and policies, additional sales, marketing and training support, enhanced co-op benefits, and special sales promotions and awards. In addition, we allow exclusive dealers to use our branch sales offices and demonstration rooms to help them in the sales process.
National, Government and Education Accounts
          Inter-Tel’s National, Government and Education Accounts Division (NGEA) services the following organizations: large commercial companies; the Federal Government and its agencies; state, municipal and local governments; and educational institutions throughout the United States. NGEA offers the full line of Inter-Tel converged communications solutions to its customers.
          NGEA support programs and Managed Services Rental Program, are comprehensive and flexible, providing companies, government agencies, and educational organizations technical solutions, with a level of support provided to allow them to concentrate on building future infrastructure needs, with support for previously installed products.
          During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through December 31, 2005. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate at December 31, 2005 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006, but we have requested and expect to receive a five-year contract extension.
Lease Financing Services
          Inter-Tel offers lease financing options, including its TotalSolutionSM (formerly TotaLease®) program through our subsidiary, Inter-Tel Leasing, Inc. and a line of low-cost lease purchase financing from Inter-Tel or an authorized third-party leasing company supporting Inter-Tel dealers. These programs enable end users to acquire a full range of telephony systems and applications designed and manufactured by Inter-Tel, as well as maintenance and support services. Please refer to “Leasing Services” in “PRODUCTS AND SERVICES” above for additional information regarding these programs.
International Sales
          We currently have dealers in North America, the UK, parts of Europe, Australia, Japan and South Africa, and we are currently working to expand our international dealer network. International sales, which include business communications systems and IP telephony and peripheral products, accounted for approximately 8.4% and 3.2% of our net sales in 2005 and 2004, respectively. In order to sell our products to customers in other countries, Inter-Tel must comply with local telecommunications standards. Our Inter-Tel 5000 Family of Network Communications Solutions, Axxess system and the Lake converged communications products can be modified using our software and hardware to facilitate compliance with these local regulations. In addition, the Inter-Tel Axxess and the Inter-Tel 5000 platforms have been designed to support multi-lingual functionality, and both platforms currently support American English, British English, Japanese and Spanish languages.
Customer Service and Support
          Customer service and support are critical components of customer satisfaction and the success of our business. We operate a technical support group that provides a range of support services to our distributors, dealers and end user customers through the Internet and through a toll-free telephone number. Inter-Tel provides on-site customer support through our direct sales offices and dealers and, using remote diagnostic procedures, we have the ability to detect and correct system problems from our technical support facilities. In the past several years, we greatly enhanced our Internet, intranet and extranet capabilities. Inter-Tel’s Web site is designed to offer our direct sales offices and dealer channel support for sales and technical support activities. Our Web site also offers a wide array of sales and technical information, including an on-line product and service catalog, efficient order processing, portable-document-format sales brochures, competitive information, on-line technical manuals and frequently-asked-questions on important topics. The Inter-Tel website also supports the ability to initiate and track the status of technical support tickets from our web site to help improve communication concerning the status of submitted tickets, and we have continued to develop and enhance our sales proposal platform. We also operate a centralized customer care center that receives service and small adds, moves and change (AMC) request calls from customers that have purchased communications systems from our direct sales offices and national, government and education accounts division. Personnel at the customer care center manage the scheduling and dispatching of technicians and quality of service to the customer. We intend to further develop our Web site to offer additional information and services and to allow customers to place service and AMC requests through our Web site. We analyze feedback from our customer service call records as consideration for product and service enhancements. Our direct sales offices and resellers can receive service activity reports summarizing the reasons that technicians are asking for assistance and common issues that give rise to technical inquiries, which allows our direct sales offices and resellers to track trends in their service operations and to thereby provide better customer service.
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

RESEARCH AND DEVELOPMENT
          We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess® system, including adding new applications, enhancing and developing new IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel’s research and development efforts have been focused on the development of the new Inter-Tel 5000 and 7000 Network Communications family of products, cost reductions of our multi-protocol IP endpoints, significant enhancements to our contact center applications, and the integration of the Linktivity web collaboration technology into many of our applications.
          As of December 31, 2005, we had a total of 344 personnel engaged in research and development and related technical service and support functions. Research and development expenses were $33,258,000; $28,815,000; and $21,978,000 in 2005, 2004, and 2003, respectively.
MANUFACTURING
          Inter-Tel manufactures substantially all of its systems through third party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce our communications systems, physical endpoints and printed circuit boards to our engineering specifications and designs. In some cases, our suppliers perform systems integration, software loads, perform functional tests and make final shipment. Jabil Circuit Inc., a multinational electronics company, currently manufactures a significant portion of our products, including substantially all of the printed circuit boards used in the Inter-Tel 5000 Network Communications Solutions and the Axxess platform, at Jabil Circuit’s Tempe, Arizona facility. We provide our manufacturing contractors with forecasted schedules of our manufacturing needs and revise the forecasts on a periodic basis. We continuously monitor the quality of the products produced on our behalf by our manufacturing subcontractors.
COMPETITION
          The market for our products is highly competitive and has in recent periods been characterized by rapid technological change, business consolidations and decreasing prices. Competitors for our converged communication products geared toward the enterprise market include Avaya, Nortel Networks, 3Com, Adtran, Alcatel, Altigen, Cisco Systems, Comdial, Iwatsu America, Inc., Mitel Networks, NEC Corporation, Panasonic, Shoreline, Siemens, Toshiba and Vodavi, among numerous other resellers of these and similar products. Several of these competitors have been active in developing and marketing IP networking products and have established relationships with customers within their markets. Microsoft offers the Microsoft Live Communications Server, which is proprietary software that facilitates voice communication and collaboration over IP networks. This platform could be further enhanced in the future to compete with our IP convergence products. We also compete against the RBOCs, which typically offer systems produced by one or more of our competitors listed above and also typically offer Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company’s central office. We also compete with RBOC’s and next-generation service providers, such as DSL providers and cable companies, that offer IP Centrex services as well as bundled telephony and data services in an application service provider telephony model.
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
          Key competitive factors in the sale of converged communications systems and related applications include price, performance, features, reliability, service and support, brand recognition and distribution capability. We believe that we compete favorably in certain of our markets with respect to the price, performance and features of our systems, as well as the level of service and support that we provide to our customers. However, certain of our competitors have significantly greater resources, brand recognition and distribution capabilities than we do.
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
INTELLECTUAL PROPERTY RIGHTS
          Our success depends upon the protection of our proprietary technology. As of December 31, 2005, we held 40 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. We also currently hold 18 pending U.S. patent applications and several pending foreign patent applications that may mature to enforceable patents. We also rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.
EMPLOYEES
          As of December 31, 2005, we had a total of 2,016 employees, of whom 677 were engaged in sales, marketing and customer support; 291 in direct sales office administrative, wholesale administrative and other management personnel; 576 in manufacturing, quality and related operations, including direct sales office operations personnel; 344 in research and development and related technical service and support functions; and 128 in finance, information systems, administration and executive management. We believe our relations with our employees are good.
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
ITEM 1A. RISK FACTORS
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
Risks Related to Our Business
Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.
          Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:
•	volume and timing of orders received during the quarter;
•	gross margin fluctuations associated with the mix of products sold;
•	the mix of distribution channels;
•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;
•	the timing of new product announcements and releases by us and our competitors and other competitive factors;
•	pricing pressures;
•	the cost and effects of acquisitions;
•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;
•	the impact on our business of the e-Rate settlement, possible FCC debarment, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;
•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;
•	the potential impact of new accounting pronouncements such as FAS 123R;
•	national and regional weather patterns; and
•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
          In addition, we have historically operated with a relatively small backlog (excluding our contractual maintenance arrangements and contracts associated with long distance resale activity), with sales and operating results in any quarter depending principally on orders booked and shipped in that quarter. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as business communications systems and associated call processing and voice processing software applications depends largely on general economic conditions and can vary significantly as a result of changing conditions in the economy as a whole, as well as heightened competitive pressures. We cannot assure you that we can continue to be successful operating with a small backlog or whether historical backlog trends will continue in the future.
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
          The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services, and develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance and on a timely basis, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. Problems and delays associated with new product development have in the past contributed to lost sales. In particular, we believe that the delayed roll-out of the Inter-Tel 5000 Network Communication Platform contributed to lost sales in 2005. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete. This could lead to write-downs of inventory that could be material to our results of operations.
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
Our future success largely depends on increased commercial acceptance of our Inter-Tel 5000 and 7000 Network Communications Solutions, Axxess® system, the Lake OfficeLink product (branded EncoreCX® in North America), the Lake Sigma product (branded Sprint Connection CentralTM in North America), speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, and related computer-telephony products.
          Over the past two years, we have introduced a number of new products and platforms, including: Enterprise® Conferencing and Enterprise® Instant Messaging software, a SIP-based web and audio conferencing application; Inter-Tel Webconferencing and Inter-Tel Remote support (collaboration) solutions; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; the Inter-Tel 5000 Network Communications Platform and updates; enhanced convergence features on the Axxess system; integrated web collaboration and video conferencing capabilities into our Unified Communicator® application, and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, including the Axxess system, the Inter-Tel 5000 and 7000 Network Communications products, the Unified Communicator® products, Call Center Suite ACD products, the Linktivity and Enterprise Conferencing collaboration technology, the Lake Communications converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.
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
          The markets for our products and services are extremely competitive and we expect competition to increase in the future. Our current and potential competitors in our primary business segments include:
•	PABX, converged systems and IP-PBX providers, distributors, or resellers such as Adtran, Alcatel, Altigen, Avaya, Cisco Systems, 3Com, EADS Telecom, Iwatsu, Interactive Intelligence, Lucky Goldstar, Mitel, NEC, Nortel, Panasonic, Samsung, ShoreTel, Siemens, Toshiba, Vertical Networks/ArtiSoft/Comdial and Vodavi;
•	large data routing and convergence companies such as 3Com, Adtran and Cisco Systems;
•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);
•	web collaboration product and service providers, such as Centra, eDial (a division of Alcatel), IBM, Microsoft, Raindance Communications, and WebEx;
•	hosting service providers such as Layered Technologies and Vonage using servers to host call processing functions that have traditionally been owned by customers;
•	long distance services providers such as AT&T, MCI, Qwest and Sprint;
•	large computer and software corporations such as IBM, HP, Intel and Microsoft;
•	peer-to-peer softphone services such as Skype (which recently announced an agreement to be acquired by eBay);
•	regional Bell operating companies, or RBOCs, competitive local exchange companies, or CLECs; cable television companies, IP Centrex service providers, and satellite and other wireless and wireline broadband service providers offering IP centrex services such as AT&T, Covad, Level-3, Qwest, SBC, and Time-Warner Telecom; and
•	independent leasing companies that provide telecom equipment financing.

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
          Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully, particularly as the market for IP network voice communications evolves and competitors like Cisco become more prominent in our industry. Compared to us, our competitors may be able to:
•	offer broader product and service offerings;
•	develop and expand their product and service offerings more quickly;
•	offer greater price discounts or make substantial product promotions;
•	adapt to new or emerging technologies and changing customer needs faster;
•	take advantage of acquisitions and other opportunities more readily;
•	negotiate more favorable licensing agreements with vendors;
•	devote greater resources to the marketing and sale of their products; and
•	address customers’ service-related issues more adequately.
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
The complexity of our products could cause delays in the development and release of new products and services. As a result, customer demand for our products could decline, which could harm our business. Additionally, changes in technology could render current inventories obsolete.
          Due to the complexity of our products and software, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products and software on a regular and timely basis, customer demand for our products and software could decline, which would harm our business. For instance, we believe that a delay in connection with our release of the Inter-Tel 5000 Network Communications Platform may have unfavorably impacted our sales efforts in 2005. Additionally, as technology changes and as we or our competitors release new products, there is a risk that our current products and inventories could become obsolete or excessive leading to write-downs of our inventory balances in amounts that could be material to our results of operations.
Our founder and former Chief Executive Officer controls approximately 19.7% of our Common Stock and may be able to exert significant influence over the Company.
     As of December 31, 2005, Steven G. Mihaylo, a shareholder and former member of Inter-Tel’s Board of Directors, beneficially owned approximately 19.7% of the existing outstanding shares of the common stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of Inter-Tel. On February 22, 2006, Mr. Mihaylo resigned as Chief Executive Officer of Inter-Tel, and on March 6, 2006, Mr. Mihaylo resigned as a director of Inter-Tel. As noted in a Form 13D filed by Mr. Mihaylo on March 6, 2006, Mr. Mihaylo is considering his alternatives with respect to the future of Inter-Tel and his investment therein. In that regard, Mr. Mihaylo has engaged legal counsel and RBC Capital Markets Corporation as financial advisor. In connection with his evaluation of alternatives, Mr. Mihaylo has stated that he may acquire additional shares of Common Stock or dispose of shares of Common Stock, or may suggest or propose to Inter-Tel’s management or Board, or take a position with respect to, an extraordinary corporate transaction, sale or transfer of assets of Inter-Tel, changes in the Board or management of Inter-Tel, changes in the capitalization of Inter-Tel, changes in Inter-Tel’s business or corporate structure and/or similar actions and transactions, including without limitation, a proposal to acquire Inter-Tel in a going private transaction, tender offer or similar transaction. In the event that Mr. Mihaylo chooses to pursue any of the aforementioned alternatives or otherwise utilize his influence over matters requiring shareholder approval, we cannot assure you that any actions undertaken by Mr. Mihaylo will be in the best interests of the Company or its other shareholders. Furthermore, if our Board of Directors determines that such actions are not in the best interests of the Company and its shareholders, we may decide to oppose any such efforts, and this may divert the attention of our Board of Directors and management from the conduct of the Company’s business and may cause us to incur significant legal, advisory and other expenses.
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
          In particular, in prior years our operating results were materially adversely affected by several of the factors described above, including substantial operating losses and impairment charges resulting from Executone. Refer to Note C to the Condensed Consolidated Financial Statements for additional information concerning our acquisitions.
          We completed one acquisition and one technology investment in 2003, four acquisitions and one technology investment in 2004 and one acquisition in 2005. In 2003, we acquired selected assets and assumed certain liabilities of a former Inter-Tel dealer and we acquired the rights to certain developed technology. In 2004, we acquired certain assets and assumed certain liabilities of four former Inter-Tel dealers. In addition, we completed one technology related acquisition, coupled with a license of technology in 2004. In March 2005, we acquired all of the outstanding stock of several related entities in Ireland. These entities are similar in nature to our wholesale operations and also include significant technology-related assets. These acquisitions are subject to risks and uncertainties including, but not limited to, those indicated above.
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
          Our success depends upon the protection of our proprietary technology. As of December 31, 2005, we held 40 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. There are 18 pending U.S. patent applications and several pending foreign patent applications that may mature to enforceable patents. We also rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.
          Any patent, trademark or copyright that we own or have applied for is subject to being invalidated, circumvented or challenged by a third party. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. The telecommunications and networking industries are heavily patented, and we cannot assure that the protection of our proprietary rights will be adequate or that competitors will not independently develop similar technology, duplicate our services, or design around any patents or other intellectual property rights we hold. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could be costly, absorb significant management time and harm our business.
          Many of our competitors have large patent portfolios, and we are or could become subject to third-party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to claims initiated by Avaya and Lucent, two of our primary competitors, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We have viewed presentations from Avaya and Lucent alleging that our Axxess business communications system, associated applications and related 3rd party products that we distribute utilize inventions covered by certain of their patents. We have also made claims against Avaya for infringement of our patents. We are continuing the process of investigating these matters. The ultimate outcomes by their nature are uncertain, and we cannot ensure that these matters, individually or collectively, would not have a material adverse impact on our financial position and future results of operations.
          When any such claims are asserted against us, among other means to resolve the dispute, we may seek to license the third party’s intellectual property rights. Purchasing such licenses can be expensive, and we cannot ensure that a license will be available on prices or other terms acceptable to us, if at all. Alternatively, we could resort to litigation to challenge such a claim. Litigation could require us to expend significant sums of cash and divert our management’s attention. In the event a court renders an enforceable decision with respect to our intellectual property, we may be required to pay significant damages, develop non-infringing technology, or acquire licenses to the technology subject to the alleged infringement. Any of these actions or outcomes could harm our business. If we are unable or choose not to license technology, or decide not to challenge a third-party’s rights, we could encounter substantial and costly delays in product introductions. These delays could result from efforts to design around asserted third-party rights or our discovery that the development, manufacture or sale of products requiring these licenses could be foreclosed.
Our reliance on a limited number of suppliers for key components and our dependence on contract manufacturers could impair our ability to manufacture and deliver our products and services in a timely and cost-effective manner.
          We currently obtain certain key components for our communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components, quality assurance and costs. We currently manufacture our products, including products manufactured for Lake, through third-party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. Jabil Circuit, Inc. currently manufactures a significant portion of our products at its Tempe, Arizona, facility, including substantially all of the printed circuit boards used in the Axxess systems and Inter-Tel 5000 systems. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future. If inventory levels are not adequately maintained and managed, we are at risk of not having the appropriate inventory quantities on hand to meet sales demand.
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
          On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “e-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the e-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
          In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission that Technologies was temporarily suspended from participation in the e-Rate program pending a final hearing to determine debarment. Technologies has contested the scope and length of the proposed debarment from the e-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2005 and 2004 relating to Technologies’ participation in the e-Rate program were not significant.
          The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.
          During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through December 31, 2005. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate at December 31, 2005 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006, but we have requested and expect to receive a five-year contract extension.
We have been involved in legal disputes, which have resulted in a jury verdict, legal settlement and associated legal costs, which may cause further competitive and financial harm to our business.
          During the quarter ended September 30, 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes), net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in the net amount of approximately $7.4 million. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus legal costs incurred in the third quarter. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. Any such similar litigation would subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
          Subsequent to December 31, 2005, the Company settled another legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus costs and related fourth quarter legal fees totaled $1.6 million. Additional legal fees and costs totaling approximately $1.2 million are expected to be recorded as period costs during the first quarter of 2006 relating to this matter.

          Inter-Tel is also subject to litigation in the ordinary course of business. We cannot assure you that any adverse outcome in connection with the litigation described above or ordinary course litigation would not materially impair our business or financial condition.
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
          In the past few years, we introduced IP telephony enhancements to the Axxess® system as well as presence management and collaboration applications, which are typically sold to larger customers at a higher average selling price and often represent a significant expenditure in communications infrastructure by the prospective enterprise customer. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer and along product lines. While our customers are evaluating our products before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. In addition, installation of multiple systems for large, multi-site customers may occur over an extended period of time, and depending on the contract terms with these customers, revenues may be recognized over more than one quarter, as systems are completed in separate phases and accepted by the customers. Consequently, if sales forecasted from such customers for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.
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
          Technology companies like ours have a history of using broad-based employee stock option programs to hire, provide incentives for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our Common Stock on the date of grant.
          In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the financial statements over the period during which employees are required to provide services based on their grant-date fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006.
          We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense for all unvested and partially vested stock options, employee stock purchase plan shares and restricted stock, if applicable, in the first quarter of 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. In addition, this new statement could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.
Risks Related to Our Industry
Reductions in spending on enterprise communications equipment may materially and adversely affect our business.
          The overall economic conditions of the last several years have had and may continue to have a harmful effect on the market for enterprise communications equipment. Our customers have reduced significantly their capital spending on communications equipment in an effort to reduce their own costs and bolster their revenues. The market for enterprise communications equipment may only grow at a modest rate or possibly not grow at all, and our financial performance has been and may continue to be materially and adversely affected by the reductions in spending on enterprise communications equipment.
The emerging market for IP network telephony is subject to market risks and uncertainties that could cause significant delays and expenses.
          The market for IP network voice communications products has begun to develop only recently, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will become widespread. Even if IP voice networks become more widespread in the future, we cannot assure that our products, including the IP telephony features of the Axxess systems, the Inter-Tel 5000 Network Communication Solutions, the upcoming Inter-Tel 7000 Network Communication Solutions, our SIP/IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.
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
          We are spending an increased amount of management time and external resources to comply with existing and changing laws, regulations and standards in general, and specifically relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB and Nasdaq Stock Market rules, as well as commercial dealings with other government entities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and by our independent auditors. We completed our documentation and testing of our internal control systems and procedures as required for 2004 and 2005. This process required us to hire additional personnel and use outside advisory services and resulted in additional accounting and legal expenses. The results of the documentation and testing for 2004 and 2005 indicated that we had adequate internal controls over financial reporting. However, if in the future our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of Inter-Tel may be adversely affected and could cause a decline in the market price or our stock. Failure to comply with other existing and changing laws, regulations and standards could also adversely affect the Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.

ITEM 2. PROPERTIES
          Our corporate headquarters in Tempe, Arizona is located in a 22,600 square foot building pursuant to a lease that expires in May 2008. Also in the Phoenix metropolitan area, we have 3 other locations totaling approximately 200,000 square feet which house our operations and primary distribution center, principal product development and support operations, direct sales functions, and administration and executive offices with leases that expire in March through May of 2008. We also own a 74,000 square foot facility located in Reno, Nevada, which includes portions of our credit and lease finance facilities, executive and administrative functions, a business development center, a customer care center and a sales office. We also lease sales and support offices and warehouses in a total of 66 locations in the United States and two in the United Kingdom and two in Ireland. Our aggregate monthly payments under these leases were approximately $641,000 at December 31, 2005. We believe our facilities will be adequate to meet our current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
          Inter-Tel Common Stock is traded over-the-counter (Nasdaq symbol: INTL) and since February 1983 has been included in the Nasdaq National Market System. As of March 3, 2006, there were 1,139 registered shareholders of record (excluding individual participants in securities positions listings) of our Common Stock. The following table sets forth high and low sales prices reported by Nasdaq for each quarter in the last two years.

2005	High	Low	2004	High	Low
First Quarter	$30.00	$24.36	First Quarter	$34.50	$24.40
Second Quarter	24.66	17.27	Second Quarter	33.00	20.80
Third Quarter	25.34	18.45	Third Quarter	24.93	18.74
Fourth Quarter	21.01	18.12	Fourth Quarter	30.78	21.83
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

Period	Q1	Q2	Q3	Q4	Totals

1997	—	—	—	$0.01	$0.01
1998	$0.01	$0.01	$0.01	$0.01	$0.04
1999	$0.01	$0.01	$0.01	$0.01	$0.04
2000	$0.01	$0.01	$0.01	$0.01	$0.04
2001	$0.01	$0.01	$0.01	$0.02	$0.05
2002	$0.02	$0.02	$0.03	$0.03	$0.10
2003	$0.03	$0.03	$0.06	$0.06	$0.18
2004	$0.06	$0.06	$0.07	$0.07	$0.26
2005 (1)	$0.08	$1.08	$0.08	$0.08	$1.32

(1)	One-Time Special Dividend. Included in the table above is the payment by Inter-Tel of a one-time special dividend of $1.00 per share effective for shareholders of record at March 31, 2005 and paid on or about April 15, 2005.
No Sales of Unregistered Securities
          We have not made any sales of unregistered securities during the past three years, except for sales of our common stock to employees exercising their stock options during the period prior to the effectiveness of a registration statement on Form S-8 relating to such sales.
Equity Compensation Plan Information
          Information regarding Inter-Tel’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plan, is set forth in the section entitled “Equity Compensation Plan Information” in Inter-Tel’s Notice of Annual Meeting of Shareholders and Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2005. The table required by Item 201(d) of Regulation S-K referred to under Item 12 herein is incorporated by reference to the proxy statement.

ITEM 6. SELECTED FINANCIAL DATA
Financial Summary
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 derived from our audited consolidated financial statements.
(In thousands, except
per share amounts and ratios)

	For the years ended December 31,
	2005		2004		2003		2002		2001
			Restated	(1)	Restated	(1)	Restated	(1)	Restated	(1)
Net Sales	$442,894		$416,768		$373,638		$381,292		$385,089
Cost of sales	216,584		195,318		176,763		186,983		211,161
Research and development	33,258		28,815		21,978		19,340		17,556
Selling, general and administrative	151,586		139,917		128,964		128,284		128,604
Amortization of goodwill	—		—		—		—		1,876
Amortization of purchased intangible assets	4,194		1,867		1,803		1,122		677
In-process research and development	2,600	(2)	—		—		—		—
Other charges	11,986	(2)	9,261	(3)	—		—		5,357	(5)

Operating income	22,686		41,590		44,130		45,563		19,858	(5)

Litigation settlement (net of costs except for taxes)	—		—		—		15,516	(4)	—
Write-down/recovery of investment in Inter-Tel.NET/Vianet	—		—		124		(1,200)		—
Interest and other income	4,073		2,654		1,683		1,936		1,081
Foreign currency transaction gains (losses)	215		(399)		18		330		(337)
Interest expense	(85)		(118)		(155)		(156)		(468)

Income before income taxes	26,889	(2)	43,727	(3)	45,800		61,989	(4)	20,134	(5)
Income taxes	9,035		16,514		17,165		23,454		7,444

Net income	$17,854	(2)	$27,213	(3)	$28,635		$38,535	(4)	$12,690	(5)
—

Net income per share
Basic	$0.68	(2)	$1.06	(3)	$1.14		$1.58	(4)	$0.52	(5)
Diluted	$0.66	(2)	$1.00	(3)	$1.08		$1.49	(4)	$0.50	(5)
—
Weighted average basic common shares	26,261		25,767		25,078		24,444		24,488
Weighted average diluted common shares	27,207		27,266		26,473		25,864		25,240

BALANCE SHEET DATA
Total assets	$396,268		$407,782		$360,594		$282,719		$226,961
Working capital	195,518		220,397		199,561		130,746		92,381
Shareholders’ equity	220,331		238,829		206,544		173,025		126,062

OTHER INFORMATION
Current ratio (current assets divided by current liabilities)	3.32		3.63		3.61		2.78		2.40
Dividends declared per share (6)	$1.32		$0.26		$0.18		$0.10		$0.05
Net cash provided by operating activities	$29,487		$54,550		$54,060		$77,151		$75,006

Notes to Financial Summary:
The following notes to the above summary schedule include non-GAAP financial information. In each note the non-GAAP information is reconciled to the GAAP financial information above. The Company uses such information in evaluating the core operating results of the Company and believes that such information may be useful to investors in evaluating our performance.

(1)	We have restated previously reported consolidated financial statements for years prior to 2005. Refer to Note A of Notes to our Consolidated Financial Statements for additional information regarding the restated financial statements.
(2)	2005 operating income included pre-tax charges and an in-process research and development write-off totaling $14.6 million, which reduced net income by $10.5 million, or $0.39 per diluted share after tax. The pre-tax charges reflected (a) the write-off of in-process research and development costs of $2.6 million in connection with the Lake acquisition in the first quarter of 2005, (b) a pre-tax legal judgment, legal settlement and related legal fees and expenses of $10.4 million in the third quarter of 2005, and (c) a litigation settlement and related legal fees and expenses of $1.6 million accrued in the fourth quarter of 2005. Without these charges, we would have reported net income of $28.3 million ($1.04 per diluted share) for the year ended December 31, 2005. Refer to Notes B and C of Notes to the Consolidated Financial Statements for additional information regarding these costs.
(3)	2004 operating income included a pre-tax charge of $9.3 million, which reduced net income by $9.0 million, or $0.33 per diluted share after tax. These pre-tax charges reflected the penalties, fines and legal costs associated with the e-Rate settlement announced in the fourth quarter. Without this charge, we would have reported net income of $36.2 million ($1.33 per diluted share) for the year ended December 31, 2004.
(4)	2002 income before taxes included $15.5 million of proceeds, net of related expenses from a binding arbitration settlement, which increased net income by $9.5 million, or $0.37 per share after tax. Without this settlement, we would have reported net income of $29.0 million ($1.12 per diluted share) for the year ended December 31, 2002.
(5)	2001 operating income included a pre-tax charge of $5.4 million, which reduced net income by $3.4 million, or $0.13 per share after tax. This pre-tax charge reflects the write-down of our investment in Inter-Tel.NET to net realizable value.
(6)	Includes one-time special dividend of $1.00 per share paid in April 2005 to shareholders of record on March 31, 2005.
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
          All comparisons to 2004 and prior years and all financial information for 2004 and prior years have been restated, as appropriate, as a result of restating our net sales and income tax provision for 2004 and prior years as discussed in Note A to the Consolidated Financial Statements.
Overview
          Inter-Tel (Nasdaq: INTL), incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:
•	Inter-Tel Axxess and Inter-Tel 5000 Network Communications Solutions converged voice and data business communication systems;
•	integrated voice mail, voice processing and unified messaging systems;
•	presence management, collaboration, and desk-to-desk video software applications;
•	managed services, including voice and data network design and traffic provisioning, custom application development, and financial solutions packages (leasing);
•	networking applications, including the design and implementation of voice and data networks,

•	maintenance and support services for our products;
•	Lake Communications converged voice and data business communication systems, including those sold in the United States under the Inter-Tel EncoreCX brand and the Sprint Connection Central brand;
•	local and long distance calling services and other communications services and peripheral products;
•	call accounting software, computer-telephone integration (CTI) applications; and
•	call center software applications for both Inter-Tel and other communication system providers.
          We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 1, 2006, we had sixty (60) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States that purchase directly from us or through distributors. Included in our sales office in Phoenix is the primary location for our national, government and education accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In February 2006, we made a strategic change relative to our sales channels. Prior to 2006, the retail and wholesale sales functions were managed separately. In an effort to provide higher levels of support and cooperation between all channels, the two sales channels now both report to our vice president of sales. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK, Europe, and South Africa. We also have a dealer in Japan. We also maintain research and development and software sales offices in Tucson, Arizona, Frederick, Maryland, Washington DC, and in the United Kingdom. Further, as a result of the Lake acquisition in March 2005, we maintain a research and development and wholesale distribution in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.
          On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel Incorporated (“Inter-Tel”) executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including EncoreCX® and Sigma products currently being distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. Lake maintains a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.
          Key performance indicators that we use to manage our business and evaluate our financial and operating performance include: revenues, costs and gross margins, and cash flows.
          Inter-Tel recognizes revenue from the following significant sources of revenue:
•	End-user sales and sales-type leases through our direct sales offices and national, government and education accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.
•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped to the dealers and VARs and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). However, in connection with our recent Lake acquisition, shipments to one international dealer are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the inventory is sold through to third parties, at which time the revenue is recorded.
•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.
•	Software Sales. We recognize revenues from sales of software, such as our new Linktivity products discussed above upon shipment to dealers or end-users.
•	Maintenance and software support. Maintenance and software support revenue is recognized ratably over the term of the maintenance or support agreement.
          Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, parts and service overhead. Total costs of goods and services sold increased 10.9%, or $21.3 million, to $216.6 million for the year ended December 31, 2005, compared to $195.3 million for the same period in 2004. Our consolidated gross margin percentage decreased to 51.1% in 2005 compared to 53.1% in 2004. The increase in the dollar amount of the cost of goods sold was primarily attributable to the higher volume of net sales, resulting in part from the Lake acquisition in March 2005. However, the decline in the gross margin percentage in 2005 compared to 2004 was principally attributable to sales promotions and discounts on product and service revenues, as well as increased labor costs and lower gross margins in 2005 from our acquired Lake operations relative to our consolidated gross margins from our historical operations. The gross margin percentage was also affected by the mix of products and services sold, with a higher percentage of net sales recognized in our local, long distance and network services divisions, national, government and education accounts divisions, and DataNet operations, which generate lower gross margins than other divisions within our principal operating segment. The gross margin percentage was also lower as a result of the effects of accruals for GSA pricing issues identified in greater detail in Note B—“Significant Accounting Policies — Contingencies” of Notes to the Consolidated Financial Statements.
          Sales of systems through our direct sales organization typically generate higher gross margins than sales through our dealers and VARs, primarily because we recognize both the wholesale and retail margins on these sales. Conversely, sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and systems. For revenues recognized under sales-leases, we record the costs of systems installed as costs of sales. Our margins may vary from period to period depending upon distribution channel, product and software mix. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.
          Our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, the mix of products sold and the mix of distribution channels, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and effects of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. This pattern is attributable to several factors, including the following:
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
          In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently lower than those experienced during the fourth and second quarters, respectively. With the exception of the fourth quarter, 2005 followed this historical pattern. Fourth quarter revenues were lower than originally anticipated, but we do not anticipate a significant change in this trend during 2006.
          Cash Flows. At December 31, 2005, Inter-Tel’s cash and short-term investments totaled $167.5 million. We also maintain a $10 million unsecured, revolving line of credit with BankOne, NA, which is available through June 30, 2007 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock. In addition, Inter-Tel historically has paid cash for capital expenditures of property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations or from financing activities, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program of up to $75 million announced in February 2005, and to provide adequate working capital for the foreseeable future.
          Our consolidated net sales for the years ended December 31, 2005 and 2004 were $442.9 million and $416.8 million, respectively. The 6.3% increase in revenue in 2005 compared to 2004 was primarily attributable to the Lake acquisition in March 2005. Net sales decreased in our direct sales and dealer network, but increased in our local, long distance resale, network services, DataNet and international sales (excluding Lake) divisions. We cannot predict whether recent trends in revenue will continue in the future. In addition, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including voice over Internet Protocol (VoIP) systems, and this uncertainty may cause some organizations to delay making investments in new systems. Accordingly, we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future.
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
          The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Research and development expenses increased 15.4% to $33.3 million, or 7.5% of net sales in 2005, compared to $28.8 million, or 6.9% of net sales in 2004. We expect that research and development expenses will increase in absolute dollars relative to the prior year as we continue to develop and enhance existing and new technologies and products; however, these expenses may vary as a percentage of net sales. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of, and enhancements to, our Axxess system, including adding new applications, enhancing and developing new IP convergence applications and new SIP and IP endpoint technology, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications. More recently, Inter-Tel ‘s research and development efforts have been focused on the development of the new Inter-Tel 5000 Network Communications family of products, next generation Inter-Tel 7000 LAN-enabled telephony platforms, cost reductions of our multi-protocol IP endpoints, significant enhancements to our contact center application and the integration of the Linktivity web collaboration technology into many of our applications.
          We offer our customers a package of lease financing and other managed services under the name TotalSolutionSM (formerly, TotaLease®). TotalSolutionSM provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions. Refer to Note E of Notes to Consolidated Financial Statements for additional information regarding our program.
Results of Operations
          The following table sets forth certain statement of income data expressed as a percentage of net sales for the periods indicated (amounts do not add due to rounding):

	Year Ended December 31
	2005	2004	2003
		(Restated)	(Restated)
NET SALES
Telecommunications systems, software and related	87.5%	88.3%	88.3%
Resale of local, long distance and network services	12.5	11.7	11.7

TOTAL NET SALES	100.0	100.0	100.0

COST OF SALES
Telecommunications systems, software and related	41.3	39.7	40.2
Resale of local, long distance and network services	7.6	7.2	7.1

TOTAL COST OF SALES	48.9	46.9	47.3

GROSS PROFIT	51.1	53.1	52.7

Research and development	7.5	6.9	5.9
Selling, general and administrative	34.2	33.6	34.5
Amortization of intangibles	1.0	0.4	0.5
In-process research and development	0.6	—	—
Other charges	2.7	2.2	—

OPERATING INCOME	5.1	10.0	11.8

Interest and other income	0.9	0.6	0.5
Foreign currency transaction gains (losses)	0.0	(0.1)	0.0
Interest expense	(0.0)	(0.0)	(0.0)

INCOME BEFORE INCOME TAXES	6.0	10.5	12.3

INCOME TAXES	(2.0)	(4.0)	(4.6)

NET INCOME	4.0%	6.5%	7.7%

Year Ended December 31, 2005 Versus Year Ended December 31, 2004
          Net Sales. Net sales increased 6.3% to $442.9 million in 2005 from $416.8 million in 2004, representing an increase of $26.1 million. The increase in net sales was primarily attributable to the Lake acquisition completed in March 2005. Excluding the Lake acquisition in March 2005, non-GAAP sales increased 0.1%, or $3.1 million in the year ended December 31, 2005 compared to net sales for the year ended December 31, 2004. Sales from our direct sales offices (including leasing revenues) decreased $5.3 million or 2.3% in 2005 compared to 2004. Sales to our dealer network decreased by $4.0 million or 4.3% in 2005 compared to 2004. International revenues excluding the Lake acquisition increased by $1.1 million or 8.7% in 2005 compared to 2004. Lake sales totaled $23.0 million for the period from March 4, 2005 through December 31, 2005. Sales from our DataNet division, which sells networking products through our direct sales offices, national, government and education accounts division and dealer channel, increased $3.2 million, or 23.6% in 2005 compared to 2004. Sales from our national, government and education accounts division increased by 8.0% or $1.6 million, in 2005 compared to 2004.
          Sales from local and long distance and network services (NSG), which includes Inter-Tel NetSolutions® (NetSolutions) and Network Services Agency (NSA), increased by 13.3%, or $6.5 million, in 2005 compared to 2004. Sales from NetSolutions increased 10.5%, or $4.8 million in 2005 compared to 2004 despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions, our long distance reseller, to offer more competitive pricing, which improved sales to our existing customer base and slightly increased our renewal contract value. Sales from NSA, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s and CLEC’s, increased 49.4%, or $1.7 million in 2005 compared to 2004. Sales increased in this division primarily due to increased residual revenues on contracts with RBOC’s and CLEC’s. Please refer to Note O of Notes to Consolidated Financial Statements for additional segment reporting information.
          Gross Profit. Gross profit dollars increased 2.2% to $226.3 million, or 51.1% of net sales in 2005, compared to $221.5 million, or 53.1% of net sales, in 2004. The increase in gross profit dollars in 2005 compared to 2004 resulted primarily from a higher volume of consolidated net sales, primarily attributable to the Lake acquisition, which contributed $11.2 million. Without the Lake acquisition, our consolidated gross margin would have been 51.2%. The decrease in gross profit as a percentage of sales in 2005 compared to 2004 was primarily due to sales promotions and discounts on product and services revenues, as well as increased labor and overhead costs, and the Lake acquisition as identified above. The gross margin percentage was also affected by the mix of products and services sold, with a higher percentage of net sales recognized in our local, long distance and network services divisions, and our DataNet operations, which generated lower gross margins than our principal operating segment. However, during 2005, recurring revenues increased $8.4 million, or 7.1%, which partially offset the decreases in gross margin percentage. Recurring revenues increased in gross dollars and as a percentage of sales in 2005 from existing customers in our combined direct sales channels, including recurring revenues from our direct sales offices, DataNet division, and national, government and education accounts division, relative to 2004. Recurring revenues from existing customers include net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as video conferencing, headsets (wired and wireless), networking products and speakerphones. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through software-only upgrades to our existing customers.
          Sales from NSG, which includes NetSolutions and NSA, increased by 13.3%, or $6.5 million, in 2005 compared to 2004. Although gross margin is generally lower in our long distance division compared to our consolidated gross margin, our gross margin on commissions on network services through NSA generally exceeds our consolidated gross margin. The gross margins in NSG increased slightly to 38.9% in 2005 compared to 38.6% in 2004. Sales from NetSolutions increased 10.5%, or $4.8 million, in 2005 compared to 2004 despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base and slightly increased our renewal contract value. Sales from NSA increased 49.4%, or $1.7 million, in 2005 compared to 2004. This division generally receives commissions on network services we sell as an agent for RBOCs and these sales carry little to no equipment costs and generated margins of approximately 89.1% in 2005 compared to 86.0% in 2004.
          The overall decrease in consolidated gross margin noted above was primarily due to sales promotions and discounts on product and services revenues, as well as increased labor costs. Our margins may vary from period to period depending upon distribution channel, product and software mix. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline. Sales of scrap were not significant during the year ended December 31, 2005 and had no effect on gross margin.
          Research and Development. Research and development expenses increased 15.4 % to $33.3 million, or 7.5% of net sales in 2005, compared to $28.8 million, or 6.9% of net sales in 2004. If the research and development expenses for Lake of $3.4 million in 2005 were removed for comparative purposes, the net increase in research and development expense is only 3.7% to $29.9 million. Included in research and development expenses in 2005 and 2004 was amortization of patents totaling $199,000 and $222,000, respectively. The increases in research and development expenses during 2005 were primarily attributable to the acquisition of Lake in the first quarter of 2005. In 2005, research and development efforts were focused on the development of the new Inter-Tel 5000 Network Communications family of products, next generation Inter-Tel 7000 LAN-enabled telephony platforms, cost reductions of our multi-protocol IP endpoints, significant enhancements to our contact center application and the integration of the Linktivity web collaboration technology into many of our applications. In 2005, research and development expenses were directed principally toward the continued development of converged features on the Axxess system, development of the new Inter-Tel 5000 converged systems and software, unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications and SIP applications. We expect that research and development expenses will increase in absolute dollars relative to the prior year as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.
          Selling, General and Administrative. Selling, general and administrative expenses increased in absolute dollars to $151.6 million in 2005, an increase of 8.3% compared to $139.9 million in 2004. These expenses also increased slightly as a percentage of net sales from 33.6% in 2004 to 34.2% in 2005.
          The increase in absolute dollars was primarily attributable to increased sales and expenses associated with our Lake acquisition in March 2005. To a lesser degree, the increase in SG&A was due to additional costs associated with our Linktivity acquisition in October 2004, higher costs in 2005 related to a full year of direct sales offices acquired in 2004 compared to partial year costs in 2004, and increases in temporary help and depreciation expenses (primarily related to acquisitions and information technology expenditures) compared to 2004. Benefits expenses increased $3.4 million in 2005 due to the rising costs of health care. The increase in SG&A was also attributable to additional professional fees incurred, including higher legal and accounting costs. We also incurred additional marketing expenses related to the roll-out of new products, including our Inter-Tel 5000 platform. We will continue to incur marketing expenses with the anticipation of the introduction of new releases of Inter-Tel 5000 series products and our Inter-Tel 7000 platform in 2006. The increase in SG&A during 2005 was in part due to costs accrued in the second quarter of 2005 related to the GSA pricing and trade agreement matters identified in greater detail in Note B—“Significant Accounting Policies — Contingencies” of Notes to the Consolidated Financial Statements. In addition, we incurred additional costs to implement and maintain a more comprehensive corporate compliance program in connection with our e-Rate settlement. We expect that for the foreseeable future, selling, general and administrative expenses will increase sequentially in absolute dollars assuming we increase sales and continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.
          Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets included in operating expenses was $4.2 million in 2005, compared to $1.9 million in 2004. In addition, amortization totaling $199,000 and $222,000 was included in research and development expenses for 2005 and 2004, respectively. The increase in the amortization of purchased intangible assets for 2005 compared to 2004 was primarily related to the Lake acquisition offset in part by full amortization of certain previously purchased intangibles. For additional information regarding purchased intangible assets, see Note B—“Significant Accounting Policies — Goodwill and Other Intangible Assets” and Note C “Acquisitions, Technology Investments, Dispositions and Restructuring Charges “ to Consolidated Financial Statements.
          Write-off of in-process research and development (IPRD) costs. During the first quarter of 2005, Inter-Tel completed the acquisition of Lake (see Note C “Acquisitions, Technology Investments, Dispositions and Restructuring Charges” to Notes to Consolidated Financial Statements). The aggregate purchase price of the Lake acquisition was allocated to the fair value of the assets and liabilities acquired, of which $2.6 million, or $0.10 per diluted share, was written-off as purchased IPRD.
          Other Charges. Other charges in 2005 primarily consist of pre-tax costs associated with a legal judgment, legal settlement and related costs totaling $12.0 million, net of amounts previously accrued. A Florida state court jury rendered a verdict against Inter-Tel in the net amount of approximately $7.4 million. The Company also incurred additional legal costs in connection with the Florida trial. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus related legal costs incurred. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer.

The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $12.0 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. Any such similar litigation would subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
          Subsequent to December 31, 2005, the Company settled another legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus related fourth quarter legal fees totaled $1.6 million. Additional legal fees totaling approximately $1.2 million are expected to be recorded as period costs during the first quarter of 2006 relating to this matter.
          On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary in a federally administered “e-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Inter-Tel paid a penalty of approximately $6.7 million and forgave the collection of certain accounts receivable of approximately $0.3 million related to Inter-Tel Technologies’ participation in the e-Rate program. In connection with the Plea Agreement, Inter-Tel Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Inter-Tel paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Inter-Tel to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
          The resolution cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated e-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The Company recorded a charge of $9.3 million in the fourth quarter of 2004 in connection with the settlement, which reduced net income by approximately $9.0 million after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses.
          Interest and Other Income. Interest and other income increased approximately $1.4 million to $4.1 million in 2005 compared to $2.7 million in 2004, primarily due to higher interest rates on invested funds.
          Foreign Currency Transaction Gains (Losses). During 2005, we recognized foreign currency transaction gains of $0.2 million compared to losses of $0.4 million in 2004, representing a difference of $0.6 million.
          Interest Expense. Interest expense decreased $33,000 to $85,000 in 2005 compared to $118,000 in 2004.
          Income Taxes. The Company’s effective tax rate decreased to 33.6% in 2005 compared to 37.8% in 2004. The 2005 effective tax rate decrease was primarily due to the favorable settlement of Internal Revenue audits and increased research and development credits. The Company had been audited by the Internal Revenue Service through 2003 and settled 1998 though 2003 during 2005. The 2005 decrease in the effective tax rate was partially offset by an increase in the state tax rate that was applied to the deferred tax asset and liabilities in the amount of $1.1 million or 4%. In 2004, the effective tax rate was adversely impacted by the nondeductibility of the e-Rate settlement and favorably impacted by tax benefits relating to the write-off of Japanese operations.
          The 2004 e-Rate settlement of $9.5 million included $8.5 million of penalties and fines, which were not deductible for tax purposes. This effectively increased income tax expense by approximately $3 million and the effective tax rate by 6.8%. In the fourth quarter of 2004, the Company’s management decided to shut down the operations in Japan. The write-off of Japan consisted of the recognition of the valuation allowance and 2004 Japanese loss, as well as a tax benefit for the write-off of the investment. In prior years the tax benefits of the Japanese operations were offset by a valuation allowance due to historical losses and an inability to project future income by management.
          Net deferred tax liabilities increased in 2005 primarily due to the Lake acquisition of intangibles, temporary differences relating to leases in our TotalSolutionSM program, an increase in the state tax rate applied to both deferred tax assets and deferred tax liabilities and utilization of taxable losses which decreased the net operating loss carryforward deferred asset.
          The combination of accelerated depreciation and leasing transactions gave rise to a net operating loss in 2002. These losses were carried back to 2001 and carried forward to 2003 and 2004. The remaining $2.9 million of deferred tax asset was fully utilized in 2005.
          Net Income. Net income for 2005 decreased to $17.9 million, or $0.66 per diluted share, compared to net income of $27.2 million, or $1.00 per diluted share, in 2004. The decrease was primarily attributable to the legal judgment, legal settlements and related legal fees and expenses, as well as the write-off of in-process research and development costs totaling $2.6 million in the first quarter of 2005. The reduction to net income from the legal judgment, legal settlements and in process research development write-off was approximately $10.5 million after taxes, or $0.39 per diluted share, for the year ended December 31, 2005.
          Excluding the legal fees related to the legal judgment, legal settlements, related legal fees and the Lake in-process research and development write-off, we would have reported net income of $28.3 million, or $1.04 per diluted share, in 2005.
Year Ended December 31, 2004 Versus Year Ended December 31, 2003
          Net Sales. Net sales increased 11.5% to $416.8 million in 2004 from $373.7 million in 2003, representing an increase of $43.1 million. The increase in net sales was primarily attributable to an increase in sales through our direct sales offices (including leasing revenues), dealer network, international, DataNet and local and long distance divisions, offset in part by a decrease in sales from our National, government and education Accounts division. Sales from our direct sales offices (including leasing revenues) increased $25.5 million or 12.6% in 2004 compared to 2003. Sales to our dealer network increased by $7.6 million or 8.9% in 2004 compared to 2003. International revenues increased by $2.1 million or 19.0% in 2004 compared to 2003. Sales from our DataNet division, which sells networking products through our direct sales offices, national, government and education accounts division and dealer channel, increased $3.0 million, or 29.0% in 2004 compared to 2003. Sales from our national, government and education accounts division decreased slightly by 1.5% or $0.3 million, in 2004 compared to 2003.
          Net sales from local and long distance and network services (NSG), which includes Inter-Tel NetSolutions (NetSolutions) and Network Services Agency (NSA), increased by 11.9%, or $5.2 million, in 2004 compared to 2003. Sales increased in NSG despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base. Sales from NSA, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s and CLEC’s, decreased in 2004. Please refer to Note O of Notes to Consolidated Financial Statements for additional segment reporting information.
          Gross Profit. Gross profit increased 12.5% to $221.5 million, or 53.1% of restated net sales in 2004, compared to $196.9 million, or 52.7% of net sales, in 2003. Gross profit and gross margin increased in 2004 compared to 2003 as a result of several factors, including higher software content in our products, cost containment efforts, product design improvements, and efficiencies achieved with our manufacturing vendors. In addition, during 2004, recurring revenues increased $9.7 million, or 8.8%, and our gross margins are generally higher with recurring revenues because we incur lower materials costs compared to new installations. Recurring revenues from existing customers include net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as video conferencing, headsets (wired and wireless), networking products and speakerphones. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through software-only upgrades to our existing customers.

          Net sales from NSG, which includes NetSolutions and NSA, increased by 11.9%, or $5.2 million, in 2004 compared to 2003. Although gross margin is generally lower in our long distance division compared to our consolidated gross margin, our gross margin on commissions on network services through NSA generally exceed consolidated gross margin. The gross margins in NSG decreased to 38.6% in 2004 compared to 39.2% in 2003, primarily due to lower volume of higher margin NSA revenues, offset in part by improved gross margins in our long distance resale operations due to more favorable pricing with vendors on higher resale volumes. Net sales from long distance and network services increased by 19.1%, or $7.3 million, in 2004 compared to 2003. However, sales from NSA decreased 37.7%, or $2.1 million, in 2004 compared to 2003, which partially offset our overall increase in consolidated gross margin. The decease in sales from NSA is largely due to changes in 2003 to our commission compensation structure from one of our RBOCs. This division generally receives commissions on network services we sell as an agent for RBOCs and these sales carry little to no equipment costs and generated margins of approximately 86.0% in 2004 compared to 89.3% in 2003. The decrease in sales from this division therefore partially offset our overall increase in consolidated gross profit and margins.
          The overall increases in consolidated gross margin noted above were also offset in part by continued competitive pricing pressures in our direct sales offices, national, government and education accounts and dealer channels in 2004, including pricing discounts or special competitor promotions on telephone system and software sales and related equipment. Our margins may vary from period to period depending upon distribution channel, product and software mix. Sales of scrap were not significant during the year ended December 31, 2004 and had no effect on gross margin.
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
          Amortization of Purchased Intangible Assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of December 31, 2004, no impairment of goodwill has been recognized. We face the risk that future goodwill impairment tests may result in charges to earnings . For additional information regarding SFAS 142, see “Goodwill and Other Intangible Assets” in Note B of Notes to Consolidated Financial Statements.

          Amortization of purchased intangible assets included in operating expenses was $1.9 million in 2004, compared to $1.8 million in 2003. In addition, $222,000 of amortization was included in research and development expenses for 2004 and 2003. The increase in the amortization of purchased intangible assets for 2004 compared to 2003 was primarily related to additional amortization from recent acquisitions, offset in part by full amortization of certain previously purchased intangibles. For additional information regarding purchased intangible assets, see Note B—Significant Accounting Policies “Goodwill and Other Intangible Assets” and Note C “Acquisitions, Technology Investments, Dispositions and Restructuring Charges “ to Consolidated Financial Statements.
          Other Charge — e-Rate Settlement. On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary in a federally administered “e-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Inter-Tel paid a penalty of approximately $6.7 million and forgave the collection of certain accounts receivable of approximately $0.3 million related to Inter-Tel Technologies’ participation in the e-Rate program. In connection with the Plea Agreement, Inter-Tel Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Inter-Tel paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Inter-Tel to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
          The resolution cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated e-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The Company recorded a charge of $9.3 million in the fourth quarter of 2004 in connection with the settlement, which reduced net income by approximately $9.0 million, after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses.
          Interest and Other Income. Interest and other income (including the recovery of the investment in Inter-Tel.NET/Vianet of $124,000 in 2003) increased approximately $847,000 to $2.7 million in 2004 compared to $1.8 million 2003 based on higher interest rates and a higher level of invested funds.
          Foreign Currency Transaction Gains (Losses. During 2004, we recognized foreign currency transaction losses of $399,000, compared to gains of $18,000 in 2003, representing a difference of $417,000.
          Interest Expense. Interest expense decreased $37,000 to $118,000 in 2004 compared to $155,000 in 2003.
          Income Taxes. The Company’s effective tax rate increased slightly to 37.8% in 2004 compared to 37.5% in 2003. The effective tax rate was adversely impacted by the nondeductibility of the e-Rate settlement and favorably impacted by tax benefits relating to the write-off of Japanese operations.
          The 2004 e-Rate settlement totaling $9.5 million included $8.5 million of penalties and fines, which are not deductible for tax purposes. This effectively increased income tax expense by approximately $3 million and the effective tax rate by 6.8%. In the fourth quarter of 2004, the Company’s management decided to shut down the operations in Japan. The write-off of Japan consisted of the recognition of the valuation allowance and 2004 Japanese loss, as well as a tax benefit for the write-off of the investment. In prior years the tax benefit of the Japanese operations were offset by a valuation allowance due to historical losses and an inability to project future income by management.
          Net deferred tax liabilities increased in 2004 primarily due to accelerated depreciation of fixed assets, temporary differences relating to leases in our TotalSolutionSM program and utilization of taxable losses which decreased the net operating loss carryforward deferred asset. The accelerated depreciation of fixed assets is due to the bonus depreciation of 50% enacted in the 2003 Jobs Creation Act. This acceleration of depreciation expenses ceases for new purchases after December 31, 2004.
          The combination of accelerated depreciation and leasing transactions gave rise to a net operating loss in 2002. These losses were carried back to 2001 and carried forward to 2003 and 2004. The remaining $2.9 million of deferred tax asset is expected to be fully utilized in 2005.
          Net Income. Net income for 2004 decreased to $27.2 million, or $1.00 per diluted share including the e-Rate settlement in 2004, compared to net income of $28.6 million, or $1.08 per diluted share, in 2003. The decrease was primarily attributable to the e-Rate settlement in 2004. The reduction to net income from this e-Rate settlement was approximately $9.0 million after taxes, or $0.33 per diluted share, for the year ended December 31, 2004.
          Excluding the 2004 e-Rate settlement, we would have reported net income of $36.2 million, or $1.33 per diluted share, in 2004. The increase in net income of 26.3% in 2004, excluding the settlement, was primarily the result of higher operating profits on a higher volume of sales, offset in part by higher research and development expenses.
Other Charges.
          Set forth herein is a further description of the restructuring charge originally accrued in the year ended December 31, 2000.
          Executone. On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. (Executone). The Executone transaction was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes) was written-off as purchased in-process research and development. In connection with the Executone acquisition, we sold Executone’s manufacturing assets and liabilities to Jabil Circuit, Inc. (formerly Varian, Inc.) of Tempe, Arizona at a net book value of $6.6 million.
          During the second quarter of 2000, we decided to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to our exit plan and closure of the Executone operations. We have accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. We finalized our plan for the exiting of activities and the involuntary termination or relocation of the employees. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 for reserve balance did not change significantly and the final costs incurred resulted in a nominal adjustment to current operating results during 2005.
          Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. We were liable for the lease on the Milford buildings through January 14, 2005. Various other furniture, computer and equipment leases terminated on varying dates through September 2002. The reserves for lease and other contractual obligations are identified in the table below.
          The total restructuring charge from this event totaled $50.9 million. The following table summarizes the final details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through December 31, 2005. Activity represents payments made or amounts written off.

	(In thousands)
	Cash/	2000	Activity				Reserve
	Non-	Restructuring	through	2003	2004	2005	Balance
Description	Cash	Charge	2002	Activity	Activity	Activity	At 12/31/05

Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,580	$3	$—	$—	$—
Other Plant closure costs	Cash	(230)	230	—	—	—	—

Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	5,431	767	1,238	8	—
Other contractual obligations	Cash	(1,700)	1,700	—	—	—	—

Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—	—	—
Accounts receivable	Non-Cash	(1,685)	854	831	—	—	—
Fixed assets	Non-Cash	(3,151)	2,995	14	26	116	—
Net intangible assets	Non-Cash	(29,184)	29,184	—	—	—	—

Total		$(50,916)	$47,913	$1,615	$1,264	$124	$—

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
Liquidity and Capital Resources

(In thousands)	2005	2004	2003

Net cash provided by operating activities	$29,487	$54,550	$54,060
Net cash used in investing activities	(38,027)	(20,096)	(27,040)
Net cash (used in)/provided by financing activities	(39,056)	2,780	2,424
Effect of exchange rate changes	(960)	(101)	830

(Decrease)/Increase in cash and equivalents	(48,556)	37,133	30,274
Cash and equivalents at beginning of year	152,330	115,197	84,923

Cash and equivalents at end of year	$103,774	$152,330	$115,197

          At December 31, 2005, cash and equivalents ($103.8 million) and short-term investments ($63.7 million) totaled $167.5 million, which represented a decrease of approximately $37.5 million from the $205.0 million total at December 31, 2004. The primary reasons for the decrease are the regular and special dividends paid, cash used for acquisitions, common stock repurchases, payments on the e-Rate settlement, and capital expenditures, offset in part by cash provided by operating activities and stock options exercised each of which is discussed below. In addition, there were no long-term investments in marketable debt securities at December 31, 2005, compared to $10.6 million at December 31, 2004. We maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank, N.A. that is available through June 30, 2007. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of December 31, 2005, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends, common stock repurchases and general corporate purposes.
          Net cash provided by operating activities totaled $29.5 million for the year ended December 31, 2005, compared to $54.6 million for the same period in 2004. Cash provided by operating activities in 2005 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, purchased in process research and development charge and deferred taxes, offset primarily by cash expended for the e-Rate settlement of $8.5 million. Cash generated by the increase in deferred taxes in 2005 totaled $1.9 million compared to the increase in deferred taxes of $10.8 million for 2004. Cash used in changes in operating assets and liabilities was $11.0 million in 2005 compared to cash provided of $2.1 million in 2004. Other factors for cash used in operating activities in 2005 included increases in inventories, net investment in sales-leases, and prepaid expenses and other assets, offset by an increase in current liabilities. We expect to expand sales through our direct sales offices and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.
          Net cash used in investing activities totaled $38.0 million for the year ended December 31, 2005, primarily in the form of $28.2 million used in acquisitions and $8.7 million used in capital expenditures, compared to $20.1 million used in investing activities in 2004, which also primarily related to capital expenditures, and to a lesser extent acquisitions. Cash used to purchase available for sale investments totaled $60.8 million in 2005, offset by $59.7 million in maturities and sales of available for sale and held-to-maturity investments. Cash used for capital expenditures and acquisitions totaled $10.7 million and $6.2 million, respectively, in 2004. Cash generated from maturities and sales of available for sale and held to maturity investments totaled $87.1 million in 2004, offset by cash used to purchase available for sale and held-to-maturity investments totaling $90.3 million. We anticipate continued capital expenditures during 2006, principally relating to expenditures for equipment, personal computers and management information systems used in operations, facilities expansion and acquisition activities.
          Net cash used in financing activities totaled $39.1 million during 2005 compared to net cash provided by financing activities of $2.8 million in 2004. Net cash used for cash dividends, including a special $1 per share dividend, totaled $34.9 million in 2005 compared to $6.4 million in 2004. During 2005, we expended $13.8 million to repurchase 716,500 shares of the Company’s common stock pursuant to a stock repurchase program under which the Board of Directors authorized the repurchase of up to $75 million of the Company’s common stock. The Company’s stock repurchases were funded primarily by existing cash balances. Net cash provided by proceeds from the exercise of stock options and Employee Purchase Plan (ESPP) shares totaled $9.6 million in 2005 compared to $9.3 million in 2004. During 2005 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a decrease to retained earnings of $1.8 million. During 2004 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings of $0.8 million.
          We offer to our customers lease financing and other services, including our TotalSolutionSM (formerly TotaLease®) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolutionSM program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $270.3 and $241.4 million remained unbilled at December 31, 2005 and December 31, 2004, respectively. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. Although we to date have been able to resell the rental streams from leases under the TotalSolutionSM program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.
          During 2005, the Company has entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of December 31, 2005, the Company has one outstanding agreement in place to sell cash flow streams with a present value of $15.0 million in March 2006 at a fixed interest rate to the financial institution. Should interest rates decrease substantially, the Company has the option to pay a fee to the financial institution to cancel the commitment.
          On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “e-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the e-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. The resolution has cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated e-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the resolution on 2004 results of operations was a reduction to net income by approximately $9.0 million, after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses.
          During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through December 31, 2005. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate at December 31, 2005 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006, but we have requested and expect to receive a five-year contract extension.
          During the third quarter of 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million, net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in the net amount of approximately $7.4 million. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company is appealing the verdict, the Company accrued the net verdict amount, plus legal costs incurred in the third quarter. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. Any such similar litigation would subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
          Subsequent to December 31, 2005, the Company settled another legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus related fourth quarter legal fees totaled $1.6 million. Additional legal fees totaling approximately $1.2 million are expected to be recorded as period costs during the first quarter of 2006 relating to this matter.

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
Contractual Obligations
          We had the following contractual obligations outstanding:

	Amount of Commitment Expiration Per Period
		Less Than			After 5
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Years

December 31, 2005
Operating lease obligations, primarily for building and equipment leases	$23,150	$8,041	$10,498	$4,378	$233

Totals at December 31, 2005 (1)	$23,150	$8,041	$10,498	$4,378	$233

(1)	Total contractual obligations do not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.
          Noncancellable operating leases are primarily for buildings. Certain of the operating leases contain provisions for renewal options and scheduled rent increases. See “Properties” in Item 2 for further information on leased properties.
          Beginning in 2000, we leased a Milford, Connecticut building in connection with the Executone acquisition. The lease expired on January 14, 2005, and we did not renew that lease. The costs included in the Milford operating lease were $55,000 in 2005. In connection with the Executone charge taken in 2000, we accrued the anticipated lease costs through the lease termination date, offset by expected sublease receipts.
          Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purpose of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on Inter-Tel and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors with short time horizons. We do not have significant agreements for the purchase of goods specifying minimum quantities or set prices that exceed our expected requirements for three months. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.
          The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
          In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity would perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity could also earn bonus payments totaling up to $1,000,000 for meeting certain development milestones. Milestone bonuses totaling $250,000 for the year ended December 31, 2005 and $750,000 for the year ended December 31, 2004 were achieved and expensed as research and development costs. The following table summarizes details of the expenses in connection with this technology investment recorded during the respective periods:

(In thousands)	2005	2004	2003

Milestone bonus payments accrued	$250	$750	$—
Development activities on a cost reimbursement basis	—	665	525

Totals	$250	$1,415	$525

Off-Balance Sheet Arrangements
          As part of our ongoing business, we do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. However, we offer to our customers lease financing and other services through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolutionSM program in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. For more information regarding our lease portfolio and financing, please see “Liquidity and Capital Resources” above and Notes B and E of Notes to Consolidated Financial Statements.
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
          Revenue Recognition. Revenue is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statement.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Revenue derived from sales of systems and services to end-user customers is recognized upon primary installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided.
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

          Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 104, as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The costs of systems installed under these sales-leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in long-term liabilities on our balance sheet for our lease streams sold with recourse.
          Historically, our reserves have been adequate to cover write-offs. During the year ended December 31, 2005, our total reserve for losses related to the lease portfolio remained relatively consistent from 5.32% to 5.36%, based primarily on similar write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required. Conversely, if collections experience improves, our reserves could be subject to reduction.
          Goodwill and Other Intangible Assets. As of December 31, 2005, Inter-Tel had gross goodwill of $34.9 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition in 2005 and five in 2004 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.
          The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2005 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. In 2005, $27.7 million of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore, the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2005, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices in determining that no impairment has occurred. This allocated market capitalization value far exceeded the net carrying value of the reporting units. Therefore, the second step for potential impairment was unnecessary.
          The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of December 31, 2005, Inter-Tel had gross purchased intangible assets of $36.1 million and accumulated amortization of $12.5 million. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5 year lives) and non-competition agreements (2-5 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of acquired patents or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

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
          Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine possible obsolete or excess inventory and we make our assessment primarily on a significant product-by-product basis and consider whether such products turned in the immediately preceding twelve-month period, adjusted for expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. In estimating obsolescence, we primarily evaluate estimates of demand over a 12-month period and provide for inventory on hand in excess of the estimated 12-month demand. If actual customer demand, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future.
          Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have provided for a valuation allowance of $1.5 million related to carryforwards of net operating losses of a foreign subsidiary in connection with the March 2005 Lake acquisition. The remaining deferred tax assets have no valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At December 31, 2005, our gross deferred tax asset was $34.2 million.
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
          Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at December 31, 2005, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.

Recent Accounting Pronouncements
          In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the financial statements over the period during which employees are required to provide services based on their grant-date fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006.
          We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense for all unvested and partially vested stock options, employee stock purchase plan shares, and restricted stock, if applicable, in the first quarter of 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. In addition, this new statement could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.
          In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), an amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions (“APB No. 29”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and we will adopt this Statement in the first quarter of fiscal 2006. We currently do not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is affective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.
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
          The Company also maintains short-term investments. Those investments that are classified as available-for-sale have been recorded at fair value, which approximates cost. Those investments that are classified as held-to-maturity have been recorded at cost and amortized to face value. Short-term investments include certificates of deposit, municipal preferred securities, equity securities, federal agency issues and mutual funds. The municipal preferred securities and equity securities are auction rate securities which are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-five (35) years. All investment instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s short-

term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.
     LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our TotalSolutionSM program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental payment streams under the leases. Upon the sale of the rental payment streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience, past due accounts and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis and Notes B and E of Notes to Consolidated Financial Statements for more information regarding our lease portfolio and financing.
     IMPACT OF FOREIGN CURRENCY RATE CHANGES. We invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact of foreign currency rate changes has not historically been significant. The March 2005 acquisition of entities in Ireland could increase our exposure to foreign currency rate changes.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is incorporated herein by reference to Exhibit 13.0.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Except as discussed below, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as designed are effective as of December 31, 2005 to give reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, management did identify in the fourth quarter a control deficiency related to revenue recognition procedures in our local, long distance and network services division, and in controls over accounting for income taxes. We have implemented new revenue recognition controls and related reviews, and are implementing new controls related to the accounting for income taxes. See further discussion in Note A of notes to the Condensed Consolidated Financial Statements included herein.

     Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
     On February 28, 2005, the Company completed the acquisition of Lake Communications Limited and certain affiliated entities (collectively, “Lake”). The recorded cost of the acquisition including capitalized transaction costs was $28.7 million. At December 31, 2005, total assets excluding goodwill, purchased intangible assets and intercompany receivables was $8.0 million. Net sales from the Lake subsidiary included in the consolidated net sales for the year were $23.0 million. See Note C of Notes to the Consolidated Financial Statements for further discussion of this acquisition. We have not yet completed our evaluation of the design and operation of the disclosure controls and procedures for this consolidated subsidiary as of December 31, 2005. We did not assess the effectiveness of internal control over financial reporting at this entity because we delayed our assessment based on time and resource constraints until our internal audit of the documented controls is completed as allowed by Securities and Exchange Commission rules. We expect to complete such evaluation during 2006.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Inter-Tel, Incorporated
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inter-Tel, Incorporated maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inter-Tel, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lake Communications Limited and certain affiliated entities (collectively, “Lake”), which is included in the December 31, 2005 consolidated financial statements of Inter-Tel, Incorporated. The recorded cost of the acquisition including capitalized transaction costs was $28.7 million. At December 31, 2005, total assets excluding goodwill, purchased intangible assets and intercompany receivables was $8.0 million. Net sales from the Lake Subsidiary included in the consolidated net sales for the year were $23.0 million. Management did not assess the effectiveness of internal control over financial reporting at this entity because Inter-Tel, Incorporated’s management delayed their assessment based on time and resource constraints until their internal audit of the documented controls is completed as allowed by Securities and Exchange Commission rules. Our audit of internal control over financial reporting of Inter-Tel, Incorporated also did not include an evaluation of the internal control over financial reporting of Lake.
In our opinion, management’s assessment that Inter-Tel, Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Inter-Tel, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Inter-Tel, Incorporated and Subsidiaries, and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 10, 2006

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
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The names of the executive officers of Inter-Tel and their ages, titles, and biographies as of the end of the period covered by this report and as updated through March 6, 2006 are set forth below.
     Norman Stout; age 48, Director and Chief Executive Officer. Mr. Stout was appointed Chief Executive Officer and a member of Inter-Tel’s Board of Directors on February 22, 2006. He began his tenure at Inter-Tel in 1994 as a director. Four years later, he joined Inter-Tel as executive vice president, chief administrative officer and president of Inter-Tel Software and Services. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout held previous positions as President of Superlite Block; Chief Financial Officer and Chief Executive Officer (successively) of Boorhem-Fields, Inc. of Dallas, Texas; and as a Certified Public Accountant with Coopers & Lybrand. He currently serves on the board of Hypercom Corporation, a public company headquartered in Phoenix, Arizona. Mr. Stout holds a Bachelor of Business Administration degree in Accounting from Texas A&M and an MBA from the University of Texas.
     Craig W. Rauchle; age 50; President and Chief Operating Officer. Mr. Rauchle was elected President in February 2005. He was elected Chief Operating Officer in August 2001 and served as our Executive Vice President from December 1994 to February 2005. As President and Chief Operating Officer, Mr. Rauchle is responsible for Inter-Tel’s sales and support functions, marketing, procurement, distribution and research and development activities. He had been our Senior Vice President and continues as President of Inter-Tel Technologies, Inc., our wholly owned sales subsidiary. Mr. Rauchle joined Inter-Tel in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc. Mr. Rauchle holds a Bachelor of Arts degree in Communications from the University of Denver.
     Jeffrey T. Ford; age 44; Senior Vice President and Chief Technology Officer. Mr. Ford was elected Senior Vice President in May 1998 and has served as our Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. (IIS) in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering of Inter-Tel Integrated Systems from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a Bachelor of Science degree in Computer Systems Engineering from Arizona State University and an SEP certificate from the Stanford Graduate School of Business.
     Kurt R. Kneip; age 43; Chief Financial Officer, Senior Vice President and Secretary. Mr. Kneip has served as our Chief Financial Officer since September 1993. He has served as Senior Vice President since February 2003 and as Vice President from September 1993 to February 2003. He was elected Secretary and Treasurer in October 1994. In May 1996 he was elected Assistant Treasurer, as John Abbott was elected Treasurer. He joined Inter-Tel in May 1992 as Director of Corporate Tax, after seven years with the accounting firms of Ernst & Young and KPMG Peat Marwick. Mr. Kneip is a Certified Public Accountant, and holds a Bachelor of Science degree in Commercial Economics from South Dakota State University and a Masters Degree in Professional Accountancy from the University of South Dakota.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this Report:
     1. Financial Statements
The following consolidated financial statements of Inter-Tel, Incorporated, and subsidiaries, are incorporated by reference to Exhibit 13.0:

-	Report of Independent Registered Public Accounting Firm
-	Consolidated balance sheets—December 31, 2005 and 2004 (Restated)

-	Consolidated statements of income—years ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
-	Consolidated statements of shareholders’ equity—years ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
-	Consolidated statements of cash flows—years ended December 31, 2005, 2004 (Restated) and 2003 (Restated)
-	Notes to consolidated financial statements (portions restated)
     2. Financial Statement Schedules
     The following consolidated financial statement schedule of Inter-Tel, Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel, Incorporated and subsidiaries, and the notes thereto.
Schedule for the three years ended December 31, 2005:
Schedule II—Valuation and Qualifying Accounts                 Page No. 60
     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
     3. Exhibits
     Exhibits incorporated herein by reference.

3.1(10)	Articles of Incorporation, as amended.

3.2(22)	By-Laws, as amended.

10.15(1)	Registrant’s form of standard Distributor Agreement.

10.16(1)	Registrant’s form of standard Service Agreement.

10.35(3)	Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

10.37(3) *	Tax Deferred Savings Plan.

10.51(11) *	1990 Directors’ Stock Option Plan and form of Stock Option Agreement.

10.52(15) *	Inter-Tel, Incorporated 1994 Long-Term Incentive Plan and forms of Stock Option Agreements.

10.53(12)	Agreement between Registrant and Maxon Systems, Inc. dated February 27, 1990.

10.54(12)	Agreement between Registrant and Varian Tempe Electronics Center dated February 26, 1991.

10.55(12)	Agreement between Registrant and Jetcrown Industrial Ltd. dated February 18, 1993.

10.56(13) *	Employee Stock Ownership Plan.

10.57(14)	Loan and Security Agreement dated March 4, 1997 between Bank One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.

10.58 (16)	Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

10.59(17) *	Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

10.60(18) *	Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

10.61(19) *	Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.

10.62(20)	Computer Telephony Asset Purchase Agreement dated as of October 17, 1999 by and between Executone Information Systems, Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business Information Systems, Inc.

10.63(21) *	Form of Key Employee Tier 1 Change of Control Severance Agreement.

10.64(21) *	Form of Key Employee Tier 2 Change of Control Severance Agreement.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-70437).

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211), Registration Statement on Form S-8 (File No. 333-106868) and Registrant’s Annual Report on Form 11-K for the year ended December 31, 2002 (File No. 0-10211)

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-40353).

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-70054).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-73620).

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).

(15)	Incorporated by reference to Registrant’s Proxy Statement dated March 23, 1994 and to Registrant’s Registration Statement on Form S-8 (File No. 33-83826).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197, 333-85098, 333-104642, 333-113600, and 333-123506).

(18)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-87474).

(19)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-56872, 333-67261 and 333-85098).

(20)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on January 14, 2000).

(21)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-10211).

(22)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on February 27, 2006).

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.
(b) Exhibits filed herewith.
13.0	Excerpts from Annual Report to Security Holders.

21	Subsidiaries of Inter-Tel, Incorporated.

23.0	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

10.65	Non-Employee Director Non-Qualified Deferred Compensation Plan.
     See Item 15(a) 3 also.
(c)	Financial Statement Schedule. The response to this portion of Item 15 is submitted as a separate section of this report. See Item 8.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Inter-Tel, Incorporated, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTER-TEL, INCORPORATED
BY: /s/ Norman Stout
Norman Stout
Director and Chief Executive Officer

Dated: March 16, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)
	Col. A	Col. B	Col. C		Col. D		Col. E.
	Balance	Charged					Balance
	at	to Costs	Charged				at End
	Beginning	&	to Other		Charged to		of
DESCRIPTION	of Period	Expenses	Accounts		Deductions		Period

Year ended December 31, 2005

Deducted from asset accounts:
Allowance for Doubtful Accounts	$9,921	$1,151	$(405)	(2)	$4,432	(1)	$6,235
Allowance for Sales-Leases	2,696	683	—		455		2,924
Lease Recourse Liability	12,241	3,089	—		1,131	(1)	14,199

Year ended December 31, 2004

Deducted from asset accounts:
Allowance for Doubtful Accounts	$11,010	$1,525	$(349)	(2)	$2,265	(1)	$9,921
Allowance for Sales-Leases	2,734	711	—		749		2,696
Lease Recourse Liability	12,020	3,128	—		2,907	(1)	12,241

Year ended December 31, 2003

Deducted from asset accounts:
Allowance for Doubtful Accounts	$12,159	$3,164	$(770)	(2)	$3,543	(1)	$11,010
Allowance for Sales-Leases	1,927	765	—		(42)		2,734
Lease Recourse Liability	11,125	3,763	—		2,868	(1)	12,020

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Acquisition related adjustments.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

(In thousands, except share amounts)
	2005	2004
		Restated
ASSETS
CURRENT ASSETS
Cash and equivalents	$103,774	$152,330
Short-term investments	63,689	52,644

TOTAL CASH AND SHORT-TERM INVESTMENTS	167,463	204,974

Accounts receivable, net of allowances of $6,235 in 2005 and $9,921 in 2004	44,072	44,167
Inventories	19,644	16,055
Net investment in sales-leases, net of allowances of $998 in 2005 and $886 in 2004	19,699	17,151
Income taxes receivable	2,062	4,017
Deferred income taxes	12,590	10,563
Prepaid expenses and other assets	14,253	7,194

TOTAL CURRENT ASSETS	279,783	304,121

LONG-TERM INVESTMENTS	—	9,900
PROPERTY, PLANT & EQUIPMENT	28,236	27,840
GOODWILL	29,840	21,057
PURCHASED INTANGIBLE ASSETS	23,651	10,987
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,926 in 2005 and $1,810 in 2004	34,758	33,877

TOTAL ASSETS	$396,268	$407,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,879	$30,801
Other current liabilities	54,386	52,923

TOTAL CURRENT LIABILITIES	84,265	83,724

DEFERRED TAX LIABILITY	70,439	65,925
LEASE RECOURSE LIABILITY	14,199	12,241
OTHER LIABILITIES	7,034	7,063

SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued – 27,161,823 shares; outstanding – 26,264,458 shares at December 31, 2005 and 26,125,799 shares at December 31, 2004	120,489	116,598
Retained earnings	114,653	133,853
Accumulated other comprehensive income (loss)	(36)	924

	235,106	251,375
Less: Treasury stock at cost – 897,365 shares in 2005 and 1,036,024 shares in 2004.	(14,775)	(12,546)

TOTAL SHAREHOLDERS’ EQUITY	220,331	238,829

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$396,268	$407,782

     See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)
	2005	2004	2003
		Restated	Restated
NET SALES
Telecommunications systems, software and related	$387,606	$367,969	$330,014
Resale of local, long distance and network services	55,288	48,799	43,624

TOTAL NET SALES	442,894	416,768	373,638

Cost of sales
Telecommunications systems, software and related	182,789	165,345	150,237
Resale of local, long distance and network services	33,795	29,973	26,526

TOTAL COST OF SALES	216,584	195,318	176,763

GROSS PROFIT	226,310	221,450	196,875

Research and development	33,258	28,815	21,978
Selling, general and administrative	151,586	139,917	128,964
Amortization of purchased intangible assets	4,194	1,867	1,803
In-process research and development	2,600
Other charges	11,986	9,261	—

	203,624	179,860	152,745

OPERATING INCOME	22,686	41,590	44,130

Recovery of investment in Inter-Tel.NET / Vianet	—	—	124
Interest and other income	4,073	2,654	1,683
Foreign currency transaction gains (losses)	215	(399)	18
Interest expense	(85)	(118)	(155)

INCOME BEFORE INCOME TAXES	26,889	43,727	45,800

INCOME TAXES (BENEFIT)

Current	7,136	5,675	(12,784)
Deferred	1,899	10,839	29,949

	9,035	16,514	17,165

NET INCOME	$17,854	$27,213	$28,635

NET INCOME PER SHARE
Basic	$0.68	$1.06	$1.14
Diluted	$0.66	$1.00	$1.08

Weighted average basic common shares	26,261	25,767	25,078

Weighted average diluted common shares	27,207	27,266	26,473

See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

					Accumulated
			Share-		Other
	Outstanding	Common	holder	Retained	Comprehensive	Treasury
(in thousands)	Shares	Stock	Loans	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2002 (Restated)	24,910	$111,639	$(338)	$88,765	$195	$(27,236)	$173,025

Net income – Restated	—	—	—	28,635	—	—	28,635
Gain on currency translation	—	—	—	—	830	—	830

Comprehensive income	—	—	—	—	—	—	29,465

Stock repurchase	(8)	—	—	(58)	—	(149)	(207)
Exercise of stock options	470	—	—	(465)	—	5,701	5,236
Tax benefit from stock options	—	2,321	—	—	—	—	2,321
Shareholder loan repayments	—	—	338	—	—	—	338
Stock issued under ESPP	58	—	—	210	—	705	915

Dividends	—	—	—	(4,549)	—	—	(4,549)

Balance at December 31, 2003 (Restated)	25,430	113,960	—	112,538	1,025	(20,979)	206,544

Net income — Restated	—	—	—	27,213	—	—	27,213
Loss on currency translation	—	—	—	—	(101)	—	(101)

Comprehensive income	—	—	—	—	—	—	27,112

Exercise of stock options	646	—	—	380	—	7,830	8,210
Tax benefit from stock options	—	2,638	—	—	—	—	2,638
Stock issued under ESPP	50	—	—	448	—	603	1,051

Dividends	—	—	—	(6,726)	—	—	(6,726)

Balance at December 31, 2004 (Restated)	26,126	116,598	—	133,853	924	(12,546)	238,829

Net income	—	—	—	17,854	—	—	17,854
Loss on currency translation	—	—	—	—	(960)	—	(960)

Comprehensive income	—	—	—	—	—	—	16,894

Stock repurchase	(717)	—	—	—	—	(13,777)	(13,777)
Exercise of stock options	786	—	—	(1,980)	—	10,406	8,426
Tax benefit from stock options	—	3,891	—	—	—	—	3,891
Stock issued under ESPP	69	—	—	54	—	1,142	1,196

Dividends	—	—	—	(35,128)	—	—	(35,128)

Balance at December 31, 2005	26,264	$120,489	$—	$114,653	$(36)	$(14,775)	$220,331

     See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

(In thousands)
	2005	2004	2003
		Restated	Restated
OPERATING ACTIVITIES:
Net income	$17,854	$27,213	$28,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	9,260	7,915	7,109
Amortization of purchased intangibles	4,194	1,867	1,803
Amortization of patents included in research and development expenses	199	222	222
In-process research and development	2,600	—	—
Non-cash portion of other charges (recoveries)	—	—	(124)
Provision for losses on receivables	1,151	1,525	3,164
Provision for losses on leases	3,772	3,839	4,528
Provision for inventory valuation	579	1,377	991
Decrease in other liabilities	(1,110)	(2,380)	(3,564)
Loss on sale of property and equipment	83	10	118
Deferred income tax expense	1,899	10,839	29,949
Changes in operating assets and liabilities	(10,994)	2,123	(18,771)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,487	54,550	54,060

INVESTING ACTIVITIES:
Purchases of available for sale short-term investments	(60,832)	(78,411)	(170,464)
Maturities and sales of available for sale short-term investments	57,687	87,100	152,046
Purchases of held-to-maturity investments	—	(11,900)	—
Maturities of held-to-maturity investments	2,000	—	—
Additions to property and equipment and equipment held under lease	(8,706)	(10,705)	(7,048)
Proceeds from sale of property and equipment and equipment held under lease	32	25	76
Proceeds from investment in Inter-Tel.NET/Vianet	—	—	1,450
Cash used in acquisitions and other investments	(28,208)	(6,205)	(3,100)

NET CASH USED IN INVESTING ACTIVITIES	(38,027)	(20,096)	(27,040)

FINANCING ACTIVITIES:
Cash dividends paid	(34,854)	(6,422)	(3,756)
Payments on term debt	(47)	(59)	(102)
Treasury stock purchases	(13,777)	—	(207)
Proceeds from stock issued under the Employee Stock Purchase Plan	1,196	1,051	915
Proceeds from exercise of stock options, including shareholder loan repayments	8,426	8,210	5,574

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(39,056)	2,780	2,424
Effect of exchange rate changes	(960)	(101)	830

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(48,556)	37,133	30,274

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	152,330	115,197	84,923

CASH AND EQUIVALENTS AT END OF YEAR	$103,774	$152,330	$115,197

     See accompanying notes.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
NOTE A – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
     During the Company’s year-end close procedures, the Company determined that revenues recorded in 2005 and in prior years that related to a portion of the resale of local and long distance and network services billings were inadvertently recorded in advance of the related service period due to an error in determining the proper time periods covered for certain advance billed products. As a result, the Company herein restated its revenues and related income tax provision for the years ended December 31, 2004 and 2003 and the first three quarters of 2005. This adjustment grew in small increments over a number of years and the effect on each of the prior quarterly and annual results was not material. However, the cumulative amount of the quarterly differences was deemed too large to record in only the fourth quarter of 2005, so management elected to restate prior periods to correct this difference. The cumulative effect of the adjustments resulted in a current liability for deferred revenues of approximately $0.9 million, a decrease in accounts receivable of $1.3 million and a decrease in revenues of $2.2 million on a cumulative basis for all periods prior to the beginning of the quarter ended December 31, 2005.
     In addition, the Company determined that the tax treatment of certain intangible assets recorded as part of the acquisition of two foreign subsidiaries (one in 2002 and one in 2005) had not been accounted for correctly. The effect was to overstate our income taxes in 2003 by $240,000, in 2004 by $236,000 and by $329,000 for the nine months ended September 30, 2005. The amounts of the adjustments would not have been material to any of the quarterly or annual results of operations previously reported; however, the cumulative amount of $805,000 was considered too large to record as an adjustment in only the fourth quarter of 2005, so management elected to restate prior periods to correct this difference.
     Management has restated previously issued financial statements to reflect these adjustments. The impact on net income from the adjustments is immaterial to the respective restated quarterly and annual results of operations. Based on recalculations of incentive compensation, management and the board of directors do not believe there are any changes in incentive compensation paid to corporate executives for any of the past 3 years.
     The following table reflects the effect of the restatement on the Consolidated Statements of Income (in thousands, except per share amounts):

	Year Ended December 31, 2004		Year Ended December 31, 2003
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Selected Statement of Income Data:
Net sales from resale of local, long distance and network services	$48,924	$48,799	$43,822	$43,624
Total net sales	416,893	416,768	373,836	373,638
Gross profit	221,575	221,450	197,073	196,875
Operating income	41,715	41,590	44,328	44,130
Income before income taxes	43,852	43,727	45,998	45,800
Income taxes	16,798	16,514	17,480	17,165
Net income	$27,054	$27,213	$28,518	$28,635
Net income per share — basic	$1.05	$1.06	$1.14	$1.14
Net income per share — diluted	$0.99	$1.00	$1.08	$1.08
     The following table reflects the effect of the restatement on the 2004 Consolidated Balance Sheet (in thousands):

	December 31, 2004
	As Previously	As
	Reported	Restated
Selected Balance Sheet Data:
Accounts receivable net of allowance	$45,176	$44,167
Deferred income taxes	9,905	10,563
Total current assets	304,472	304,121
Goodwill	19,890	21,057
Total assets	406,966	407,782
Other current liabilities	52,196	52,923
Total current liabilities	82,997	83,724
Deferred tax liability	65,234	65,925
Retained earnings	134,455	133,853
Total liability and shareholders’ equity	$406,966	$407,782
     The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
Selected Cash Flow Data:
Net income	$27,054	$27,213	$28,518	$28,635
Deferred income tax expense	11,122	10,839	30,264	29,949
Changes in operating assets and liabilities	$1,998	$2,123	$(18,969)	$(18,771)
NOTE B – SIGNIFICANT ACCOUNTING POLICIES
     Description of Business. Inter-Tel, incorporated in 1969, is a single point of contact, full-service provider of converged voice and data business communications systems; related networking applications; and presence management, collaboration, and messaging applications. Our diverse suite of applications includes unified communications; voice processing and unified messaging software; audio, video and Web conferencing applications; workgroup and call center management solutions; Internet Protocol (IP) telephony software; Computer Telephony Integration (CTI) applications; and other communications services. Our communications platforms include Inter-Tel 5000 Network Communications Solutions, Inter-Tel Axxess® and Lake converged business communication systems. We also provide managed services such as, local and long distance calling services; networking; maintenance; leasing; and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market under the symbol “INTL.”
     Principles of Consolidation. The consolidated financial statements include the accounts of Inter-Tel, Incorporated and all significant subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Cash and Equivalents, Short-Term Investments and Long-term Investments. Cash and equivalents include all highly liquid investments with a remaining maturity of three months or less at date of acquisition. Cash and equivalents are primarily invested in mutual funds comprised of foreign and domestic high quality dollar denominated money market instruments rated A-1 by Standard & Poor’s Ratings Group, or equivalent.
     The Company accounts for short-term and long-term investments in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are classified as available-for-sale, and have been recorded at fair value, which approximates cost. The Company’s long-term investments in debt securities have been classified as held-to-maturity and are carried at cost.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed below in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At December 31, 2005, our allowance for doubtful accounts for accounts receivable was $6.2 million of our $50.3 million in gross accounts receivable.
     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine possible obsolete or excess inventory and we make our assessment primarily on a significant product-by-product basis and consider whether such products turned in the immediately preceding twelve-month period, adjusted for expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. In estimating obsolescence, we primarily evaluate estimates of demand over a 12-month period and provide for inventory on hand in excess of the estimated 12-month demand.
     Property, Plant and Equipment. Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related real and personal property, which range from 3 years to 30 years. Leasehold improvements are depreciated over the shorter of the related lease terms or the estimated useful lives of the improvements. Within the category “computer systems and equipment,” including database and enterprise software, WAN and LAN equipment and software, personal computers, servers and related software, the range for estimated useful lives is 3 to 7 years.
     Goodwill and Other Intangible Assets. On January 1, 2002, Inter-Tel adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Purchase prices of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase prices over the fair value of the net assets acquired were allocated to goodwill.
     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002.
     The Company performs an annual impairment test on goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2005 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At December 31, 2005, $27.7 million of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2005, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices in determining that no impairment has occurred. This allocated market capitalization value far exceeded the net carrying value of the reporting units. Therefore, the second step for potential impairment was unnecessary.

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
     At December 31, 2005 and December 31, 2004, goodwill, net of accumulated amortization, totaled $29.8 million and $21.1 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $23.7 million at December 31, 2005 and $11.0 million at December 31, 2004. Accumulated amortization through December 2005 was $17.5 million, including $5.0 million of accumulated amortization attributable to goodwill and $12.5 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2004 was $13.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $8.1 million of accumulated amortization of other acquisition-related intangibles. Purchased intangible assets, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.
     Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 104, as discussed below for sales to end user customers, and upon receipt of the executed lease documents. The costs of systems installed under these sales-leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in lease recourse liability on our balance sheet for the estimated recourse liability for lease streams sold.
     Income Taxes. Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial reporting and income tax purposes.
     Advertising. The cost of advertising is expensed as incurred. We incurred $419,000; $373,000; and $331,000 in advertising costs during 2005, 2004, and 2003, respectively.
     Revenue Recognition. Revenue is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statement.”
     End-user sales through our direct sales offices and national, government and education accounts division. Revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is both fixed and determinable and; (iv) collectibility is reasonably probable. Revenue derived from sales of systems and services to end-user customers is recognized upon primary installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. Pre-payments for communications services are deferred and recognized as revenue as the communications services are provided.
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
     Extended Maintenance. End-user customers can purchase extended maintenance agreements from us beyond the 1-year warranty provided by the manufacturers. In these cases, we defer and amortize the revenue related to the extended maintenance agreement over the term of the extended agreement.
     Software, software support and maintenance agreements. Revenues for sales of software to dealers or end-users are generally recognized upon shipment. Revenues related to software support and maintenance agreements are recognized ratably over the life of the support or maintenance agreements.
     Sales Returns. We do not generally allow sales returns either by the terms of our contracts or in practice, except for returns related to warranty provisions. Once a product has been installed or delivered, such that revenue recognition requirements have been met, it would be very unusual to take back a system. This would likely happen in the case of a collection problem, where we attempt to recover assets to reduce a bad debt, or in a dispute where we ultimately decide to take back the system rather than proceed to possible litigation. However, we allow returns for our errors (shipping the wrong product or wrong volume). Such returns have not been significant during the last 3 years. We may accept, but are under no obligation to accept a return where a customer ordered a part in error. In these unusual cases, we would charge a restocking fee, typically 25 percent of the original invoiced price.
     Warranties. We do not have a provision or accrual for warranties for either end-users or dealers since we do not manufacture our own products. Any warranties are generally passed through from our third-party manufacturers and vendors, and are generally for periods of up to 2 years.
     Shipping and Handling Costs. EITF 00-10 “Accounting for Shipping and Handling Fees and Costs,” addresses the accounting for shipping and handling fees and costs. Our policy is primarily not to bill customers for shipping costs, unless the customer requests priority shipping. Such amounts are not significant to our operations. Shipping and handling costs recorded in 2005, 2004 and 2003 were approximately $1.1 million, $1.3 million, and $1.4 million, respectively, and are included in cost of sales.
     Stock Based Compensation. The Company accounts for employee stock options relating to its common stock in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB”) and provides the pro forma disclosures required by SFAS No. 123 “Accounting for Stock Based Compensation” (SFAS No. 123”). Had the Company determined employee stock compensation expense in accordance with SFAS No. 123, the Company’s net income for 2005, 2004, and 2003 would have been adjusted to the pro forma amounts indicated below and in Note L:

	Years Ended December 31,
(in thousands, except per share data)	2005	2004	2003
		Restated	Restated

Net income, as reported	$17,854	$27,213	$28,635
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(8,663)	(3,340)	(3,007)

Pro forma net income	$9,191	$23,873	$25,628

	Years Ended December 31,
(in thousands, except per share data)	2005	2004	2003
		Restated	Restated

Earnings per share:
Basic – as reported	$0.68	$1.06	$1.14
Basic – pro forma	$0.35	$0.93	$1.02
Diluted – as reported	$0.66	$1.00	$1.08
Diluted – pro forma	$0.34	$0.88	$0.97

(1)	Total stock-based employee compensation expense for the year ended December 31, 2005 includes the impact from the May 3, 2005 acceleration of vesting of certain stock options. This acceleration of the vesting provision increased the stock based compensation expense and decreased the pro forma net income $5.4 million for the year ended December 31, 2005. See Note L for further discussion.
     Pro forma results disclosed are based on the provisions of SFAS 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the estimating models do not necessarily provide a reliable single measure of the fair value of our stock options. See Note L for further discussion of the Company’s stock-based employee compensation.
     Foreign Currency Translation and Transactions. For our foreign operations, the local currency is the functional currency. All assets and liabilities are translated at period-end exchange rates and all income statement and cash flow amounts are translated at an average of month-end rates. Adjustments resulting from this translation are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses also result from transactions denominated in a currency other than U.S. dollars; gains and losses resulting from remeasuring monetary assets and liability accounts that are denominated in currencies other than a subsidiary’s functional currency are included in other income under the caption “Foreign currency transaction gains (losses).”
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at December 31, 2005, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.
     Other charges recorded in 2005 primarily consist of pre-tax costs associated with a legal judgment, legal settlement and related costs totaling $12.0 million, net of amounts previously accrued. A Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in the net amount of approximately $7.4 million. The Company also incurred additional legal costs in connection with the Florida trial. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus related legal costs incurred. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $12.0 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint.

     Subsequent to December 31, 2005, the Company settled another legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus related fourth quarter legal fees totaled $1.6 million. Additional legal fees totaling approximately $1.2 million are expected to be recorded as period costs during the first quarter of 2006 relating to this matter.
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “e-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the e-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
     The resolution has cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated e-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the resolution on 2004 results of operations was a reduction to net income by approximately $9.0 million, after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses.
     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that the Technologies subsidiary was temporarily suspended from participation in the e-Rate program pending a final hearing to determine debarment. Technologies has contested the scope and length of the proposed debarment from the e-Rate program, but there can be no assurance that Technologies will be successful in this regard. Revenues in 2005 and 2004 relating to Inter-Tel Technologies’ participation in the e-Rate program were not significant.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through December 31, 2005. Our estimate at December 31, 2005 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in March 2006, but we have requested and expect to receive a five-year contract extension.
     Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications. Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the financial statements over the period during which employees are required to provide services based on their grant-date fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning January 1, 2006.
     We plan to adopt SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly will begin recognizing compensation expense for all unvested and partially vested stock options, employee stock purchase plan shares, and restricted stock, if applicable, in the first quarter of 2006. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. In addition, this new statement could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), an amendment of APB Opinion No. 29 Accounting for Nonmonetary Transactions (“APB No. 29”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and we will adopt this Statement in the first quarter of fiscal 2006. We currently do not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is affective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and we will adopt this provision, as applicable, during fiscal year 2006.
NOTE C – ACQUISITIONS, TECHNOLOGY INVESTMENTS, DISPOSITIONS AND RESTRUCTURING CHARGES
     Lake. On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, Incorporated (“Inter-Tel”) executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. In total, the Company recorded $19.3 million of intangible assets of which a total of $2.6 million was charged to expense in the first quarter of 2005 as in-process research and development costs with the balance being amortized over eight years. Additionally we recorded $8.7 million of goodwill, which is non-amortizable. As of December 31, 2005, none of the potential earn-out has been accrued, as there is no amount that has been earned or has been estimated as being probable of being paid. The final measurement for the possible earn-out will occur during the Company’s third fiscal quarter of 2006.
     Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including EncoreCX® and Sigma products currently being distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. For more than a year, Lake has sold certain communication products to the Company in the ordinary course of business.
     New Sales Offices in 2004. In January, July and October 2004, we acquired certain assets and assumed certain liabilities relating to the customer bases of former dealers in Nashville and Memphis, Tennessee; Greenville, South Carolina; Pittsburgh, Pennsylvania and Las Vegas, Nevada. The total assets acquired and liabilities assumed from these acquisitions were approximately $1.7 million and $0.4 million, respectively. Purchased intangibles and goodwill recorded as a result of the transactions totaled $0.9 million and $2.7 million, respectively. The goodwill is non-amortizable. The balances included in other purchased intangible assets will be amortized over a period of five years from the date of each acquisition.
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
     Technology Investment in 2003. In connection with the acquisition of the rights to certain developed technology for a capitalized purchase price of $2.25 million (included in purchased intangible assets) during the year ended December 31, 2003, the Company entered into an arrangement with the selling entity under which the selling entity would perform additional development activities on a cost reimbursement basis through August 15, 2004. Under the terms of the arrangement, the selling entity could also earn bonus payments totaling up to $1,000,000 for meeting certain development milestones. Milestone bonuses totaling $250,000 for the year ended December 31, 2005 and $750,000 for the year ended December 31, 2004 were achieved and expensed as research and development costs. The following table summarizes details of the expenses in connection with this technology investment recorded during the respective periods:

(In thousands)	2005	2004	2003

Milestone bonus payments accrued	$250	$750	$—
Development activities on a cost reimbursement basis	—	665	525

Totals	$250	$1,415	$525

     Swan. On December 3, 2002, Inter-Tel Integrated Systems, Inc., our wholly owned subsidiary, acquired 100% of the capital stock of Swan Solutions Limited (Swan) in England and Wales, for $4.0 million in cash. $3.0 million was paid at closing, $250,000 was paid in June 2003 and $250,000 was paid in December 2003. The remaining $500,000 was subject to the achievement of five performance milestones at $100,000 each. As of June 30, 2004, portions of all five $100,000 milestones had been achieved for which $450,436 was paid to the Swan shareholders. Of this amount, the final $100,000 milestone achievement was paid during the second quarter of 2004. Payments relating to the achievement of performance milestones were capitalized and are being amortized as purchased intangible assets. In total, the Company recorded amortizable intangible technology assets totaling $3.9 million and goodwill of $1.2 in connection with this acquisition. These technology assets are being amortized over five years. During the years ended December 31, 2005, 2004 and 2003, the amortization of purchased intangible assets from Swan was approximately $0.8 million per year.
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
     The weighted-average amortization period for total purchased intangibles as of December 31, 2005 and December 31, 2004 was approximately 7.5 years and 6.8 years for each period, respectively. The weighted-average amortization period as of December 31, 2005 and December 31, 2004 for developed technology was approximately 7.3 and 7.0 years for each period, respectively, and 7.8 and 5.0 years as of December 31, 2005 and 2004, respectively, for customer lists and non-compete agreements.
     Each of the acquisitions discussed above was not a material business acquisition either individually or collectively and has been accounted for using the purchase method of accounting. The results of operations of each of these acquisitions have been included in our accompanying consolidated statements of operations from the date of acquisitions.
     Executone. On January 1, 2000 Inter-Tel purchased certain computer telephony assets and assumed certain liabilities of Executone Information Systems, Inc. (Executone). The Executone transaction was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the fair value of the assets and liabilities acquired, of which $5.4 million ($3.4 million after taxes) was written-off as purchased in-process research and development. In connection with the Executone acquisition, we sold Executone’s manufacturing assets and liabilities to Jabil Circuit, Inc. (formerly Varian, Inc.) of Tempe, Arizona at a net book value of $6.6 million.
     During the second quarter of 2000, we decided to close the primary Executone facility in Milford, Connecticut and to recognize a restructuring charge related to our exit plan and closure of the Executone operations. We have accounted for the restructuring of the Executone operations, including severance and related costs, the shut down and consolidation of the Milford facility and the impairment of assets associated with the restructuring. We finalized our plan for the exiting of activities and the involuntary termination or relocation of the employees. Accrued costs associated with this plan were estimates, although the original estimates made for the second quarter of 2000 did not change significantly and the final costs incurred resulted in a nominal adjustment to current operating results during 2005.
     Exit costs associated with the closure of the Milford facility also included liabilities for building, furniture and equipment lease, and other contractual obligations. We were liable for the lease on the Milford buildings through January 14, 2005. Various other furniture, computer and equipment leases terminated on varying dates through September 2002. The reserves for lease and other contractual obligations are identified in the table below.
     The total restructuring charge from this event totaled $50.9 million. The following table summarizes the final details of the restructuring charge in connection with the Executone acquisition, including the description of the type and amount of liabilities assumed, and activity in the reserve balances from the date of the charge through December 31, 2005. Activity represents payments made or amounts written off.

(In thousands)
		2000	Activity				Reserve
	Cash/	Restructuring	through	2003	2004	2005	Balance
Description	Non-Cash	Charge	2002	Activity	Activity	Activity	At 12/31/05

Personnel Costs:
Severance and termination costs	Cash	$(1,583)	$1,580	$3	$—	$—	$—
Other Plant closure costs	Cash	(230)	230	—	—	—	—

Lease termination and other contractual obligations (net of anticipated recovery):
Building and equipment leases	Cash	(7,444)	5,431	767	1,238	8	—
Other contractual obligations	Cash	(1,700)	1,700	—	—	—	—

Impairment of Assets:
Inventories	Non-Cash	(3,454)	3,454	—	—	—	—
Prepaid inventory and other expenses	Non-Cash	(2,485)	2,485	—	—	—	—
Accounts receivable	Non-Cash	(1,685)	854	831	—	—	—
Fixed assets	Non-Cash	(3,151)	2,995	14	26	116	—
Net intangible assets	Non-Cash	(29,184)	29,184	—	—	—	—

Total		$(50,916)	$47,913	$1,615	$1,264	$124	$—

     Included in the total Executone restructuring costs of $50.9 million is a $43.3 million restructuring charge for exit costs and asset impairment included in other charges, and $7.6 million associated with the impairment of inventories, which has accordingly been recorded as additional costs of sales.
NOTE D – SHORT-TERM AND LONG-TERM INVESTMENTS
     The Company accounts for its investments in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Most of the Company’s short-term investments are classified as available-for-sale, and have been recorded at fair value, which approximates cost. Fair value has been determined to approximate cost. We have also historically purchased and sold similar investments at face value. The short-term investments that are classified as held-to-maturity have been recorded at cost and amortized to face value. The long-term investments, which are all classified as held-to-maturity, have been recorded at cost and amortized to face value. At December 31, 2005 and December 31, 2004, $53.8 million and $49.8 million, respectively, were recorded as short-term investments, available-for-sale. At December 31, 2005 and December 31, 2004 $9.9 million and $2.8 million were recorded as short-term investments, held-to-maturity. Short-term investments include certificates of deposit, municipal preferred securities, equity securities, federal agency issues, and mutual funds. The municipal preferred securities and equity securities are auction rate securities which are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-five (35) years. At December 31, 2005, the Company had no investments that were classified as long-term investments. At December 31, 2004, $9.9 million were recorded as long-term investments, held-to-maturity. All investment instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent.
     The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.
     The following is a summary of available-for-sale and held-to-maturity securities:

December 31, 2005		Gross	Gross
		Unrealized	Unrealized	Gross Fair
(in thousands)	Cost	Gains	Losses	Value

Short-term, available-for-sale:
Equity securities	$2,988	$—	$—	$2,988
Mutual funds	370	—	—	370
Certificate of deposit	1,034	—	—	1,034
Municipal bonds	49,397	—	—	49,397

Totals	$53,789	$—	$—	$53,789

Short-term, held-to-maturity:
Federal agency issues (mature in 2006)	$9,900	$—	$72	$9,828

Totals	$9,900	$—	$72	$9,828

December 31, 2004			Gross	Gross
		Unrealized	Unrealized	Gross Fair
(in thousands)	Cost	Gains	Losses	Value

Short-term, available-for-sale:
Equity securities	$12,998	$—	$—	$12,998
Mutual funds	6,662	—	—	6,662
Certificate of deposit	1,008	—	—	1,008
Municipal bonds	29,150	—	—	29,150

Totals	$49,818	$—	$—	$49,818

December 31, 2004		Gross	Gross
		Unrealized	Unrealized	Gross Fair
(in thousands)	Cost	Gains	Losses	Value

Short-term, held-to-maturity:
Federal agency issues (mature in 2005)	$2,000	$—	$18	$1,982
Municipal bonds	826	—	—	826

Totals	$2,826	$—	$18	$2,808

Long-term, held-to-maturity:
Federal agency issues (mature in 2006)	$9,900	$—	$140	$9,760

Totals	$9,900	$—	$140	$9,760

NOTE E – NET INVESTMENT IN SALES-LEASES
     Net investment in sales-leases represents the value of sales-leases presently held under our TotalSolutionSM program. We currently sell the rental payments due to us from some of the sales-leases. We maintain reserves against our estimate of potential recourse for the balance of sales-leases and for the balance of sold rental payments remaining unbilled. The following table provides detail on the total net balances in sales-leases (In thousands):

	December 31
	2005	2004	2003

Lease balances included in consolidated accounts receivable, net of allocated allowances of $980 in 2005; $1,177 in 2004; and $1,774 in 2003	$8,860	$6,390	$7,240

Net investment in Sales-Leases:
Current portion, net of allowances of $998 in 2005; $886 in 2004; and $749 in 2003	19,699	17,151	15,502
Long-term portion, includes residual amounts of $625 in 2005; $510 in 2004; and $652 in 2003, net of allowances of $1,926 in 2005; $1,810 in 2004; and $1,985 in 2003	34,758	33,877	32,529

Total investment in Sales-Leases, net of allowances of $3,904 in 2005; $3,873 in 2004; and $4,508 in 2003	63,318	57,418	55,271

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of lease recourse liability reserves of $14,199 in 2005; $12,241 in 2004; and $12,020 in 2003	256,143	229,163	198,091

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances and reserves	$319,460	$286,581	$253,362

Total allowances and reserves for entire lease portfolio (including lease recourse liabilities)	$18,103	$16,114	$16,528

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

	Years Ended December 31
(In thousands)	2005	2004	2003

Sales of rental payments	$119,060	$113,172	$88,352
Sold payments remaining unbilled at end of year	$270,342	$241,404	$210,111

     Sales of rental payments represents the gross selling price or total present value of the payment stream on the sale of the rental payments to third parties. Sold payments remaining unbilled at the end of the year represents the total balance of leases that are not included in our balance sheet. We do not expect to incur any significant losses in excess of reserves from the recourse provisions related to the sale of rental payments. Inter-Tel is compensated for administration and servicing of rental payments sold.
     At December 31, 2005, future minimum lease payments related to the sold rental streams remaining unbilled are: 2006 — $82.5 million, 2007 — $71.9 million, 2008 – $58.7 million, 2009 — $40.4, 2010 — $16.6 million, thereafter — $0.1 million.
     At December 31, 2005, future minimum lease receipts due from customers related to the lease portfolio included in our December 31, 2005 balance sheet are: 2006 — $21.4 million, 2007 — $13.1 million, 2008 – $9.8 million, 2009 — $7.1 million, 2010 — $5.3, thereafter – $139,000.
     During 2005, the Company has entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of December 31, 2005, the Company has one outstanding agreement in place to sell cash flow streams with a present value of $15.0 million in March 2006 at a fixed interest rate to the financial institution. Should interest rates decrease substantially, the Company has the option to pay a fee to the financial institution to cancel the commitment.
NOTE F – PROPERTY, PLANT & EQUIPMENT

	December 31
(In thousands)	2005	2004

Computer systems, data processing and other office equipment	$63,572	$46,397
Transportation equipment	4,026	3,820
Furniture and fixtures	5,212	4,221
Leasehold improvements	4,341	4,673
Building	7,318	7,318
Land	2,499	2,499

	86,968	68,928
Less: Accumulated depreciation and amortization	(58,732)	(41,088)

Net property, plant & equipment	$28,236	$27,840

NOTE G – GOODWILL AND PURCHASED INTANGIBLE ASSETS

	December 31
(In thousands)	2005	2004
		Restated

Goodwill	$34,865	$26,082
Less: Accumulated amortization	(5,025)	(5,025)

Net Goodwill	$29,840	$21,057

Purchased intangible assets:
Acquired developed technology	$26,332	$15,517
Customer lists and non-competition agreements	9,793	3,550

	36,125	19,067
Less: Accumulated amortization	12,474	8,080

Net Purchased intangible assets	$23,651	$10,987

     For the years ending December 31, 2006, 2007, 2008, 2009 and 2010, the estimated amortization expense on purchased intangible assets is $4.5 million, $4.3 million, $3.5 million, $3.1 million and $2.3 million, respectively.

NOTE H – OTHER CURRENT LIABILITIES

	December 31
(In thousands)	2005	2004
		Restated

Compensation and employee benefits	$15,703	$17,378
Customer deposits	4,252	4,641
Deferred revenues	8,344	7,664
Miscellaneous taxes payable	3,295	2,842
Legal settlements	10,081	9,261
Other accrued expenses	12,711	11,137

	$54,386	$52,923

NOTE I – CREDIT LINE
     We maintain a $10 million unsecured bank credit line at prime rate to cover international letters of credit and for other purposes. The credit agreement matures June 30, 2007 and contains certain restrictions and financial covenants. At December 31, 2005, none of the credit line was committed under letter of credit arrangements.
NOTE J – LEASES
     Noncancellable operating leases are primarily for buildings. Certain of the leases contain provisions for renewal options and scheduled rent increases. Rental expense amounted to $9.9 million, $9.4 million, and $9.6 million in 2005, 2004, and 2003, respectively, as follows:

(In thousands)	2005	2004	2003

Rental expense, gross (1)	$10,329	$9,926	$9,811
Less: Sublease receipts, gross	(429)	(545)	(221)

Net rental expense	$9,900	$9,381	$9,590

     (1) The amounts in the table above do not include rental expense in connection with the Milford, Connecticut building, which we leased in connection with our acquisition in 2000 of selected assets and assumption of certain liabilities of Executone. The Milford lease expired on January 14, 2005 and we did not renew the lease. In connection with the Executone charge taken in 2000, we accrued the anticipated lease costs through the lease termination date, offset by expected sublease receipts. The net rental payments in Milford (offset by sublease receipts) were $21,000, $1.3 million, and $2.2 million in 2005, 2004, and 2003 respectively. The total costs excluded from the gross rental expense above associated with the Milford lease totaled $55,000 in 2005, $2.3 million in 2004, and $2.9 million in 2003, offset in part by sublease receipts totaling $34,000, $1.0 million, and $0.8 million in 2005, 2004, and 2003 respectively. Refer to “Note C – Acquisitions, Technology Investments, Dispositions and Restructuring Charges” for additional information regarding the Executone charge and building lease.
     At December 31, 2005, future minimum commitments under noncancellable leases are as follows: 2006 — $8.0 million, 2007 — $6.6 million, 2008 – $3.9 million, 2009 — $2.7 million, 2010 — $1.7 million.
NOTE K – INCOME TAXES
     We account for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined (and classified as current or long-term) based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Significant components of our deferred tax liabilities and assets as of December 31 are as follows:

	December 31,
(in thousands)	2005	2004
		Restated

Deferred tax liabilities:
Lease—sales and capitalized costs	$82,777	$80,921
Write-off of Japan intercompany receivables	—	1,051
Foreign Intangibles	2,325	691
Tax over book depreciation	2,417	2,986
Other	3,057	3,579

Total deferred tax liabilities	90,576	89,228

Deferred tax assets:
Net operating loss carryforward	—	2,905
Tax credit carryforward	5,052	4,026
Insurance reserves	672	1,559
Accounts receivable reserves	2,196	3,457
Accrued vacation pay	2,188	1,906
Inventory reserve	982	294
Accrued legal	1,425	875
Foreign loss carryforwards	2,553	1,051
In-process R&D write-off	4,354	4,852
Restructuring/Special Charge	1,156	1,167
Lease receivable reserves	9,655	8,047
Other – net	3,994	3,727

Deferred tax assets	34,227	33,866
Less valuation reserve	1,500	—

Net deferred tax assets	32,727	33,866

Net deferred tax liabilities (total deferred tax liabilities less net deferred tax assets)	$57,849	$55,362

     The net deferred tax liabilities increased in 2005 due primarily to: temporary differences relating to amortization of intangibles from the acquisition of foreign subsidiaries, leases in our TotalSolutionSM program and reduction of the net operating loss carryforward deferred tax asset. Federal tax depreciation deductions (bonus depreciation) ended as of December 31, 2004 although differing treatment for state depreciation will impact state taxes favorably for subsequent years. Effective May 6, 2003, the bonus depreciation increased from a 30% to a 50% bonus which favorably impacted the depreciation deduction for 2004 and 2003.
     The Company has utilized all domestic net operating loss carryforwards in 2005. It continues to have research and minimum tax credits which management believes will be utilized in 2006. The Company filed a change in accounting method with the Internal Revenue Service for the 2002 tax year to utilize accelerated depreciation for dealer leases. This depreciation deduction generated a net operating loss in 2002 that was carried back to 2001 and carried forward to 2003, 2004 and 2005. The net operating loss carryforward is fully utilized in 2005. The 2002 net operating loss created deferred tax assets, not only for the loss, but also for research credits and minimum tax credits.
     During 2005, 2004 and 2003, the Company recorded income of $2.9 million, $1.7 million, and $1.0 million respectively, from foreign operations. At December 31, 2005, the Company had a deferred tax asset relating to foreign loss carryforwards of approximately $2.6 million and a valuation allowance of $1.5 million for the acquisition of Lake based upon management’s estimate of the portion of the acquired loss carryforward that does not meet the “more likely than not” threshold for recoverability. Any reduction of the valuation allowance would result in a reduction of goodwill based on purchase accounting rules. The foreign loss carryforwards do not have an expiration date. The Company also recognized a tax benefit for the write-off of the Japanese investment in the amount of $550,000 in 2004.

     Federal and state income taxes consisted of the following:

(In thousands)	2005	2004	2003

		Restated	Restated

Federal	$3,202	$14,203	$15,057
State	3,401	2,468	1,614
Foreign	2,432	(157)	494

	$9,035	$16,514	$17,165

     The principal reasons for the difference between total income taxes (benefit) and the amount computed by applying the statutory federal income tax rate to income before taxes are as follows:

	2005	2004	2003

		Restated	Restated

Federal tax at statutory rates applied to pre-tax income	35.0%	35.0%	35.0%
State tax net of federal benefit	9.9	3.7	2.3
Credit for research activities	(3.7)	(1.6)	(1.1)
Write-off of Japan	—	(3.4)	—
E-Rate settlement	—	6.8	—
Release of reserve	(5.3)	—	—
Tax exempt interest	(3.4)	(1.5)	(.5)
Other – net	1.1	(1.2)	1.8

	33.6%	37.8%	37.5%

     The state tax expense increase, as a percentage of pre-tax net income, was primarily due to the change in the tax rate at which the deferred taxes are expected to be incurred, which resulted in a state tax expense of $1.1 million for the year ended December 31, 2005, and to a lesser extent to the limited utilization of net operating losses in certain subsidiaries relative to prior years. Increased expenditures for research and development resulted in increased research credits both for 2005 and in the 2004 provision to return reconciliation. In 2005, the Company finalized federal tax audits with favorable outcomes resulting in the release of contingencies.
     The 2004 e-Rate settlement of $9.5 million, further described in Note B to the Consolidated Financial Statements, consisted primarily of nondeductible fines and penalties. The non-deductibility of these fines and penalties also unfavorably impacted the state effective tax rate.
     The 2004 write-off of Japan consists of the recognition of the valuation allowance and 2004 Japanese loss, as well as a tax benefit for the write-off of the investment. In prior years the tax benefit of the Japanese operations were offset by a valuation allowance due to historical losses and an inability to project future income by management.
     Undistributed earnings of the Company’s foreign subsidiaries totaling approximately $8.9 million and $4.3 million as of December 31, 2005 and 2004, respectively, are considered by the Company to be permanently reinvested; accordingly, deferred income taxes have not been provided on these earnings. Determining the tax liability that would arise if these earnings were remitted is not practicable. The amount would depend on a number of factors, including the amount of the earnings distributed and whether the U.S. operations were generating profits or losses.
     The Company believes that it maintains adequate tax reserves to offset the potential liabilities that may arise upon audit. If such reserves ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary. If such reserves ultimately prove to be less than the ultimate assessment, a future charge to expense would result. The Company has included reserves for potential losses in deferred income tax liabilities.
NOTE L – EQUITY TRANSACTIONS
     Treasury Stock. In February 2005, we initiated a stock repurchase program, with no stated expiration date, under which the Board of Directors authorized Inter-Tel to purchase up to $75 million of Inter-Tel Common Stock in the open market from time to time, depending upon general market conditions, the

Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. Under this authorization, we repurchased 716,500 shares during 2005, expending $13.8 million to repurchase these shares. During the first quarter of 2001, we initiated a prior stock repurchase program under which the Board of Directors authorized the repurchase of up to 4,000,000 shares of Inter-Tel Common Stock. We did not repurchase shares during 2004. Under the 2001 and prior authorizations, we repurchased 8,271 shares during 2003, expending $207,000 to repurchase shares for cash pay-outs to former employees in place of ESOP share distributions during 2003. We reissued approximately 855,000, 696,000 and 529,000 shares in 2005, 2004 and 2003, respectively, through stock option and employee stock purchase plan exercises and issuances. The proceeds received for the stock reissued were less than our total cost basis in 2005 and 2003. Accordingly, the difference was recorded as a reduction to retained earnings. During 2004 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings. Attached below is a summary of treasury share activity for the past three years:

Treasury shares	2005	2004	2003

Balance on January 1	1,036,024	1,732,181	2,252,840
Stock repurchases, including ESOP	716,500	—	8,271
Shares reissued	(855,159)	(696,157)	(528,930)

Balance on December 31	897,365	1,036,024	1,732,181

     Dividend Policy. Since December 31, 1997, we have paid quarterly cash dividends (the “cash dividend”) for every share of Common Stock to shareholders of record. Dividend payments commence on or about 15 days after the end of each fiscal quarter. Our Board of Directors has periodically increased the cash dividend and attached below is a summary of our dividends accrued and paid since December 31, 1997, the date we first declared cash dividends on our Common Stock. Included in the schedule below is a one-time special dividend of $1.00 per share, approved by the Board of Directors in February 2005 and effective for shareholders of record at March 31, 2005 and paid on or about April 15, 2005.

Period	Q1	Q2	Q3	Q4	Totals

1997	—	—	—	$0.01	$0.01
1998	$0.01	$0.01	$0.01	$0.01	$0.04
1999	$0.01	$0.01	$0.01	$0.01	$0.04
2000	$0.01	$0.01	$0.01	$0.01	$0.04
2001	$0.01	$0.01	$0.01	$0.02	$0.05
2002	$0.02	$0.02	$0.03	$0.03	$0.10
2003	$0.03	$0.03	$0.06	$0.06	$0.18
2004	$0.06	$0.06	$0.07	$0.07	$0.26
2005	$0.08	$1.08	$0.08	$0.08	$1.32

     Stock Option Plans. In July 1990, we adopted the Director Stock Option Plan (“the Director Plan”) and reserved a total of 500,000 shares of Common Stock for issuance thereunder. Commencing with the adoption of the Plan through 2001, each Eligible Director received a one-time automatic grant of an option to purchase 5,000 shares of our Common Stock. In addition, through 2001 each Eligible Director was granted an option to purchase 5,000 shares upon the date five (5) days after such person became Director, and an additional option to purchase 5,000 shares five (5) days after the date of the regularly scheduled board meeting following the close of our third quarter. All options granted through 2001 had a five-year term and fully vested at the end of six months from the grant date.
     In July 2001, as approved by shareholders at the annual shareholders’ meeting in April 2002, the board of directors extended the term of the Director Plan to 2010. Our shareholders also approved amendments to change the date of the annual grant to directors under the Director Plan to five (5) business days after the re-election of directors at the annual meeting of shareholders, and increased the initial automatic option grant and each annual option grant from 5,000 to 7,500 shares. The term of options granted under the Director Plan was also increased from five (5) years to ten (10) years. These amendments did not increase the number of shares authorized for the Director Plan. In each instance, Director Plan options must be granted at not less than 100% of the fair market value of our stock at the dates of grant.

     In November 1993, the Board of Directors authorized the Inter-Tel, Incorporated Long-Term Incentive Plan (“the 1994 Long Term Plan”). 2,000,000 shares of Common Stock have been reserved for issuance under the 1994 Long Term Plan to selected officers and key employees. Options must be granted at not less than 100% of the fair market value of our stock at the dates of grant. Options generally vest over four or five years and expire five to ten years from the date of grant. The 1994 Long Term Plan does not allow incentive stock options to be granted after November 19, 2003, but other forms of awards, as defined in the plan, may be continue to be granted to participants.
     In February 1997, the Board of Directors authorized the Inter-Tel, Incorporated 1997 Long-Term Incentive Plan (“the 1997 Long Term Plan”). The 1997 Long-Term Plan allows various types of awards, including incentive stock options nonqualified stock options, stock appreciation rights, restricted stock awards, performance share awards, dividend equivalent awards, other stock-based awards, or any other right or interest relating to stock or cash, granted to a participant under the 1997 Long Term Plan. In the past, the Company typically awarded stock options from this Plan. However, future awards may be in any of the forms allowed under the Plan. Options must be granted at not less than 100% of the fair market value of our stock at the dates of grant. Options generally vest over three to five years and expire ten years from the date of grant. In March 2000, the Board of Directors authorized an amendment to the 1997 Long Term Plan to limit our ability to reprice options under the 1997 Long Term Plan. Prior to January 1, 2002, a total of 3,650,000 shares of Common Stock had been reserved for issuance under the 1997 Long Term Plan to selected officers and key employees.
     On February 27, 2001 our Board of Directors authorized an amendment to the 1997 Long Term Plan, approved by the stockholders, that provides for an automatic increase in the number of shares of Common Stock reserved thereunder on the first day of each fiscal year equal to the lesser of (a) 2.5% of the outstanding shares on that date, (b) 750,000 shares (subject to appropriate adjustment for all stock splits, dividends, subdivisions, combinations, recapitalizations and like transactions) or (c) a lesser amount as determined by the Board of Directors (the “Renewal Feature”). Based on shares outstanding at January 1 and as approved each year by our Board of Directors for each of the respective periods noted below, the Renewal Feature provided for increases in the number of shares available for issuance under the 1997 Long Term Plan, as follows:

Year	Shares

2002	604,161
2003	622,725
2004	635,741
2005	653,145
2006	656,611

     Under the 1994 and 1997 Long Term Plans, in some instances, predetermined share market value increases must be met to allow acceleration of option vesting provisions before the end of the option term.
     In April 1998, the Board of Directors authorized the Inter-Tel, Incorporated Acquisition Stock Option Plan (the Acquisition Plan). A total of 82,428 shares of Common Stock was reserved for issuance under the Acquisition Plan to selected key employees hired as a result of the acquisition of TMSI. New options must be granted at not less than 100% of the fair market value of our stock at the dates of grant. Options generally vest over four or five years and expire ten years from the date of grant. A portion of the options granted were replacements for options held to purchase shares of stock of the selling company; such replacement grants retained the original terms, including grant dates for vesting purposes and the original grant prices, adjusted using the applicable conversion ratio of the fair value of Inter-Tel’s stock compared to that of the selling company.
     In March 2000, the Board of Directors authorized an additional 216,000 shares of Common Stock for issuance under the Acquisition Plan to selected employees hired as a result of the acquisition of selected assets of Executone. In February 2001, the Board of Directors authorized an additional 300,000 shares of Common Stock for issuance under the Acquisition Plan to selected employees hired as a result of the acquisition of selected assets of Convergent. In addition, in October 2001, the Board of Directors authorized an additional 150,000 shares of Common Stock for issuance under the Acquisition Plan to selected employees hired as a result of the acquisition of Mastermind Technologies. Options in each instance must be granted at not less than 100% of the fair market value of our stock at the dates of grant. Options vest over five years and expire ten years from the date of grant.

          On April 26, 2005, the Compensation Committee of the Board of Directors of Inter-Tel, with the approval of the board of directors, approved the acceleration of the vesting of certain unvested stock options previously granted to employees under the 1994 Long Term Plan, the 1997 Long Term Plan and the Acquisition Stock Option Plan. With the exception of any options granted to all Directors and Named Executive Officers, all unvested options with exercise prices greater than the closing price as of the close of the Nasdaq stock market on May 3, 2005 ($19.13) became exercisable in full. Such options would otherwise have vested from time to time over the subsequent five years. Approximately 617,000 options were accelerated at grant prices ranging from $19.16 to $31.58. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and number of shares subject to the accelerated options, were unchanged. The stock option agreements with respect to the options were deemed amended accordingly. This acceleration of the vesting provision increased the stock based compensation expense and decreased the pro forma net income shown in the table in Note B above by $5.4 million for the year ended December 31, 2005.
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
          Option activity for the past three years under all plans is as follows:

	Years Ended December 31,
(Number of shares)	2005	2004	2003

Outstanding at beginning of year	4,124,118	4,416,131	4,188,641
Granted	707,300	484,000	879,950
Exercised (1)	(788,338)	(649,543)	(476,410)
Expired or canceled	(187,092)	(126,470)	(176,050)

Outstanding at end of year	3,855,988	4,124,118	4,416,131

Exercisable at end of year	2,462,798	2,002,768	1,877,151

Weighted-average grant price of options granted	$16.36	$14.88	$13.66

(1)	The difference between shares exercised in the table above and shares exercised as reflected in the Consolidated Statements of Shareholders’ Equity relates to mature shares tendered in connection with the shares exercised. The Company permits the tendering of mature shares to exercise stock options provided that the shares have been held for six months or more. Mature shares tendered for the years ended December 31, 2005, 2004 and 2003 were 2,504, 3,144 and 5,722 shares, respectively.
At December 31, 2005, we have reserved 4,822,612 shares of Common Stock for issuance in connection with the stock option plans.
The following table summarizes information about stock options outstanding at December 31, 2005:

	Number	Weighted-Average	Weighted
Range of	Outstanding	Remaining	Average
Exercise Price	at 12-31-05	Contractual Life	Exercise Price

$5.25 - $10.00	956,690	4.8 years	$9.30
$10.01 - $15.12	879,621	6.4 years	$13.58
$15.13 - $19.13	967,100	7.7 years	$18.47
$19.14 - $43.44	1,052,577	6.6 years	$23.16

     The following table summarizes information about stock options exercisable at December 31, 2005:

	Number	Weighted-Average	Weighted
Range of	Exercisable	Remaining	Average
Exercise Price	at 12-31-05	Contractual Life	Exercise Price

$5.25 - $10.00	678,920	4.8 years	$9.20
$10.01 - $15.12	442,801	6.4 years	$13.52
$15.13 - $19.13	296,300	7.7 years	$17.30
$19.14 - $43.44	1,044,777	6.6 years	$23.18

          During 2005, the weighted average exercise price of options granted, exercised, and expired or canceled in 2005 was $19.15, $10.78 and $17.88, respectively.
          Pro forma information regarding net income and net income per common share, as disclosed in Note B has been determined as if the Company had accounted for its employee stock-based compensation plans and other stock options under the fair method of SFAS No. 123. Employee stock options vest over three to five year periods and director options vest at the end of six months from the grant date. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Expected dividend yield	1.55%	0.93%	1.2%
Expected stock price volatility	0.488	0.478	0.560
Risk-free interest rate	3.98%	3.29%	3.05%
Expected life of options	3-5 years	5 years	5 years

          The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which, unlike options granted by the Company, have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from options traded on an exchange, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $6.34, $10.38 and $7.04 per share, respectively.
          1997 Employee Stock Purchase Plan. In April 1997, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the Purchase Plan) and reserved 500,000 shares for issuance to eligible employees. In April 2002, the Board of Directors and stockholders approved an amendment to the Plan to increase the number of authorized shares by 500,000 shares for a total of 1,000,000 authorized thereunder. Under the Purchase Plan, employees are granted the right to purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees may designate up to 10% of their compensation for the purchase of stock. Under the Plan, we sold 69,325 shares for approximately $1,196,000 ($17.25 per share) to employees in 2005, 49,758 shares for approximately $1,051,000 ($21.13 per share) to employees in 2004, and 58,242 shares for approximately $915,000 ($15.71 per share) to employees in 2003. At December 31, 2005, 397,259 shares remained authorized under the Plan.

NOTE M — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
		Restated	Restated

Numerator:
Net income	$17,854	$27,213	$28,635

Denominator:
Denominator for basic earnings per share — weighted average shares	26,261	25,767	25,078
Effect of dilutive securities:
Employee and director stock options	946	1,499	1,395

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	27,207	27,266	26,473

Basic income per share	$0.68	$1.06	$1.14

Diluted income per share	$0.66	$1.00	$1.08

     In 2005, 2004 and 2003, options to purchase 669,200; 201,000; and 227,150 shares, respectively, of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive.
NOTE N — RETIREMENT PLANS
     Inter-Tel maintains retirement plans for the benefit of our employees. Under our 401(k) Retirement Plan, participants may contribute on an annual basis up to the maximum amount allowed by the Internal Revenue Service. We make voluntary annual contributions to the Plan of 50% of contributions made by Plan participants of up to 6 percent of each participant’s compensation. Our matching contributions to the Plan totaled $2.0 million, $1.9 million, and $1.6 million, in 2005, 2004 and 2003, respectively.
NOTE O — SEGMENT INFORMATION
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
          We view our operations as primarily composed of two segments: (1) our principal segment, which includes sales of telephone systems, telecommunications software, hardware and related services, and (2) network services, including resale of local and long distance calling services, voice circuits and data circuits through Inter-Tel NetSolutions® (NetSolutions), as well as commissions earned by Network Services Agency, our division serving as an agent selling local and network services such as T-1 access, frame relay and other voice and data circuit services on behalf of Regional Bell Operating Companies (RBOCs) and local exchange carriers (collectively, “Network Services”). Sales of these systems, software, related services and Network Services are provided through the Company’s direct sales offices and dealer network to business customers in North America, and in parts of Europe, South Africa and Asia. As a result, financial information disclosed represents substantially all of the financial information related to the Company’s two principal operating segments. Results of operations for the Network Services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.

     For the years ended December 31, we generated income from business segments, including charges, as follows:

				Resale of
				Local, Long
		Legal	Subtotal	Distance
	Principal	Judgment &	Principal	and Network
(In thousands, except per share amounts)	Segment	Settlement	Segment	Services	Total

2005
Net sales	$387,606	$—	$387,606	$55,288	$442,894
Gross profit	204,817	—	204,817	21,493	226,310
Operating income	24,689	(11,986)	12,703	9,983	22,686
Interest and other income	3,901	—	3,901	172	4,073
Gain on foreign currency transactions	215	—	215	0	215
Interest expense	(80)	—	(80)	(5)	(85)
Net income (loss)	$18,436	$(7,862)	$10,574	$7,280	$17,854
Net income (loss) per diluted share (1)	$0.68	$(0.29)	$0.39	$0.27	$0.66
Weighted average diluted shares (1)	27,207	27,207	27,207	27,207	27,207
Goodwill	$27,705	$—	$27,705	$2,135	$29,840
Total assets	381,729	—	381,729	14,539	396,268
Depreciation and amortization	$13,596	$—	$13,596	$57	$13,653

				Resale of
				Local, Long
			Subtotal	Distance
	Principal		Principal	and Network
(In thousands, except per share amounts)	Segment	E-Rate	Segment	Services	Total

2004 (as restated)
Net sales	$367,969	$—	$367,969	$48,799	$416,768
Gross profit	202,624	—	202,624	18,826	221,450
Operating income	43,177	(9,261)	33,916	7,674	41,590
Interest and other income	2,463	—	2,463	191	2,654
Gain on foreign currency transactions	(399)	—	(399)	—	(399)
Interest expense	(109)	—	(109)	(9)	(118)
Net income (loss)	$30,761	$(8,957)	$21,804	$5,409	$27,213
Net income (loss) per diluted share (1)	$1.13	$(0.33)	$0.80	$0.20	$1.00
Weighted average diluted shares (1)	27,266	27,266	27,266	27,266	27,266
Goodwill	$18,923	$—	$18,923	$2,135	$21,058
Total assets	399,069	—	399,069	8,714	407,783
Depreciation and amortization	$9,897	$—	$9,897	$107	$10,004

				Resale of
				Local, Long
		Legal	Subtotal	Distance
	Principal	Judgment &	Principal	and Network
(In thousands, except per share amounts)	Segment	Settlement	Segment	Services	Total

2003 (as restated)
Net sales	$330,014	$—	$330,014	$43,624	$373,638
Gross profit	179,777	—	179,777	17,098	196,875
Operating income	37,379	—	37,379	6,751	44,130
Interest and other income	1,650	—	1,650	157	1,807
Gain on foreign currency transactions	18	—	18	—	18
Interest expense	(153)	—	(153)	(2)	(155)
Net income (loss)	$24,326	$—	$24,326	$4,309	$28,635
Net income (loss) per diluted share (1)	$0.92	$—	$0.92	$0.16	$1.08
Weighted average diluted shares (1)	26,473	26,473	26,473	26,473	26,473
Goodwill	$17,000	$—	$17,000	$2,135	$19,135
Total assets	339,804	—	339,804	20,790	360,594
Depreciation and amortization	$8,973	$—	$8,973	$161	$9,134

(1)	Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share. See Note L for additional information.

     Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $405.6 million, or 91.6% of total revenues, $403.7 million, or 96.8% of total revenues, and $362.6 million, or 97.0% of total revenues for the year ended December 31, 2005, 2004, and 2003, respectively. Revenues from customers located internationally accounted for 8.4%, 3.2%, and 3.0% of total revenues for the year ended December 31, 2005, 2004, and 2003, respectively. Substantially all of the foreign revenues were generated by our principal segment for each of the last three years. Refer to the tables below for additional geographical revenue data.

(in thousands,	Year Ended December 31,
except percentages)
			2004		2003
Source of net sales	2005		Restated		Restated
	$	%	$	%	$	%

Domestic	405,607	91.6	403,620	96.8	362,592	97.0
Lake Communications	22,996	5.2	—	—	—	—
Other International	14,291	3.2	13,148	3.2	11,046	3.0

Total net sales	442,894	100.0	416,768	100.0	373,638	100.0

     2005 revenue percentages from foreign sources primarily increased as a result of our acquisition of Lake in March 2005. Lake is based in Dublin, Ireland with majority of its sales made to the United Kingdom, Australia, other European countries, and South Africa. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel UK and Swan Solutions. These other international offices sell predominantly into the United Kingdom and other European countries. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income. For the year ended December 31, 2005, $1.3 million of income before income taxes resulted from our foreign operations.
     Our applicable long-lived assets at December 31, 2005, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $60.2 million and the amount in foreign countries was $21.5 million at December 31, 2005. At December 31, 2004, the net amount located in the United States was $56.1 million and the amount in foreign countries was $3.8 million (as restated). The increase in foreign assets relates to the acquisition of Lake.
NOTE P — FINANCIAL INSTRUMENTS
     Concentration of Credit Risk. Financial instruments that potentially subject Inter-Tel to significant concentrations of credit risk consist principally of cash investments, trade accounts receivable, and net investment in sales-leases. We maintain cash and equivalents not invested in money market funds with a major bank in our marketplace. We perform periodic evaluations of the relative credit standing of the financial institution. Concentrations of credit risk with respect to trade accounts receivable and net investment in sales-leases are limited due to the large number of entities comprising our customer base.
     Fair Value of Financial Instruments. The carrying amount of cash and equivalents, accounts receivable, net investment in sales-leases, and accounts payable reported in the consolidated balance sheets approximate their fair value.
NOTE Q — SUPPLEMENTAL CASH FLOW

	Years Ended December 31,
(In thousands)	2005	2004	2003
		Restated	Restated

Cash paid for:
Interest	$85	$118	$155
Income taxes paid (received)	1,222	$(1,156)	$(9,384)

Additional disclosure of cash flow information:
Tax benefit from stock options	$3,891	$2,638	$2,321

	Years Ended December 31,
(In thousands)	2005	2004	2003
		Restated	Restated
Changes in operating assets and liabilities:
Increase in receivables and current net investment in sales-leases	$(1,295)	$(4,494)	$(6,082)
Increase in inventories	(2,988)	(2,192)	(4,069)
(Increase) decrease in prepaid expenses and other assets	(998)	5,933	(2,935)
Increase in long-term net investment in sales-leases and other assets	(1,348)	(1,809)	(6,962)
(Decrease) increase in accounts payable and other current liabilities	(4,365)	4,685	1,277

	$(10,994)	$2,123	$(18,771)

NOTE R — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
          A summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 follows (quarterly amounts may not add to the year-end totals due to rounding):
(In thousands, except per share amounts and note 1)

2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Restated	Restated	Restated
	(1)	(1)	(1)

Net sales	$105,618	$115,265	$111,335	$110,676
Gross profit	$53,965	$60,045	$56,260	$56,040
Other charges	$—	$—	$10,378	$1,608
Net income	$1,958	$6,941	$735	$8,220
Net income per share—Basic	$0.07	$0.26	$0.03	$0.31
Net income per share—Diluted	$0.07	$0.26	$0.03	$0.31
Weighted average basic common shares	26,373	26,301	26,147	26,222
Weighted average diluted common shares	27,788	27,069	27,056	26,914

2004	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	Restated	Restated	Restated	Restated
	(1)	(1)	(1)	(1)

Net sales	$97,927	$102,657	$105,344	$110,840
Gross profit	$51,994	$54,048	$55,772	$59,636
Other charges — e-Rate	$—	$—	$—	$9,261
Net income	$6,815	$8,019	$9,165	$3,214
Net income per share—Basic	$0.27	$0.31	$0.36	$0.12
Net income per share—Diluted	$0.25	$0.29	$0.34	$0.12
Weighted average basic common shares	25,543	25,715	25,816	25,994
Weighted average diluted common shares	27,350	27,262	26,944	27,509

(1)	The Company has restated its previously reported consolidated financial statements for changes in net sales and income tax provision as described in Note A. The effect of the restatement on net income is a decrease of approximately $5,000, $98,000, and $41,000 for the first, second and third quarter of fiscal 2004, respectively, and an increase of approximately $103,000 for the fourth quarter in fiscal 2004. The effect of the restatement on net income is an increase of approximately $23,000 and $88,000 in the first and third quarter of fiscal 2005, respectively, and a decrease in net income of approximately $52,000 for the second quarter of fiscal 2005. The effect on reported quarterly basic net income per share was a decrease of $0.01 for both the second quarter of fiscal 2004 and the second quarter of fiscal 2005, and an increase of $0.01 for both the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005. There was no effect on reported quarterly basic net income per share for the first and third quarters of fiscal 2004 or for the first quarter of fiscal 2005. The effect on reported quarterly diluted net income per share was a decrease of $0.01 for the second quarter of fiscal 2004 and an increase of $0.01 for the fourth quarter of fiscal 2004 and the third quarter of fiscal 2005. There was no effect on quarterly diluted net income per share for the first and third quarters of fiscal 2004 or for the first and second quarters of fiscal 2005.

NOTE S — SUBSEQUENT EVENT
     Subsequent to December 31, 2005, the Company settled a legal matter that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus costs and related fourth quarter legal fees totaled $1.6 million. Additional legal fees and costs totaling approximately $1.2 million are expected to be recorded as period costs during the first quarter of 2006 relating to this matter.

EXHIBIT INDEX

13.0	Excerpts from Annual Report to Security Holders.

21	Subsidiaries of Inter-Tel, Incorporated.

23.0	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

10.65	Non-Employee Director Non-Qualified Deferred Compensation Plan.