Form 10-K/A
period 2005-12-31
INTER TEL INC
filed 2006-04-28
CIK 350066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Commission file number 1-10211
INTER-TEL, INCORPORATED
(Exact name of registrant as specified in its charter)

Arizona	86-0220994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 S. 52nd Street
Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	(480) 449-8900
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
     As of March 22, 2006, there were 26,386,651 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

INTER-TEL, INCORPORATED
2005 FORM 10-K ANNUAL REPORT

PART II

Item 5	Market for the Registrant’s Common Stock and Related Shareholder Matters – Equity Compensation Plan Information

PART III

Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

Signatures
Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

EXPLANATORY NOTE
Inter-Tel, Incorporated (the “Company”) is filing this Amendment No. 1 to Form 10-K for the sole purpose of timely providing certain information required by Parts II and III of Form 10-K. No other changes are being made to the Company’s Annual Report on Form 10-K filed March 16, 2006.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for both equity compensation plans approved by Inter-Tel shareholders and equity compensation plans not approved by Inter-Tel shareholders.

	Common shares to		Common shares
	be issued upon	Weighted-average	available for future
	exercise of	exercise price of	issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by Inter-Tel shareholders	3,580,508 (1)	$16.18	1,211,807 (2)

Equity compensation plans not approved by Inter-Tel shareholders	275,480 (3)	$18.62	152,076

Totals:	3,855,988	$16.36	1,363,883

(1)	Includes options to purchase shares outstanding under the plans approved by Inter-Tel shareholders. Of these shares, options to purchase 100,800 shares were outstanding from the Inter-Tel 1994 Long-Term Incentive Plan, options to purchase 3,337,208 shares were outstanding from the Inter-Tel 1997 Long-Term Incentive Plan and options to purchase 142,500 shares were outstanding from the 1990 Inter-Tel Director Option Plan.

(2)	Includes shares available for future issuance under the Inter-Tel 1994 Long-Term Incentive Plan, the Inter-Tel 1997 Long-Term Incentive Plan, the 1990 Inter-Tel Director Option Plan and the Inter-Tel 1997 Employee Stock Purchase Plan; excludes securities reflected in column (a). Of these shares, 33,676 shares were available under the 1994 Long-Term Incentive Plan, 708,372 shares were available under the Inter-Tel 1997 Long-Term Incentive Plan, 72,500 shares were available under the 1990 Inter-Tel Director Option Plan and 397,259 shares were available under the Inter-Tel 1997 Employee Stock Purchase Plan. Under the Inter-Tel 1997 Long-Term Incentive Plan, the amount of shares authorized for issuance increases annually by the lesser of (a) 2.5% of the outstanding shares on that date, (b) 750,000 shares (subject to appropriate adjustments for stock splits, dividends, subdivisions, combinations, recapitalizations and like transactions) or (c) a lesser amount as determined by the Inter-Tel Board of Directors.

(3)	As of December 31, 2005, individual options to purchase a total of 275,480 shares had been assumed or issued in connection with acquisition transactions by Inter-Tel, at a weighted average exercise price of $18.62 per share. These options were issued under the Inter-Tel Acquisition Stock Option Plan, which has not been approved by Inter-Tel shareholders.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(a)	Executive Officers – See the Section entitled “Directors and Executive Officers of the Registrant” in Part III, Item 10 of the Company’s Annual Report on Form 10-K filed on March 16, 2006.

(b)	Directors – The names of each of the directors and certain information about each of them are set forth below.

Name of Nominee	Age	Current Position	Director Since
Norman Stout	48	Director and Chief Executive Officer	2006
Alexander Cappello	50	Chairman of the Board	2005
J. Robert Anderson	69	Director	1997
Jerry W. Chapman	65	Director	1999
Gary D. Edens	64	Director	1994
Steven E. Karol	51	Director	2006
Robert Rodin	52	Director	2006
Agnieszka Winkler	60	Director	2005
MR. STOUT was appointed Chief Executive Officer and a member of Inter-Tel’s Board of Directors on February 22, 2006. He began his tenure at Inter-Tel in 1994 as a director. Four years later, he resigned from the board and joined Inter-Tel as executive vice president, chief administrative officer and president of Inter-Tel Software and Services. Prior to joining Inter-Tel, Mr. Stout was Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout held previous positions as President of Superlite Block; Chief Financial Officer and Chief Executive Officer (successively) of Boorhem-Fields, Inc. of Dallas, Texas; and as a Certified Public Accountant with Coopers & Lybrand. He currently serves on the board of directors of Hypercom Corporation, a public company headquartered in Phoenix, Arizona. Mr. Stout holds a Bachelor of Business Administration degree in Accounting from Texas A&M and an MBA from the University of Texas.
MR. CAPPELLO was elected as one of our directors in the April, 2005 annual meeting of shareholders, and to Chairman at the July, 2005 Board meeting. Since March 1996, Mr. Cappello has served as the Chairman and Chief Executive Officer of the Cappello Group, Inc., a global boutique merchant bank, which includes Cappello Capital Corp. (member SIPC-NASD). He has over thirty years experience in corporate management & finance, investment banking, merchant banking both in the U.S. and overseas. He is currently or has been a member of the board of directors of several companies and institutions including: University of Southern California (USC) Board of Trustees/President-Elect of the Board of Governors & Alumni Association, RAND Corporation-Center for Middle East Public Policy, Genius Products, Inc. (NASDAQ:GNPI), CytRx Pharmaceuticals, Inc. (NASDAQ: CYTR), and Swiss American Financial & Euro American Financial — (Chairman). Mr. Cappello is a member of the Young Presidents’ Organization (YPO), where he has served as Chairman of the International Board from 2003-2005. He received a Bachelor of Science degree from the Marshall School of Business at USC in 1977 with honors. He has been a guest lecturer at the USC, UCLA, and Harvard Business Schools and is a contributing author of “The New Investor Relations,” being published by Bloomberg PRESS.
MR. ANDERSON has served as one of our directors since February 1997 and currently serves as the Chairman of our Compensation Committee. Mr. Anderson held various positions at Ford Motor Company from 1963 to 1983, serving as President of the Ford Motor Land Development Corporation from 1978 to 1983. He served as Senior Vice President, Chief Financial Officer and as a member of the board of directors of The Firestone Tire and Rubber Company from 1983 to 1989, and as Vice

Chairman of Bridgestone/Firestone, Inc. from 1989 through 1991. He most recently served as Vice Chairman, Chief Financial Officer and as a member of the board of directors of the Grumman Corporation from 1991 to 1994. He currently serves on the boards of GenCorp, Inc. and B-G Corp. Mr. Anderson is currently semi-retired, and he is an active leader in various business, civic and philanthropic organizations.
MR. CHAPMAN was elected as one of our directors in December 1999 and previously served as one of our directors from 1989 to 1992. He currently serves as the Chairman of our Audit Committee. As a Certified Public Accountant, he served with a local accounting firm from 1963 through 1969, at which time he joined Ernst & Ernst, a predecessor entity of Ernst & Young LLP. He became a partner of Ernst & Young in 1977 and, until retiring from the firm in 1989, served as engagement partner on a wide variety of audit, assurance and consulting engagements. Additionally, he managed Ernst & Young’s practices in Arizona as well as various offices in the adjoining southwest states from 1980 through 1989. He then operated his own consulting firm through 1992 and joined Arthur Andersen in 1993 as a partner specializing in providing business consulting services. He retired from Arthur Andersen in 1999. Mr. Chapman currently serves on the board of CoBiz Inc., a public company headquartered in Denver, Colorado. Additionally, he provides services for a small number of clients requiring strategic and market-driven services.
MR. EDENS has served as one of our directors since October 1994 and currently serves as the Chairman of our Corporate Governance and Nominating Committee. He was an executive with Southern Broadcasting Company 1968 — 1982, Harte-Hanks Radio, Inc, chief executive officer, 1982-1984, and Edens Broadcasting, Inc., chairman and chief executive officer 1984-1994. Mr. Edens has served on a number of corporate boards, such as Great Western Bank and Citibank (Arizona), as well as holding leadership positions on the Radio Advertising Board, National Radio Broadcasters Association and Young Presidents’ Organization. In 1998 he was chairman of the annual international financial seminar for Chief Executives Organization and World Presidents’ Organization. Since 1994, he has been president of The Hanover Companies, Inc., a private investment firm. He holds a B.S. Degree in Business Administration from the University of North Carolina at Chapel Hill. In 2005 he participated in continuing education for directors at Harvard Business School.
MR. KAROL was elected as one of our directors in February 2006. Mr. Karol is founder, Managing Partner, and Chairman of HMK Enterprises, Inc. and Watermill Group, which consists of Watermill Ventures and Watermill Advisors. He has been an investor, operator, and advisor for almost thirty years. Through HMK and Watermill, he has owned and operated close to 50 companies and has built both into enterprises with over $1 billion in revenue on several occasions. Mr. Karol serves on several corporate boards including: Mooney Aircraft Company (OTC:MNYG.OB) (Chairman), StockerYale (NASDAQ: STKR), and J. Walter Company. He is also on several not-for-profit boards, including the Tufts University Board of Overseers for the School of Engineering (Chairman), the Vermont Academy Board of Trustees (Chairman), and The Brain Tumor Society (Chairman of Strategic Planning). He is a former International President of the Young Presidents’ Organization where he held many positions throughout his twenty-six year relationship with the organization. He is a former trustee of the Boston Ballet and a former overseer of the Boston Symphony Orchestra. Mr. Karol received his Bachelor of Science degree from Tufts University in 1976. He completed the President’s Program of Leadership at the Graduate School of Business Administration at Harvard University in 1997.
MR. RODIN who was elected as one of our directors in February 2006, is currently the Chairman and CEO of RDN Group; strategic advisors focused on corporate transitions, customer interface, sales and marketing, and supply chain management. Previously, Mr. Rodin was Chairman and CEO of eConnections, a provider of extended supply chain intelligence solutions, which he founded in 1999. From 1991 to 1999, he served as the CEO of Marshall Industries (NYSE:MI), a $1.8 billion industrial electronics distributor and supply chain management company. Marshall Industries was recognized as the “World’s Number One Business to Business Website”, by Advertising Age Magazine and Information Week Magazine highlighted Marshall Industries as the “World’s Number One Company in the Use of Technology”, Additionally, CIO Magazine recognized Mr. Rodin as one of the “Top 100 Leaders for the New Millennium”. Following the sale of Marshall to Avnet (NYSE:AVT) in 1999, Mr. Rodin served as president of global supply chain management and electronic commerce solutions and as a member of the Avnet Global Managing Board. Mr. Rodin currently serves as director of Napster (NASDAQ: NAPS), director and Vice Chairman of CommerceNet and director of SM&A (NASDAQ: WINS). Mr. Rodin’s best selling book, “Free, Perfect and Now: Connecting to the Three Insatiable

Customer Demands”, chronicles the radical transformation of Marshall Industries. The changes he led have been taught as case studies at Harvard Business School, Columbia, USC, MIT, and Stanford University.
MS. WINKLER was elected as one of our directors in the April 2005 annual meeting of shareholders. Ms. Winkler was the founder, Chairman and CEO of two companies, Winkler Advertising, founded in 1984, and TeamToolz, Inc., founded in 1999, both of which were acquired. She is currently founder and Chairman of The Winkler Group, a management consultancy specializing in marketing efficiency and effectiveness for Fortune 1000 companies. She has served on the board of directors of two NASDAQ companies, SuperCuts and RenoAir, and currently serves on the board of directors of IP Locks, Inc. and the Board of Trustees of Santa Clara University. In addition, she has served on the boards of numerous professional and civic institutions throughout her career and currently sits on the boards of the Committee of 200 Foundation and the Western Folklife Center. Winkler has a BA and an MA and received an MBA from Santa Clara University in 1981. A frequent keynote speaker on the subjects of marketing and branding at industry meetings globally, she is also the author of Warp Speed Branding: The Impact of Technology on Marketing, published by Wiley in the US, China and Turkey.
Audit Committee
The Audit Committee of the Board of Directors consists of directors Chapman, Anderson, Cappello and Edens and, until July 22, 2005 when he resigned from the Audit Committee, Dr. Roland Haden was also a member of the Audit Committee. Each of the current members of the Committee is independent within the meaning of the Nasdaq director independence standards, as currently in effect, and Dr Haden was independent by such standards during his tenure as well. The Board of Directors has determined that director Chapman is an “Audit Committee financial expert” as defined in SEC rules. Mr. Chapman serves as Chairman of the Audit Committee.
Pursuant to the Audit Committee Charter, the Audit Committee reviews, acts and reports to the Board of Directors of the Company on various auditing and accounting matters, including the appointment of the Company’s independent auditors, the scope of the Company’s annual audits, fees to be paid to the Company’s independent auditors, the performance of the Company’s independent auditors, the sufficiency of the Company’s internal controls and the Company’s accounting and financial management practices.
The Audit Committee met four (4) times during the last fiscal year. The Audit Committee also meets with our independent auditors in an executive session, without the presence of our management, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work.
Compliance With Section 16(a) of the Exchange Act
Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with, except as follows: On May 3, 2005, stock options were granted pursuant to the terms of the Director Stock Option Plan to each of the independent directors. The stock options for Agnieszka Winkler were not reported on Form 4 within two business days because Company representatives were unable to obtain a power of attorney to complete the filings because Ms. Winkler was out of the country. For the same reason, the Company was also unable to file Ms. Winkler’s Form 3 on a timely basis.

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
ITEM 11. EXECUTIVE COMPENSATION
The following Summary Compensation Table sets forth the compensation earned for services rendered to the Company during the fiscal years 2005, 2004 and 2003 by the Chief Executive Officer and the four other most highly compensated executive officers of the Company who were serving as executive officers of the Company at the end of 2005 and whose aggregate salary and bonus in fiscal 2005 exceeded $100,000 (the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards;	All
				Securities	Other
		Salary	Bonus	Underlying Options	Compensation
Name and Position	Year	($)	($) (2)	(#)	($) (3)
(a)	(b)	(c)	(d)	(g)	(i)
Steven G. Mihaylo (1)(4)(5)	2005	350,000	—	—	6,000
Chief Executive Officer	2004	315,000	—	—	6,000
	2003	315,000	46,707	—	6,032

Norman Stout (1)(4)(5)	2005	335,000	—	70,000	16,247
Exec. Vice President, Chief	2004	315,000	—	—	18,729
Administrative Officer	2003	315,000	46,707	100,000	15,998
and Chief Strategy Officer

Craig W. Rauchle (4)(5)	2005	335,000	—	70,000	47,201
President and	2004	315,000	—	—	16,574
Chief Operating Officer	2003	315,000	46,707	100,000	50,610

Jeffrey T. Ford (4)(5)	2005	281,000	14,261	15,000	6,291
Sr. Vice President and	2004	263,000	107,659	—	11,905
Chief Technology Officer	2003	263,000	88,894	10,000	5,030

Kurt R. Kneip (5)	2005	201,000	—	—	6,029
Sr. Vice President and	2004	188,000	—	—	5,857
Chief Financial Officer	2003	188,000	14,726	7,500	5,030

(1)	Mr. Mihaylo resigned as Chief Executive Officer on February 22, 2006 and resigned from the Company’s Board of Directors on March 6, 2006. Norman Stout was named as Chief Executive Officer and as a member of the Board of Directors on February 22, 2006.

(2)	The Compensation Committee set earnings per share performance levels for the consolidated Company, upon which incentives were placed for each of the Named Executive Officers. Cash bonus awards, based upon meeting or exceeding such performance levels and limited to a percentage of base salary, were set for each executive officer. The maximum bonuses ranged from 60 percent to 125 percent as a percentage of base salary, as noted in the table below. For each of the officers except for Jeff Ford, the bonus to be earned was dependent entirely on meeting established earnings per share goals. Mr. Ford’s 2005 bonus was determined one-third on meeting the earnings per share goal and two-thirds on meeting divisional targets. The bonuses are earned on a sliding scale, with minimum targets that must be met to earn any bonus and maximum targets that must be achieved to earn the highest potential bonus. The bonus payout increases ratably for achievements between the minimum and maximum targets. For 2005, bonus goals based on earnings per share calculations excluded the impact of in-process research and development charges incurred in connection with acquisitions. In addition, although the Committee was authorized to use its discretion to revise the calculated bonus amounts upwards or downwards based on any information the Committee deems appropriate, no adjustments were made for 2005. The specific earnings per share and divisional targets have not been included in this description in order to maintain the confidentiality of the Company’s confidential or commercial business information. Column (d) above reflects net bonuses achieved for these performance targets.

	2005	2005 Maximum Bonus	2005 Maximum Bonus	2005
Name	Salary ($)	Opportunity (%)	Opportunity ($)	Bonus Achieved

Steven G. Mihaylo	350,000	125%	437,500	—
Norman Stout	335,000	100%	335,000	—
Craig W. Rauchle	335,000	100%	335,000	—
Jeffrey T. Ford	281,000	100%	281,000	14,261
Kurt R. Kneip	201,000	60%	120,600	—

(3)	All Other Compensation included in column (i) above for 2005 includes the following:

	Auto	401K		Other (see
Name	Allowance	Match	Club Dues	below)	Total

2005
Steven G. Mihaylo	6,000	—	—	—	6,000
Norman Stout	6,000	6,291	3,956	—	16,247
Craig W. Rauchle	6,000	5,263	28,000	7,938	47,201
Jeffrey T. Ford	—	6,291	—	—	6,291
Kurt R. Kneip	—	6,029	—	—	6,029

2004
Steven G. Mihaylo	6,000	—	—	—	6,000
Norman Stout	6,000	5,905	6,824	—	18,729
Craig W. Rauchle	6,000	5,465	5,109	—	16,574
Jeffrey T. Ford	—	5,905	—	—	5,905
Kurt R. Kneip	—	5,857	—	—	5,857

2003
Steven G. Mihaylo	6,032	—	—	—	6,032
Norman Stout	6,000	5,030	4,968	—	15,998
Craig W. Rauchle	6,000	5,030	4,195	35,385	50,610
Jeffrey T. Ford	—	5,030	—	—	5,030
Kurt R. Kneip	—	5,030	—	—	5,030

Other: During 2005, $7,938 was included in Mr. Rauchle’s income in connection with travel costs incurred by him and his guest for attendance at company-sponsored business trips. In addition, during 2003, Mr. Rauchle received $35,385 in other compensation related to reimbursement of health and welfare benefits for a family member. No compensation is present under omitted columns (e), (f) and (h).

(4)	Fringe benefits include use of IP telephones or complete Inter-Tel telephone systems in the home. No amounts have been included in the above tables for such use.

(5)	Messrs. Mihaylo, Rauchle, Stout, Ford and Kneip had access to the company aircraft principally for business use. No amounts have been included in the above tables for such use based on the de minimis incremental costs to the Company.

     The following table below sets forth information concerning stock options held or acquired by each of the Named Executive Officers during the year ended December 31, 2005:
AGGREGATED OPTION EXERCISES IN 2005 AND DECEMBER 31, 2005 OPTION VALUES

			Number of Unexercised	Value of in-the-money
	Shares		Options at	options at December 31,
	Acquired on	Value	December 31, 2005 (#)	2005 ($) (2)
	Exercise	Realized	Exercisable/	Exercisable/
Name	(#)	($) (1)	Unexercisable	Unexercisable
(a)	(b)	(c)	(d)	(i)

Steven G. Mihaylo	—	—	— / —	— / —
Norman Stout	200,000	3,354,465	262,600/134,400	1,219,766/1,079,367
Craig W. Rauchle	225,000	4,283,000	317,600/134,400	3,000,568/1,079,367
Jeffrey T. Ford	—	—	119,000/14,000	1,027,785/116,875
Kurt R. Kneip	20,000	366,685	36,000/8,500	359,685/69,155

(1)	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.

(2)	Based upon the market price of $19.57 per share, which was the closing selling price per share of Common Stock on the Nasdaq National Market on the last day of the Company’s 2005 fiscal year, less the option exercise price payable per share.
OPTION GRANTS IN LAST FISCAL YEAR

	Number of				Potential Realizable Value
	Securities	Percent of Total			at Assumed Annual Rates
	Underlying	Options Granted			of Stock Price Appreciation
	Options	To Employees	Exercise	Expiration	for Option Terms (3)
Name	Granted	In Fiscal Year (1)	Price ($/Sh)	Date (2)	5%($)	10%($)
Norman Stout	70,000	9.9%	$19.13	5/3/2015	$842,153	$2,134,181

Craig W. Rauchle	70,000	9.9%	$19.13	5/3/2015	$842,153	$2,134,181

Jeffrey T. Ford	15,000	2.1%	$19.13	5/3/2015	$180,461	$457,324

Increase in market value of the Company’s Common Stock for all shareholders at assumed annual rates of stock price appreciation (as used in the table above) from $19.57 per share, over the ten-year period, based on 26.3 million shares outstanding on December 31, 2005.
5% (to $31.88/sh) $323.2 million	10% (to $50.76/sh) $819.2 million

(1)	The Company granted options to purchase 707,300 shares of Common Stock to employees and directors in fiscal 2005 pursuant to the Company’s 1997 Long Term Incentive Plan and Director Stock Option Plan, in each case as amended. The above listed executive officer option grants vest 1/3 per annum on the anniversary of the grant date over 3 years. All Director Stock Option Plan grants vest six months from the date of grant. The exercise price for each option to purchase Common Stock equals the fair market value of the Common Stock on the date of such grant.

(2)	The term of each option is ten years. Options may terminate before their expiration upon the termination of the optionee’s status as an employee or consultant, or upon the death of the optionee.

(3)	Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). Annual compounding results in total appreciation of 62.9% (at 5% per year) and 159.4% (at 10% per year). The assumed annual rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future stock price growth. Actual gains, if any, on stock option exercises are dependent upon the Company’s future financial performance, overall market conditions and the option holders’ continued employment or consultancy through the vesting period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table and footnotes thereto set forth the beneficial ownership of Common Stock of the Company as of the Record Date, by (a) each director and nominee for director of the Company who owned shares as of such date, (b) each of the Named Executive Officers (defined below), (c) all directors and executive officers of the Company as a group and (d) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock:

	Shares of Common Stock Beneficially Owned
	Owned
	Excluding	Right to	Total Number		Percent
Name	Stock Options	Acquire (2)	of Shares (1)		of Total (3)
J. Robert Anderson	20,000	35,000	55,000		*
Alexander Cappello	—	7,500	7,500		*
Jerry W. Chapman	4,069	35,000	39,069	(4)	*
Gary D. Edens	19,792	35,000	54,792		*
Agnieszka Winkler	—	7,500	7,500		*
Norman Stout	18,861	380,333	399,194	(5)	1.5
Craig W. Rauchle	5,898	355,190	361,088		1.3
Jeffrey T. Ford	63,672	134,000	197,672	(6)	*
Kurt R. Kneip	25,078	41,500	66,578	(7)	*

All directors and executive officers as a group (9 persons)	157,370	1,031,024	1,188,394		4.3

Other Beneficial Owners:
Steven G. Mihaylo	5,179,498	—	5,179,498		18.9
P.O Box 19790, Reno, NV 89511

Entities Affiliated with Barclays (8) 45 Fremont Street, San Francisco, CA 94105	2,340,549	—	2,340,549	(8)	8.5

Dalton, Greiner, Hartmen, Maher & Co LLC 565 Fifth Ave., Suite 2101, New York, NY 10017	1,356,607	—	1,356,607		4.9

*	Less than 1%.

(1)	Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Record Date upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that all options held by such person (but not those held by any other person) that are exercisable within 60 days from the Record Date have been exercised. All persons named in the table have sole voting and investment power with respect to all shares issuable pursuant to stock options. Unless otherwise noted in subsequent footnotes to this table, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Shares that can be acquired through stock options vested through March 22, 2006, or within 60 days of that date.

(3)	Determined by dividing total number of shares by the sum of the total consolidated outstanding shares on the Record Date of 26,386,651 plus 1,031,024 shares that can be acquired through stock options as identified in item (2) above.

(4)	With respect to 4,069 of these shares, Mr. Chapman shares voting and investment power with his spouse.

(5)	With respect to 18,861 of these shares, Mr. Stout shares voting and investment power with his spouse.

(6)	With respect to 62,417 of these shares, Mr. Ford shares voting and investment power with his spouse.

(7)	With respect to 20,000 of these shares, Mr. Kneip shares voting and investment power with his spouse.

(8)	Based solely upon information contained in a Schedule 13G filed January 31, 2006. Of the total 2,340,549 shares owned, 1,821,669 shares were reported by Barclays Global Investors, NA and 518,880 shares were reported by Barclays Global Fund Advisors. Of these shares, the number of shares to which Barclays has sole power to vote or direct the vote totaled 2,084,456 shares, and sole power to dispose or to direct the disposition of totaled 2,340,549 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In February 2004, our Board of Directors approved two forms of Key Employee Change of Control Severance Agreements (“Change of Control Agreements”), entered into between the Company and each of our executive officers and one other key employee, as set forth in the table below. We entered into Change of Control Agreements with the following executive officers and key employee in March 2004:
Change of Control Severance Agreements

Tier 1 (a)	Tier 2 (b)
Steven G. Mihaylo	Jeffrey T. Ford

Norman Stout	John L. Gardner

Craig W. Rauchle	Kurt R. Kneip

(a)	Refer to Exhibit 10.63 to our Annual Report on Form 10-K filed March 12, 2004 for a copy of the sample Tier 1 Agreement.

(b)	Refer to Exhibit 10.64 to our Annual Report on Form 10-K filed March 12, 2004 for a copy of the sample Tier 2 Agreement.
As noted, Steven G. Mihaylo resigned as Chief Executive Officer of the Company on February 22, 2006. Accordingly, the Key Employee Change of Control Severance Agreement between Mr. Mihaylo and the Company terminated as of such date, with Mr. Mihaylo receiving no benefits pursuant to the terms of the agreement.
Inter-Tel Integrated Systems, Inc., a wholly-owned subsidiary of the Company, employs Carter Chapman as one of its Directors of Channel Sales. Carter Chapman is the son of Jerry Chapman, one of the Company’s directors. In fiscal 2005, Carter Chapman’s base salary and incentive-based sales commissions paid by the Company totaled $95,899, and he was granted a stock option to acquire 1,250 shares of Inter-Tel Common Stock at the fair market value on the date of grant in May 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee has established a policy of pre-approving audit and non-audit services provided by the auditors of Inter-Tel. Each of the fees for services listed below for 2005 were pre-approved by Inter-Tel’s Audit Committee. The Audit Committee’s review included matters to be considered under the rules of the SEC, including the nature and extent of non-audit services, to ensure that the auditors’ independence would not be impaired. The Audit Committee expressed its satisfaction with Ernst & Young LLP in all of these respects. The Audit Committee of our board of directors has determined that the provision of services by Ernst & Young LLP other than for audit related services is compatible with maintaining the independence of Ernst & Young LLP as our independent auditors.

The following table sets forth the approximate aggregate fees billed by Ernst & Young LLP to Inter-Tel during fiscal 2005 and 2004:

	2005	2004

Audit Fees (1)
Audit of consolidated financial statements	$283,000	$231,000
Sarbanes-Oxley section 404 attestation of internal controls	431,000	439,000
Statutory audit of Lake Communications	42,000	—
Timely quarterly reviews	62,000	55,500

Total Audit Fees	818,000	725,500

Audit-Related Fees (2)
Consultation on SEC matters	—	2,200
Section 404 assistance	—	5,500

Total Audit-Related Fees	—	7,700

All Other Fees (2)
Form S-8, Stock Options and Other	2,500	2,500

Total All Other Fees	2,500	2,500

Total Fees	$820,500	$710,700

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services rendered.

(2)	Includes fees and expenses for services rendered from January through December of the fiscal year, notwithstanding when the fees and expenses were billed.
The Company did not engage Ernst & Young LLP to provide any separate information technology services during the fiscal years ended December 31, 2005 or 2004.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Inter-Tel, Incorporated, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTER-TEL, INCORPORATED
BY: /s/ Norman Stout
Norman Stout
Director and Chief Executive Officer

Dated: April 27, 2006

EXHIBIT INDEX
Exhibits incorporated herein by reference.

3.1(10)	Articles of Incorporation, as amended.

3.2(22)	By-Laws, as amended.

10.15(1)	Registrant’s form of standard Distributor Agreement.

10.16(1)	Registrant’s form of standard Service Agreement.

10.35(3)	Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

10.37(3) *	Tax Deferred Savings Plan.

10.51(11) *	1990 Directors’ Stock Option Plan and form of Stock Option Agreement.

10.52(15) *	Inter-Tel, Incorporated 1994 Long-Term Incentive Plan and forms of Stock Option Agreements.

10.53(12)	Agreement between Registrant and Maxon Systems, Inc. dated February 27, 1990.

10.54(12)	Agreement between Registrant and Varian Tempe Electronics Center dated February 26, 1991.

10.55(12)	Agreement between Registrant and Jetcrown Industrial Ltd. dated February 18, 1993.

10.56(13) *	Employee Stock Ownership Plan.

10.57(14)	Loan and Security Agreement dated March 4, 1997 between Bank One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.

10.58 (16)	Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

10.59(17) *	Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

10.60(18) *	Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

10.61(19) *	Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.

10.62(20)	Computer Telephony Asset Purchase Agreement dated as of October 17, 1999 by and between Executone Information Systems, Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business Information Systems, Inc.

10.63(21) *	Form of Key Employee Tier 1 Change of Control Severance Agreement.

10.64(21) *	Form of Key Employee Tier 2 Change of Control Severance Agreement.

10.65(23)	Non-Employee Director Non-Qualified Deferred Compensation Plan.

13.0 (23)	Excerpts from Annual Report to Security Holders.

21(23)	Subsidiaries of Inter-Tel, Incorporated.

23.0(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1(23)	Power of Attorney.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-70437).

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211), Registration Statement on Form S-8 (File No. 333-

106868) and Registrant’s Annual Report on Form 11-K for the year ended December 31, 2002 (File No. 0-10211)

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-40353).

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-70054).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-73620).

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).

(15)	Incorporated by reference to Registrant’s Proxy Statement dated March 23, 1994 and to Registrant’s Registration Statement on Form S-8 (File No. 33-83826).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197, 333-85098, 333-104642, 333-113600, and 333-123506).

(18)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-87474).

(19)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-56872, 333-67261 and 333-85098).

(20)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on January 14, 2000).

(21)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-10211).

(22)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on February 27, 2006).

(23)	Incorporated by reference to Registrants Report on Form 10-K for the year ended December 31, 2005 (File No. 0-10211, filed March 16, 2006)

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.
Exhibits filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).