Form 10-Q
period 2006-03-31
INTER TEL INC
filed 2006-05-10
CIK 350066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
March 31, 2006	0-10211
INTER-TEL, INCORPORATED

Incorporated in the State of Arizona	I.R.S. No. 86-0220994
1615 S. 52nd Street
Tempe, Arizona 85281
(480) 449-8900

Title of Class	Outstanding as of March 31, 2006

Common Stock, no par value	26,390,401
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act). (Check one)
Large Accelerated filer ☐              Accelerated filer ☑              Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes. ☐ No. ☑

INDEX
INTER-TEL, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share amounts)	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$115,199	$103,774
Short-term investments	61,099	63,689

TOTAL CASH AND SHORT-TERM INVESTMENTS	176,298	167,463

Accounts receivable, net of allowances of $6,218 in 2006 and $6,235 in 2005	44,283	44,072
Inventories	20,712	19,644
Net investment in sales-leases, net of allowances of $1,036 in 2006 and $998 in 2005	20,969	19,699
Income taxes receivable	—	2,062
Deferred income taxes	12,233	12,590
Prepaid expenses and other assets	15,816	14,253

TOTAL CURRENT ASSETS	290,311	279,783

PROPERTY, PLANT & EQUIPMENT	27,021	28,236
GOODWILL	29,840	29,840
PURCHASED INTANGIBLE ASSETS	22,529	23,651
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,673 in 2006 and $1,926 in 2005	30,420	34,758

TOTAL ASSETS	$400,121	$396,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$30,065	$29,879
Other current liabilities	54,444	54,386

TOTAL CURRENT LIABILITIES	84,509	84,265

DEFERRED TAX LIABILITY	69,041	70,439
LEASE RECOURSE LIABILITY	14,734	14,199
OTHER LIABILITIES	7,233	7,034

SHAREHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued–27,161,823 shares; outstanding–26,390,401 at March 31, 2006 and 26,264,458 shares at December 31, 2005	121,958	120,489
Retained earnings	114,987	114,653
Accumulated other comprehensive income	376	(36)

	237,321	235,106

Less: Treasury stock at cost – 771,422 shares at March 31, 2006 and 897,365 shares at December 31, 2005	(12,717)	(14,775)

TOTAL SHAREHOLDERS’ EQUITY	224,604	220,331

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$400,121	$396,268

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except	Three Months
per share amounts)	Ended March 31,
	2006	2005

NET SALES
Telecommunications systems, software and related	$92,243	$92,659
Resale of local, long distance and network services	14,680	12,959

TOTAL NET SALES	106,923	105,618
COST OF SALES
Telecommunications systems, software and related	44,482	43,397
Resale of local, long distance and network services	9,163	8,256

TOTAL COST OF SALES	53,645	51,653

GROSS PROFIT	53,278	53,965

Research and development	8,307	8,455
Selling, general and administrative	38,533	38,723
Amortization of purchased intangible assets	1,130	762
Write-off of in-process research and development costs	—	2,600
Legal settlement costs	1,300	—

	49,270	50,540

OPERATING INCOME	4,008	3,425

Interest and other income	1,280	947
Foreign currency transaction gains (losses)	(4)	52
Interest expense	(21)	(23)

INCOME BEFORE INCOME TAXES	5,263	4,401
INCOME TAXES	2,061	2,443

NET INCOME	$3,202	$1,958

NET INCOME PER SHARE — BASIC	$0.12	$0.07
NET INCOME PER SHARE — DILUTED	$0.12	$0.07

DIVIDENDS PER SHARE	$0.08	$1.08

Average number of common shares outstanding — Basic	26,308	26,373

Average number of common shares outstanding — Diluted	26,980	27,788

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months
	Ended March 31,
	2006	2005

OPERATING ACTIVITIES
Net income	$3,202	$1,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of fixed assets	2,231	2,253
Amortization of patents included in R&D expenses	5	55
Amortization of purchased intangible assets	1,130	762
Purchased in-process research and development	—	2,600
Provision for losses on receivables	217	481
Provision for losses on leases	883	769
Provision for inventory valuation	339	(157)
Share based compensation expense	1,051	—
Excess tax benefits from stock options exercised	(418)	—
Increase/(decrease) in other liabilities	14	(165)
Loss on sale of property and equipment	16	19
Deferred income taxes	(1,041)	381

Changes in operating assets and liabilities	2,221	(11,363)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,850	(2,407)

INVESTING ACTIVITIES
Purchases of short-term investments	(16,700)	(10,269)
Maturities and sales of short-term investments	19,291	11,599
Additions to property, plant and equipment	(1,036)	(2,218)
Proceeds from disposal of property, plant and equipment	3	4
Cash used in acquisitions	—	(27,579)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	1,558	(28,463)

FINANCING ACTIVITIES
Cash dividends paid	(2,101)	(1,829)
Payments on term debt	(12)	(11)
Proceeds from exercise of stock options	1,300	5,740
Excess tax benefits from stock options exercised	418	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(395)	3,900

EFFECT OF EXCHANGE RATE CHANGES	412	464

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	11,425	(26,506)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	103,774	152,330

CASH AND EQUIVALENTS AT END OF PERIOD	$115,199	$125,824

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006
NOTE A – BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
     Certain prior year amounts have been reclassified to conform with the current period presentation.
Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R are effective for the Company beginning January 1, 2006.
     Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of January 1, 2006 and March 31, 2006, the Company had no unvested awards with market or performance conditions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
Contingencies
     We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at March 31, 2006, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.

     As disclosed and accrued in 2005, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in the net amount of approximately $7.4 million. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus related legal costs incurred. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million in order to secure an appellate bond. In March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint.
     In the quarter ended March 31, 2006, the Company settled another legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus related fourth quarter legal fees totaled $1.6 million. Additional legal fees totaling approximately $1.3 million were recorded as period costs during the first quarter of 2006 relating to this matter.
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
     The resolution has cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated e-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the resolution was recorded in 2004.
     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that the Technologies subsidiary was temporarily suspended from participation in the e-Rate program pending a final hearing to determine debarment. Technologies has contested the scope and length of the proposed debarment from the e-Rate program, but there can be no assurance that Technologies will be successful in this regard. The Company recorded no revenues in the first quarter of 2006 relating to Inter-Tel Technologies’ participation in the e-Rate program.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through March 31, 2006. Our estimate at March 31, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in June 2006, but we have requested and expect to receive a five-year contract extension.
Inventories
     We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market.
Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company for accounting changes made in fiscal years beginning January 1, 2006; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE B – EARNINGS PER SHARE
     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.
The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except	Three Months Ended
per share amounts)	March 31,
	2006	2005

Numerator: Net income	$3,202	$1,958

Denominator:
Denominator for basic earnings per share – weighted average shares	26,308	26,373
Effect of dilutive securities:
Employee and director stock options	672	1,415

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	26,980	27,788

Basic earnings per share	$0.12	$0.07

Diluted earnings per share	$0.12	$0.07

Options excluded from diluted net earnings per share calculations (1)	657	69

(1)	At March 31, 2006 and 2005, options to purchase 657,000 and 69,000 shares, respectively, of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective periods, and therefore the effect would have been antidilutive.

The adoption of FAS123R, effective January 1, 2006 also changed the method of computation of dilutive shares for the first quarter of 2006. If the same method used to determine dilutive shares in

2005 was used in 2006, the dilutive shares would have been 774,000. This did not change the diluted earning per share for the first quarter 2006.
NOTE C – ACQUISITIONS AND INTANGIBLE ASSETS
     Lake. On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, Incorporated (“Inter-Tel”) executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. In total, the Company recorded $19.3 million of intangible assets of which a total of $2.6 million was charged to expense in the first quarter of 2005 as in-process research and development costs with the balance being amortized over eight years. Additionally we recorded $8.7 million of goodwill, which is non-amortizable. As of March 31, 2006, none of the potential earn-out has been accrued, as there is no amount that has been earned or has been estimated as being probable of being paid. The final measurement for the possible earn-out will occur during the Company’s third fiscal quarter of 2006.
     Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including EncoreCX® and Sprint Connection Central products currently being sold in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers.
     The acquisition discussed above was not a material business acquisition and has been accounted for using the purchase method of accounting. The results of operations of this acquisition have been included in our accompanying consolidated statements of operations from the date of the acquisition.
     Intangible Assets. The weighted-average amortization period for total purchased intangibles as of March 31, 2006 and December 31, 2005 was approximately 7.6 years and 7.5 years for each period, respectively. The weighted-average amortization period as of March 31, 2006 and December 31, 2005 for developed technology was approximately 7.4 and 7.3 years for each period, respectively, and 7.8 years for both periods for customer lists and non-compete agreements.
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
     For the quarters ended March 31, 2006 and 2005, we generated income from business segments as follows:

	Three Months Ended March 31, 2006
		Resale of
		Local, Long
		Distance and
(In thousands, except per share amounts)	Principal	Network
	Segment	Services	Total

Net sales	$92,243	$14,680	$106,923
Gross profit	47,761	5,517	53,278
Legal settlement costs	1,300	—	1,300
Operating income	1,126	2,882	4,008
Interest and other income	1,231	49	1,280
Foreign currency transaction losses	(4)	0	(4)
Interest expense	(20)	(1)	(21)
Net income	$1,312	$1,890	$3,202
Net income per diluted share (1)	$0.05	$0.07	$0.12
Weighted average diluted shares (1)	26,980	26,980	26,980
Goodwill	$27,705	$2,135	$29,840
Total assets	$388,655	$11,466	$400,121
Depreciation and amortization	3,345	21	3,366

	Three Months Ended March 31, 2005
		Resale of
		Local, Long
		Distance and
(In thousands, except per share amounts)	Principal	Network
	Segment	Services	Total

Net sales	$92,659	$12,959	$105,618
Gross profit	49,262	4,703	53,965
Write-off of in-process research and development costs	2,600	—	2,600
Operating income	1,768	1,657	3,425
Interest and other income	906	41	947
Foreign currency transaction gains	52	—	52
Interest expense	(23)	—	(23)
Net income	$787	$1,171	$1,958
Net income per diluted share (1)	$0.03	$0.04	$0.07
Weighted average diluted shares (1)	27,788	27,788	27,788
Goodwill	$27,580	$2,135	$29,715
Total assets	407,140	7,645	414,785
Depreciation and amortization	3,055	15	3,070

(1)	Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.
Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $97.7 million, or 91.4% of total revenues, and $99.7 million, or 94.4% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Refer to the table below for additional geographical revenue data.

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
Source of net sales	$	%	$	%

Domestic	97,704	91.4%	99,664	94.4%
Lake Communications	5,874	5.5	2,590	2.4
Other International	3,345	3.1	3,364	3.2

Total net sales	106,923	100.0%	105,618	100.0%

     In the first three months of 2006 and 2005, revenues from customers located internationally accounted for 8.6% and 5.6% of total revenues, respectively. The increase was primarily attributable to our acquired Lake operations, for which we recorded revenues for the entire first quarter of 2006 relative to the single month of March 2005, the month the acquisition was completed. Lake is based in Dublin, Ireland with majority of its sales made to the United Kingdom, Australia, other European countries, and South Africa. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel’s UK operations, including sales from Swan Solutions. Our UK offices sell predominantly into the United Kingdom and other European countries. Our principal segment generated substantially all of our foreign revenues for 2006 and 2005. For the quarter ended March 31, 2006, $0.4 million of income before income taxes was generated from our foreign operations. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income.
     Our applicable long-lived assets at March 31, 2006, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $52.9 million and the amount in foreign countries was $26.5 million at March 31, 2006. At December 31, 2005, the net amount located in the United States was $54.4 million and the amount in foreign countries was $27.3 million.
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

	March 31,	December 31,
(in thousands)	2006	2005

Lease balances included in consolidated accounts receivable, net of allowances of $1,014 in 2006, and $980 in 2005	$7,609	$8,860

Net investment in Sales-Leases:

Current portion, net of allowances of $1,036 in 2006, and $998 in 2005	20,969	19,699
Long-term portion, includes residual amounts of $653 in 2006 and, $625 in 2005, net of allowances of $1,673 in 2006, and $1,926 in 2005	30,420	34,758

Total investment in Sales-Leases, net of allowances of $3,723 in 2006, and $3,904 in 2005	58,998	63,317

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $14,734 in 2006, and $14,199 in 2005	259,750	256,143

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$318,748	$319,460

Total allowances for entire lease portfolio (including limited recourse liabilities)	$18,457	$18,103

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
     These reserves are either netted against consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

	Three Months Ended Year Ended
(In thousands)	March 31, 2006	December 31, 2005

Sales of rental payments	$28,263	$119,060
Sold payments remaining unbilled at end of period	$274,484	$270,342
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
NOTE F – SHARE BASED COMPENSATION
     At March 31, 2006, the Company had five active share-based employee compensation plans, including an Employee Stock Purchase Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from six months to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, treasury shares of the Company’s common stock are re-issued. Prior to December 31, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permitted public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Other than restricted stock, no share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R reduced income before income tax expense for the three months ended March 31, 2006 by approximately $1.1 million and reduced net income for the three months ended March 31, 2006 by approximately $0.8 million. Basic and diluted net income per common share for the three months ended March 31, 2006 would have been $0.15 and $0.15, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted net income per common share of $0.12 and $0.12, respectively. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $4.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the quarter ended March 31, 2006 was comprised as follows (in thousands, except per share data):

Three Months Ended
March 31, 2006
Cost of Revenues	$73
Research and development	289
Selling, general and administrative	689

Share-based compensation expense before income taxes	1,051
Related income tax benefits	249

Share-based compensation expense, net of taxes	$802

Net share-based compensation expense, per common share:
Basic	$0.03
Diluted	$0.03

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.4 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     A summary of stock options activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Balance at December 31, 2005	3,855,988	$16.36
Granted	15,000	$20.67
Exercised	(125,943)	$10.39
Terminated/expired	(26,200)	$19.26

Balance at March 31, 2006	3,718,845	$16.56	6.2	$18,147,964
Exercisable at March 31, 2006	2,460,475	$16.73	5.3	$11,588,837

     The intrinsic value of options exercised during the three months ended March 31, 2006 was $1,336,000.

     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Expected dividend yield	1.49%	N/A
Expected stock price volatility	0.53	N/A
Risk-free interest rate	4.76%	N/A
Expected life of options	5 Years	N/A
     As noted in the table above, there were no grants during the first quarter of 2005. The expected dividend yield is based on expected annual dividend to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined volatility using historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company, adjusted for expected future activity. The weighted average fair value of stock options granted during the three months ended March 31, 2006 was $9.47.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

THREE MONTHS
ENDED
MARCH 31, 2005
Net income, as reported	$1,958
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	859

Pro-forma net income	$1,099

Net income per common share:
Basic, as reported	$0.07
Basic, pro forma	$0.04
Diluted, as reported	$0.07
Diluted, pro forma	$0.04
Employee Stock Purchase Plan
     Under the Employee Stock Purchase Plan (the “Purchase Plan”), employees are granted the right to purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees may designate up to 10% of their compensation for the purchase of stock. Included in the share based compensation expense for the three months ended March 31, 2006 is $61,000 for the expense related to the Purchase Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. The words “expects,” “anticipates,” “believes,” “intends,” “will” and similar expressions identify forward-looking statements, which are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Future Operating Results” and elsewhere in this Form 10-Q.
Overview
     Inter-Tel (Nasdaq: INTL), incorporated in 1969, is a single point of contact, full service provider of converged voice and data business communications systems and applications, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:
•	Inter-Tel Axxess and Inter-Tel 5000 Network Communications Solutions converged voice and data business communication systems;

•	integrated voice mail, voice processing and unified messaging systems;

•	presence management, collaboration, and desk-to-desk video software applications;

•	managed services, including voice and data network design and traffic provisioning, custom application development, and financial solutions packages (leasing);

•	networking applications, including the design and implementation of voice and data networks,

•	maintenance and support services for our products;

•	Lake Communications converged voice and data business communication systems, including those sold in the United States under the Inter-Tel EncoreCX brand and the Sprint Connection Central brand;

•	local and long distance calling services and other communications services and peripheral products;

•	call accounting software, computer-telephone integration (CTI) applications; and

•	contact center software applications for both Inter-Tel and other communication system providers.
     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 31, 2006, we had fifty-nine (59) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States that purchase directly from us or through distributors. Our sales office in Phoenix is the primary location for our national, government and education accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In February 2006, we made a strategic change relative to our sales channels. Prior to 2006, the retail and wholesale sales functions were managed separately. In an effort to provide higher levels of support and cooperation between all channels, the two sales channels now both report to our vice president of sales. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK, Europe, and South Africa. We also have a dealer in Japan. We maintain research and development and software sales offices in Tucson, Arizona; Frederick, Maryland; Washington DC; and in the United Kingdom. Further, as a result of the Lake acquisition in March 2005, we maintain a research and development and wholesale distribution in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, South Africa, other parts of Europe and Australia.

     On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, Incorporated (“Inter-Tel”) executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including EncoreCX® and the Sprint Connection Central products currently being sold in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. Lake maintains a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, South Africa, other parts of Europe and Australia.
     Key performance indicators that we use to manage our business and evaluate our financial and operating performance include: revenues, costs and gross margins, and cash flows.
     Inter-Tel recognizes revenue from the following significant sources of revenue:
•	End-user sales and sales-type leases through our direct sales offices and national, government and education accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales.

•	Dealer and VAR sales. For shipments to dealers and other distributors, our revenue is recognized as products are shipped to the dealers and VARs and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). However, in connection with our Lake acquisition, shipments to one international dealer are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the inventory is sold through to third parties, at which time the revenue is recorded.

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Software Sales. We recognize revenues from sales of software, such as our new Linktivity products discussed above upon shipment to dealers or end-users.

•	Maintenance and software support. Maintenance and software support revenue is recognized ratably over the term of the maintenance or support agreement.
     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, materials and service overhead. Total costs of goods and services sold increased 3.9%, or $2.0 million, to $53.6 million for the quarter ended March 31, 2006, compared to $51.7 million for the corresponding period in 2005. Our consolidated gross margin percentage was 49.8% in the first quarter of 2006 compared to 51.1% in the first quarter of 2005. Cost of goods sold was impacted in the first quarter of 2006 due to FAS 123R related costs associated with expensing of the value of stock options and employee stock purchase plan shares. Excluding the impact of FAS 123R, our non-GAAP pro forma consolidated gross margin percentage was 49.9% in the first quarter of 2006 compared to our gross margin percentage of 51.1% in the first quarter of 2005. The increase in the dollar amount of the cost of goods sold was primarily attributable to the higher volume of net sales. However, the decrease in gross margin in 2006 compared to 2005 was principally attributable to increased competitive and pricing pressures and product discounts. The gross margin percentage was also affected by the mix of products sold with a higher percentage of net sales recognized in our local, long distance and network services divisions, national, government and education accounts divisions, and DataNet operations, which generally generate lower gross margins than other divisions within our operating principal segment. Other factors affecting both the increases in costs of goods sold and reductions in overall gross margin percentage are described in greater detail in “Results of Operations” below.
     Sales of systems through our direct sales organization typically generate higher gross margins than sales through our dealers and VARs, primarily because we recognize both the wholesale and retail margins on these sales. Conversely, sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and systems. For revenues recognized under sales-leases, we record the costs of systems installed as costs of sales. Our margins may vary from period to period depending upon distribution channel, products and software mix. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.
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
     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently lower than those experienced during the fourth and second quarters, respectively. Net sales from the first quarter of 2006 followed this historical pattern, as sales declined compared to the fourth quarter of 2005, and we do not anticipate a significant change in the historical trend.
     Cash Flows. At March 31, 2006, Inter-Tel’s cash and short-term investments totaled $176.3 million. We also maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank, N.A., which is available through June 30, 2007 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program of up to $61.2 million remaining from the original authorized total of $75 million announced in February 2005, and to provide adequate working capital for the foreseeable future.
     Our consolidated net sales for the quarters ended March 31, 2006 and 2005 were $106.9 million and $105.6 million, respectively. The 1.2% increase in net sales in the first quarter of 2006 compared to the first quarter of 2005 was due in part to our international operations, mainly our Lake acquisition in Ireland. We recognized three months worth of sales in 2006 compared to only one month in 2005. Sales also increased in local, long distance resale and network services, national, government and education accounts and our DataNet division. This increase in sales was offset in large part by lower revenues from our direct sales offices, including lease finance revenues. We cannot provide assurance that the recent increase in revenue will continue in the future, as we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future. In particular, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including voice over Internet Protocol (VoIP) systems, and some buyers may delay making investments in new systems.
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
     The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Research and development expenses decreased 1.8% to $8.3 million, or 7.8% of net sales in the first quarter of 2006, compared to $8.5 million, or 8.0% of net sales in the first quarter of 2005. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing and new technologies and products. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of converged systems and software, including the Inter-Tel 5000 series and LAN-enabled telephony platforms including the Inter-Tel 7000 series, as well as contact center, presence management and collaboration software and applications, and the development and cost reduction of SIP (Session Initiation Protocol) and IP (Internet Protocol) endpoints and technology. In addition, we have continued the development of, and enhancements to, our Axxess system, including adding new applications, enhancing and developing new IP convergence capabilities and applications, and developing Unified Communications applications.
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

Results of Operations
     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005

NET SALES
Telecommunications systems, software and related	86.3%	87.7%
Resale of local, long distance and network services	13.7	12.3

TOTAL NET SALES	100.0	100.0

COST OF SALES
Telecommunications systems, software and related	41.6	41.1
Resale of local, long distance and network services	8.6	7.8

TOTAL COST OF SALES	50.2	48.9

GROSS PROFIT	49.8	51.1

Research and development	7.8	8.0
Selling, general and administrative	36.0	36.7
Amortization of intangibles	1.1	0.7
Write-off of in-process research and development costs	—	2.5
Legal judgment and settlement	1.2	—

OPERATING INCOME	3.7	3.2

Interest and other income	1.2	0.9
Foreign currency transaction gains (losses)	0.0	0.1
Interest expense	(0.0)	(0.0)

INCOME BEFORE INCOME TAXES	4.9	4.2

INCOME TAXES	1.9	2.3

NET INCOME	3.0%	1.9%
— -
     Net Sales. Net sales increased 1.2%, or $1.3 million, to $106.9 million in the first quarter of 2006, from $105.6 million in the first quarter of 2005. Sales attributable to our dealer network increased by 2.0%, or $0.4 million, in the first quarter of 2006, compared to the corresponding period in 2005. Sales from our direct sales offices (including revenues from lease financing), decreased 10.7%, or $6.0 million, in the first quarter of 2006 compared to the corresponding period in 2005. The decreased direct office net sales were primarily due to lower than anticipated demand and discounting of prices in connection with the introduction of new products and related transition of such products. Sales from our DataNet division, which sells networking products through our direct sales offices, national, government and education accounts division and dealer channel, increased 15.1%, or $0.5 million, in the first quarter of 2006, compared to the corresponding period in 2005. International revenues increased by 54.8%, or $3.3 million, in the first quarter of 2006, compared to the corresponding period in 2005. This was primarily attributable to our Lake acquisition in March 2005. Lake sales totaled $5.9 million in the first quarter of 2006 compared to $2.6 million in March 2005.
     Sales from our national, government and educational accounts division increased 31.9%, or $1.4 million, in the first quarter of 2006 compared to the corresponding period in 2005. This was attributable in part to the increase in sales dollars from the additional sales reps added in the second half of 2005. Sales from local and long distance and network services (NSG), which includes Inter-Tel NetSolutions (NetSolutions) and Network Services Agency (NSA), increased by 13.3% or $1.7 million in, in the first quarter of 2006, compared to the corresponding period in 2005. Sales from NetSolutions increased 11.4%, or $1.4 million, in the first quarter of 2006 compared to the corresponding period in 2005. This continued

an upward trend of NetSolutions sales despite pricing pressures and significant competition. Sales from NSA, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s (Regional Bell Operating Companies) and CLEC’s (Competitive Local Exchange Carriers), increased 35.6%, or $0.4 million, in the first quarter of 2006 compared to the corresponding period in 2005. This was primarily due to the increased residual revenues on contracts with RBOC’s and CLEC’s.
     Gross Profit. Gross profit for the first quarter of 2006 decreased 1.3% to $53.3 million, or 49.8% of net sales, from $54.0 million, or 51.1% of net sales, in the first quarter of 2005. The decrease in gross profit dollars and gross profit as a percentage of sales was primarily due to sales promotions and discounts on product and services; partially resulting from product transition issues, and also due to the product mix. The gross margin percentage was also affected by higher percentage of net sales recognized in our local, long distance and network services divisions, national, government and education accounts divisions, and DataNet operations, which generally generate lower gross margins than other divisions within our operating principal segment. To a lesser extent, cost of goods sold increased in the first quarter of 2006 compared to the same period in 2005 due to FAS 123R related costs associated with expensing of stock options and employee stock purchase plan shares.
     During the first quarter of 2006, recurring revenues from existing customers in our direct sales, DataNet and national, government and education accounts channels decreased $1.1 million, or 3.6%, from these same channels relative to the first quarter of 2005. However, as a percentage of net sales, recurring revenues increased in these channels, primarily due to the decrease in revenues from our direct sales offices. Existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products during the first quarter of 2006. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations. Nonetheless, consolidated margins still declined.
     Sales from NSG, which includes Inter-Tel NetSolutions (NetSolutions) and Network Services Agency (NSA), increased by 13.3%, or $1.7 million, in the first quarter of 2006 as compared to the first quarter of 2005. Although gross margins are generally lower in our long distance division compared to our consolidated gross margins, our gross margins on commissions on network services through NSA generally exceed our consolidated gross margins. The gross margins in NSG increased slightly to 36.7% in the first quarter in 2006 compared to 35.3% in the corresponding period in 2005. Sales from NetSolutions increased 11.4%, or $1.4 million, in the first quarter of 2006 compared to the corresponding period in 2005 despite pricing pressure and significant competition. Increased sales volume has allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base. Sales from NSA increased 35.6%, or $0.4 million, in the first quarter of 2006 compared to the corresponding period in 2005. This division generally receives commissions on network services we sell as an agent for RBOCs and these sales carry little to no equipment cost and generated margins of approximately 89.3% in the first quarter of 2006 compared to 86.2% in the corresponding period in 2005.
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
     Research and Development. Research and development expenses for the first quarter of 2006 decreased 1.8% to $8.3 million, or 7.8% of net sales, from $8.5 million, or 8.0% of net sales, for the first quarter of 2005. The decreases in research and development expenses for the first quarter ended March 31, 2006 were primarily attributable to the reduction of consultants and third party outsourcing of selected development costs in connection with our efforts to development new products and software, offset in part by increased expenses attributable to FAS 123R expensing of stock options and ESPP shares totaling $0.3 million. In the first quarter ended March 31, 2006, research and development expenses were directed principally toward the continued development of converged systems and software, including the Inter-Tel 5600 and Inter-Tel 7000 software and systems, contact center, presence and collaboration applications, and IP endpoint development. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing and new technologies and products.
     Selling, general and administrative (SG&A). In the first quarter of 2006, selling, general and administrative expenses decreased 0.5% to $38.5 million, or 36.0% of net sales, from $38.7 million, or 36.7% of net sales, in the first quarter of 2005. Excluding the impact of FAS 123R expenses, pro forma SG&A was $37.8 million, or 35.4% of net sales in the first quarter of 2006, a decrease of 2.3% from the first quarter of 2005. The decrease in absolute dollars was primarily attributable to reduced selling expenses and lower personnel and compensation costs in our direct sales offices. The number of personnel decreased approximately by 150 at March 31, 2006 compared to March 31, 2005. Bad debt expenses also decreased 12.0%, or $150,000 in the first quarter of 2006 compared to the first quarter of 2005. This was offset by increased sales and expenses associated with our Lake acquisition in March 2005, as three full months’ expenses for Lake were included in SG&A in the first quarter of 2006 compared to only one month in the first quarter of 2005. During 2006, we also incurred an increase in professional fees, including higher legal and accounting costs. Even though marketing expenses did not increase in the first quarter of 2006 compared to the first quarter of 2005, in the foreseeable future we will incur additional marketing expenses with the anticipation of the introduction of new releases of Inter-Tel 5600 and Inter-Tel 7000 platforms. We expect that for the foreseeable future selling, general and administrative expenses may increase sequentially in absolute dollars, assuming we increase sales and continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.
     Amortization of purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2006, no impairment of goodwill has been recognized for 2006. We face the risk that future goodwill impairment tests may result in charges to earnings.
     Amortization of purchased intangible assets included in operating expenses was $1.1 million in the first quarter of 2006, compared to $762,000 in the first quarter of 2005. In addition, $5,000 of amortization was included in research and development expenses for the first quarter of 2006 compared to $55,000 in the first quarter of 2005. The increase in the amortization of purchased intangible assets for the first quarter 2006 compared to the same period in 2005 was primarily related to the additional amortization from the Lake acquisition. For additional information regarding purchased intangible assets, see Note C “Acquisitions and Intangible Assets” to the Condensed Consolidated Financial Statements.
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
     Interest and Other Income. Interest and other income in 2006 and 2005 consisted primarily of interest income and foreign currency transaction gains or losses. The net increase in interest and other income of $334,000 in the first quarter of 2006 compared to the corresponding period in 2005 was due primarily to higher interest rates. Net foreign currency transaction losses in the first three months of 2006 were $4,000 compared to gains of $52,000 in the first three months of 2005. Interest expense was nominal in both periods, totaling $21,000 in the first three months of 2006 compared to $23,000 in the first three months of 2005.
     Income Taxes. Inter-Tel’s income tax rate for the first quarter of 2006 was 39.2% compared to 55.5% for the first quarter of 2005. The decrease in the rate was primarily attributable to the 2005 write-off of in-process research and development costs in connection with our Lake acquisition, as these costs were not deductible for tax purposes. The rate decrease was offset in part by the expiration of the research and development credits and the expensing of stock options and ESPP shares pursuant to FAS 123R. Inter-Tel currently expects the full-year 2006 tax rate to be 39.9%, subject to prospective changes in the tax laws or other factors. This pro forma increase compared to 2005 was due to several factors, including stock option expensing and expiration of the research and development credits. The projected pro forma effective tax rate excluding FAS 123R stock option and ESPP expenses and including the research and development credits would have been 34.8% in 2006. The 2006 rate is subject to change based on the projected results of operations and other factors identified above.
     Net Income. Net income for the first quarter of 2006 was $3.2 million ($0.12 per diluted share), an increase of 63.5% compared to net income of $2.0 million ($0.07 per diluted share) in the first quarter of 2005.
     The increase in net income for the first quarter of 2006 compared to the corresponding period in 2005 was primarily attributable to the $2.6 million in-process research and development charge in 2005 that was not tax deductible, offset in part by the 2006 legal settlement costs of $1.3 million and the 2006 share based compensation expense of $1.1 million. Additionally, interest income was higher in 2006 by $0.3 million and income tax expense was lower in 2006 by $0.4 million.
Inflation/Currency Fluctuation
     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or may be moved to alternative sources. The expansion of international operations in the United Kingdom and Europe and increased sales, if any, in Ireland, Europe, South Africa, and Australia as a result of the 2005 Lake acquisition could result in higher international sales as a percentage of total revenues; however, international revenues do not currently represent a significant portion of our total revenues.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Net cash (used in) provided by operating activities	$9,850	$(2,407)
Net cash (used in) provided by investing activities	1,558	(28,463)
Net cash provided by financing activities	(395)	3,900
Effect of exchange rate changes	412	464

Increase (decrease) in cash and equivalents	11,425	(26,506)
Cash and equivalents at beginning of period	103,774	152,330

Cash and equivalents at end of period	$115,199	$125,824

     At March 31, 2006, cash and equivalents ($115.2 million) and short-term investments ($61.1 million) totaled $176.3 million, which represented an increase of approximately $8.8 million from the $167.5 million total at December 31, 2005. In addition, there were no long-term investments in marketable debt securities at March 31, 2006 or at December 31, 2005, compared to a balance of $5.9 million at March 31, 2005. We maintain a $10 million unsecured, revolving line of credit that is available through June 30, 2007. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of March 31, 2006, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends, and general corporate purposes.
     Net cash provided by operating activities totaled $9.9 million for the three months ended March 31, 2006, compared to $2.4 million used in operating activities for the corresponding period in 2005. Cash provided by operating activities in the first three months of 2006 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, provision for losses, share based compensation expenses, and changes in operating assets and liabilities, offset in part by reduced deferred income taxes. Cash used in operating activities in the first three months of 2005 was primarily the result of an $11.4 million change in operating assets and liabilities (including e-Rate program accrual of $8.5 million), offset by cash generated from profitable operations, adding back non-cash items such as depreciation, amortization, purchased in process research and development and provisions for losses. Cash provided by the change in operating assets and liabilities totaled $2.2 million in the first three months of 2006 primarily due to reduced net investment in sales-leases, partially offset by increased receivables, inventory and accrued expenses. We expect to expand sales through our direct sales offices and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.
     Net cash provided by investing activities totaled $1.6 million for the quarter ended March 31, 2006, compared to cash used in investing activities of $28.5 million for the quarter ended March 31, 2005. The change from 2005 to 2006 was primarily a result of $27.6 million in cash used for acquisitions in the first quarter of 2005, whereas no cash was used for acquisitions in the first quarter of 2006. Cash used to purchase available for sale investments totaled $16.7 million in the first three months of 2006, offset by $19.3 million in maturities and sales of available for sale and held-to-maturity investments. Cash used for capital expenditures totaled $1.0 million in the first three months of 2006 compared to $2.2 million for the corresponding period in 2005. Cash generated from maturities and sales of available for sale and held-to-maturity investments totaled $10.3 million in the first three months of 2005, offset by cash used to purchase available for sale and held-to-maturity investments totaling $11.6 million.
     Net cash used in financing activities totaled $0.4 million for the quarter ended March 31, 2006, compared to cash provided by financing activities of $3.9 million for the corresponding period in 2005. Net cash used for cash dividends totaled $2.1 million in the first quarter of 2006 compared to $1.8 million for the same period for 2005. Net cash provided by proceeds from the exercise of stock options totaled $1.3 million in the first quarter of 2006 compared to $5.7 million in the same period for 2005. During the first quarter of 2006 and 2005, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the differences were recorded as reductions to retained earnings of $0.8 million and $1.3 million in 2006 and 2005, respectively.
     We offer to our customers lease financing and other services, including our TotalSolutionSM (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolutionSM program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $274.5 million and $270.3 million remained unbilled at March 31, 2006 and December 31, 2005, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the TotalSolutionSM program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.
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
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through March 31, 2006. Our estimate at March 31, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in June 2006, but we have requested and expect to receive a five-year contract extension.
     In the first quarter of 2006, the Company settled another legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus related fourth quarter legal fees totaled $1.6 million. Additional legal fees totaling approximately $1.3 million were recorded as period costs during the first quarter of 2006 relating to this matter.
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
     Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases, and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 104, as discussed above for sales to end user customers. The costs of systems installed under these sales-leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the period represent reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in long-term liabilities on our balance sheet for off-balance sheet leases.
     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, increased slightly from 5.4% at December 31, 2005 to 5.5% at March 31, 2006, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.
     Share Based Compensation. Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of January 1, 2006 and March 31, 2006, the Company had no unvested awards with market or performance conditions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that are outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
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
     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of March 31, 2006, Inter-Tel had gross goodwill of $34.9 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition through March 31, 2006 and one in 2005 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.
     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2005 and determined that goodwill was not impaired and as of that date it was not necessary to record any impairment losses related to goodwill. At March 31, 2006 and December 31, 2005, $27.7 million, of the Company’s goodwill, net of amortization, related to the Company’s principal segment and $2.1 million related to the Resale of Local, Long Distance and Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2005, the Company primarily considered an allocated portion of the market capitalization for the entire Company using average common stock prices in determining that no impairment had occurred. This allocated market capitalization value far exceeded the net carrying value of the goodwill included in the financial statements. Therefore, the second step for potential impairment was unnecessary.
     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of March 31, 2006, Inter-Tel had gross purchased intangible assets of $36.1 million and accumulated amortization of $13.6 million.
     At March 31, 2006 and December 31, 2005, goodwill, net of accumulated amortization, totaled $29.8 million. Other acquisition-related intangibles, net of accumulated amortization, totaled $22.5 million at March 31, 2006 and $23.7 million at December 31, 2005. Accumulated amortization through March 31, 2006 was $18.6 million, including $5.0 million of accumulated amortization attributable to goodwill and $13.6 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2005 was $17.5 million, including $5.0 million of accumulated amortization attributable to goodwill and $12.5 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At March 31, 2006, our allowance for doubtful accounts for accounts receivable were $6.2 million of our $50.5 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at March 31, 2006, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.
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
INVESTMENT PORTFOLIO. We do not use derivative financial instruments in our investment portfolio. Inter-Tel maintains a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. Inter-Tel places its investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines.
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
LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our TotalSolutionSM program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental payment streams under the leases. Upon the sale of the rental payment streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses and doubtful accounts on all leases based on historical loss experience, past due accounts and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See “Liquidity and Capital Resources” and “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis for more information regarding our lease portfolio and financing.
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
On February 28, 2005, the Company completed the acquisition of Lake. The recorded cost of the acquisition including capitalized transaction costs was $28.7 million. Net revenues from the Lake subsidiary included in the consolidated net income for the quarter ended March 31, 2006 were $5.9 million. See Note C to the Condensed Consolidated Financial Statements for further discussion of this acquisition. We have not completed our evaluation of the design and operation of the disclosure controls and procedures for this consolidated subsidiary as of March 31, 2006.
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
Risks Related to Our Business
Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.
     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:
•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effects of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact on our business of the e-Rate settlement, possible FCC debarment, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	the impact on our business of costs and uncertainties resulting from shareholder actions, including any action initiated by Steven G. Mihaylo, who beneficially owns approximately 19.7% of Inter-Tel's Common Stock, and actual or potential proxy contests or tender offers;

•	the potential impact of new accounting pronouncements such as FAS 123R;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
     The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services, and develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance and on a timely basis, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. Problems and delays associated with new product development have in the past contributed to lost sales. In particular, we believe that the delayed roll-out of the Inter-Tel 5000 Network Communication Platform contributed to lost sales in 2005 and 2006. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete. This could lead to write-downs of inventory that could be material to our results of operations.
     During the first quarter of 2006, Inter-Tel announced the future release of the Inter-Tel 5600 and Inter-Tel 7000 products, both of which address larger IP PBX configurations. If the products are released late or are not broadly commercially accepted, then the company’s financial performance would likely be materially and adversely affected.
     In addition, if the markets for collaboration applications, Internet Protocol network products, SIP products and applications, or related products fail to develop or continue to develop more slowly than we anticipate, or if we are unable for any reason to capitalize on any of these emerging market opportunities, our business, financial condition and operating results could be significantly harmed.
Our future success largely depends on increased commercial acceptance of our Inter-Tel 5000 series and Inter-Tel 7000 Network Communications Solutions, Axxess® system, the Lake OfficeLink product (branded EncoreCX® in North America), the Lake Sigma product (branded Sprint Connection CentralTM in North America), speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, and related computer-telephony products.
     Over the past two years, we have introduced a number of new products and platforms, including: Enterprise® Conferencing and Enterprise® Instant Messaging software, a SIP-based web and audio conferencing application; Inter-Tel Webconferencing and Inter-Tel Remote support (collaboration)

solutions; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; the Inter-Tel 5000 Network Communications Platform and updates; enhanced convergence features on the Axxess system; integrated web collaboration and video conferencing capabilities into our Unified Communicator® application, and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, including the Axxess system, the Inter-Tel 5000 series and Inter-Tel 7000 Network Communications products, the Unified Communicator® products, Contact Center Suite ACD products, web and audio conferencing collaboration technology, the Lake Communications converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.
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
     Due to the complexity of our products and software, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products and software on a regular and timely basis, customer demand for our products and software could decline, which would harm our business. For instance, we believe that a delay in connection with our release of the Inter-Tel 5000 Network Communications Platform may have unfavorably impacted our sales efforts in 2005 and 2006. Additionally, as technology changes and as we or our competitors release new products, there is a risk that our current products and inventories could become obsolete or excessive leading to write-downs of our inventory balances in amounts that could be material to our results of operations. During Q1 2006, Inter-Tel announced the planned releases of the Inter-Tel 5600 product and the new Inter-Tel 7000 LAN telephony system. If general availability of either of these products is delayed, then Inter-Tel financial results will be impacted.

Our founder and former Chief Executive Officer controls approximately 19.7% of our Common Stock, may be able to exert significant influence over the Company and has signaled his willingness to engage with the Company with respect to significant matters.
     As of March 31, 2006, Steven G. Mihaylo, a shareholder and former member of Inter-Tel’s Board of Directors, beneficially owned approximately 19.7% of the existing outstanding shares of the Common Stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of Inter-Tel. On February 22, 2006, Mr. Mihaylo resigned as Chief Executive Officer of Inter-Tel, and on March 6, 2006, Mr. Mihaylo resigned as a director of Inter-Tel. In a Form 13D filed by Mr. Mihaylo on March 6, 2006, Mr. Mihaylo stated that he may acquire additional shares of Common Stock or dispose of shares of Common Stock, or may suggest or propose to Inter-Tel’s management or Board, or take a position with respect to, an extraordinary corporate transaction, sale or transfer of assets of Inter-Tel, changes in the Board or management of Inter-Tel, changes in the capitalization of Inter-Tel, changes in Inter-Tel’s business or corporate structure and/or similar actions and transactions, including without limitation, a proposal to acquire Inter-Tel in a going private transaction, tender offer or similar transaction. In furtherance of such intention, Mr. Mihaylo filed with the SEC proxy soliciting material on April 10, 2006, proposing for election three (3) directors different from the Board’s nominees and setting forth numerous other proposals, including specific proposals with regard to governance and anti-takeover matters. Pursuant to a Settlement Agreement entered into between the Company and Mr. Mihaylo on May 5, 2006, the Company agreed to expand the number of directors to eleven (11) and to appoint Mr. Mihaylo’s nominees to the Board of Directors in exchange for Mr. Mihaylo’s withdrawal of his proposals and proxy solicitation. The Company also has agreed to timely review any acquisition proposal offered by Mr. Mihaylo and, should such proposal not be accepted by the Board, to call a special meeting of shareholders to consider Mr. Mihaylo’s previously submitted proposals, including the proposal urging the Board to arrange for the prompt sale of the Company to the highest bidder (the “Sell the Company Proposal”). The Company will not contest the calling of the special meeting with respect to the Sell the Company Proposal but may contest the meeting for other purposes and the submission of proposals other than the Sell the Company Proposal. Subject to our obligations pursuant to the Settlement Agreement, we may oppose the Sell the Company Proposal and any other proposals. Mr Mihaylo’s recent hostile actions have caused the Company to incur significant legal and other advisory expenses, and any future actions he may take may further divert the attention of our Board of Directors and management from the conduct of the Company’s business and may cause us to incur significant legal, advisory and other expenses.
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

     We completed four acquisitions and one technology investment in 2004 and one acquisition in 2005. In 2004, we acquired certain assets and assumed certain liabilities of four former Inter-Tel dealers. In addition, we completed one technology related acquisition, coupled with a license of technology in 2004. In March 2005, we acquired all of the outstanding stock of several related entities in Ireland. These entities are similar in nature to our wholesale operations and also include significant technology-related assets. These acquisitions are subject to risks and uncertainties including, but not limited to, those indicated above.
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
     Our success depends upon the protection of our proprietary technology. As of March 31, 2006, we held 40 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. There are 17 pending U.S. patent applications and several pending foreign patent applications that may mature to enforceable patents. We also rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.
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
     We currently obtain certain key components for our communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components, quality assurance and costs. We currently manufacture our products, including products manufactured for Lake, through third-party subcontractors located in the United States, Mexico, the People’s Republic of China and the United Kingdom. Jabil Circuit, Inc. currently manufactures a significant portion of our products at its Tempe, Arizona, facility, including substantially all of the printed circuit boards used in the Axxess systems and Inter-Tel 5000 series systems. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future. If inventory levels are not adequately maintained and managed, we are at risk of not having the appropriate inventory quantities on hand to meet sales demand.
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

     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that the Technologies subsidiary was temporarily suspended from participation in the e-Rate program pending a final hearing to determine debarment. Technologies has contested the scope and length of the proposed debarment from the e-Rate program, but there can be no assurance that Technologies will be successful in this regard. The Company recorded no revenues in 2006 relating to Inter-Tel Technologies’ participation in the e-Rate program.
     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through March 31, 2006. Our estimate at March 31, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA has been extended to June 27, 2006, and we have requested and expect to receive a five-year contract extension. However, there can be no assurance that the GSA will extend the current agreement or accept a revised agreement.
We have been involved in legal disputes, which have resulted in a jury verdict, legal settlement and associated legal costs, which may cause further competitive and financial harm to our business.
     During the quarter ended September 30, 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes), net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in the net amount of approximately $7.4 million. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus legal costs incurred in the third quarter. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. Any such similar litigation will subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
     Subsequent to December 31, 2005, the Company settled another legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus related fourth quarter legal fees totaled $1.6 million. Additional legal fees totaling approximately $1.3 million were recorded as period costs during the first quarter of 2006 relating to this matter.
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
     In the past few years, we introduced IP telephony enhancements to the Axxess® system as well as presence management and collaboration applications, which are typically sold to larger customers at a higher average selling price and often represent a significant expenditure in communications infrastructure by the prospective enterprise customer. In addition, the announced Inter-Tel 5600 and the Inter-Tel 7000 products are targeted at larger customers. Accordingly, the purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer and along product lines. While our customers are evaluating our products before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. In addition, installation of multiple systems for large, multi-site customers may occur over an extended period of time, and depending on the contract terms with these customers, revenues may be recognized over more than one quarter, as systems are completed in separate phases and accepted by the customers. Consequently, if sales forecasted from such customers for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.
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
     We currently run third-party applications for data processing in our distribution center operations, shipping, materials movement, customer service, invoicing, sales functions, financial record keeping and reporting, and for other operations and administrative functions. The nature of the software industry is to upgrade software systems to make architectural changes, increase functionality, improve controls and address software bugs. Over time, older versions of the software become less supported or unsupported by our vendors for financial and other reasons and eventually become obsolete. The primary supplier of our third-party applications provides notice of the dates that the supplier will de-support the software, and companies are expected to either make plans to upgrade to newer versions or operate without their support. While our primary third-party supplier and other third-party vendors may provide advanced notice of product upgrade schedules and take other steps to make the upgrade process as straightforward as possible, we are subject to risks associated with the process, and in some cases we may choose to continue to utilize and maintain the unsupported third-party software using our own information systems personnel. Our software systems could become unstable following an upgrade process and impact our ability to process data properly in these systems, including timely and accurate shipment of products, invoicing our customers properly and the production of accurate and timely financial statements. There are risks associated with failing to apply necessary security upgrades intended to resolve vulnerabilities. While we strive to take necessary precautions and properly test security-related upgrades before applying these upgrades, we must weigh the risks of not applying the upgrade against the risks of vulnerabilities being exploited for malicious purposes by an outside entity. Should a security vulnerability be exploited, our systems could become unstable and/or data could be compromised, thereby adversely affecting our business. We expect to affect software upgrades in the future and cannot assure you these software upgrades or enhancements will operate as intended or be free from bugs or that we will be able to operate effectively using unsupported third-party software using our existing personnel and resources. If we are unable to successfully integrate new software into our information systems, our operations, customer service and financial reporting could be adversely affected and could harm our business.
Our stock price has been and may continue to be volatile, impairing your ability to sell your shares at or above purchase price.
     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	announcements of developments relating to our business;

•	investors’ reactions to the proxy contest and/or settlement thereof;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or sales of stock by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors, including product delays;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	the impact on our business of the e-Rate settlement, possible FCC debarment, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
     Technology companies like ours have a history of using broad-based employee stock option programs to hire, provide incentives for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We previously elected to apply APB 25 and accordingly, prior to 2006, we generally did not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our Common Stock on the date of grant.
     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the financial statements over the period during which employees are required to provide services based on their grant-date fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly began recognizing compensation expense for all unvested and partially vested stock options, employee stock purchase plan shares in the first quarter of 2006. SFAS 123R has had a material impact on our consolidated results of operations and earnings per share. This new statement could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.
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
     Although the IP network voice communication market is reaching mainstream, it is still developing, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of, recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will not change and shift as the market develops. Even if IP voice markets fully develop, we cannot assure that our products, including the IP telephony features of the Axxess systems, the Inter-Tel 5000 Network Communication Solutions, the upcoming Inter-Tel 7000 Network Communication Solutions, our SIP/IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.
     Moreover, the adoption of IP voice networks and importance of development of products using industry standards such as SIP, generally require the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. If the market for SIP network voice communications fails to develop or develops more slowly than we anticipate, our SIP network telephony products such as the Inter-Tel 7000 could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns; equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; poor voice quality over IP networks as compared to circuit-switched networks; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and facsimile communications over the Internet and other data networks, and the delivery of other value-added services, is still in the early stages of development.
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
We Are Exposed To Costs And Risks Associated With Compliance With Changing Laws, Regulations And Standards In General, and Specifically With Regulation Of Corporate Governance And Disclosure Standards.
     We are spending a substantial amount of management time and external resources to comply with existing and changing laws, regulations and standards in general, and specifically relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB and Nasdaq Stock Market rules, as well as commercial dealings with other government entities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and by our independent auditors. We completed our documentation and testing of our internal control systems and procedures as required for 2004 and 2005, and are working our plan for 2006. This process has required us to hire additional personnel and use outside advisory services and resulted in additional accounting and legal expenses. The results of the documentation and testing for 2004 and 2005 indicated that we had adequate internal controls over financial reporting. However, if in the future our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of Inter-Tel may be adversely affected and could cause a decline in the market price or our stock. Failure to comply with other existing and changing laws, regulations and standards could also adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Board Authorization to Repurchase up to $75 Million of Inter-Tel Stock. On February 15, 2005, Inter-Tel announced that its Board of Directors approved a stock repurchase program, with no stated expiration date, in which Inter-Tel may purchase up to $75 million of its Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. The Company repurchased 716,500 shares of its Common Stock pursuant to the Plan during the year ended December 31, 2005, but the Company did not repurchase shares of its Common Stock during the first fiscal quarter of 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar Value)
	Number of	(b) Average	Shares (or Units)	of Shares (or Units) that
	Shares (or	Price Paid	Purchased as Part of	May Yet Be Purchased
	Units)	per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

4/1/05 to 4/30/05	None	N/A	None
5/1/05 to 5/31/05	716,500	$19.228	716,500
6/1/05 to 6/30/05	None	N/A	None
7/1/05 to 3/31/06	None	N/A	None

Total	716,500	$19.228	716,500	$61,223,240 (1)

(1)	On February 15, 2005, the Board of Directors approved and the Company announced a plan to repurchase up to $75 million of the common stock of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—Not Applicable
ITEM 5. OTHER INFORMATION — Not Applicable
ITEM 6. EXHIBITS:

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL, INCORPORATED

May 10, 2006	/s/ Norman Stout
Norman Stout
Director and Chief Executive Officer

May 10, 2006	/s/ Kurt R. Kneip
Kurt R. Kneip
Sr. Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002