Form 10-Q
period 2006-06-30
INTER TEL INC
filed 2006-08-09
CIK 350066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
Commission File Number: 0-10211
INTER-TEL (DELAWARE), INCORPORATED

Incorporated in the State of Delaware	I.R.S. No. 86-0220994
1615 S. 52nd Street
Tempe, Arizona 85281
(480) 449-8900

Title of Class	Outstanding as of June 30, 2006

Common Stock, par value $0.001	26,621,991
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

INDEX
INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share amounts)	2006	2005
	(Unaudited)	(Note A)

ASSETS
CURRENT ASSETS
Cash and equivalents	$116,032	$103,774
Short-term investments	63,881	63,689

TOTAL CASH AND SHORT-TERM INVESTMENTS	179,913	167,463

Accounts receivable, net of allowances of $6,319 in 2006 and $6,235 in 2005	49,586	44,072
Inventories	22,267	19,644
Net investment in sales-leases, net of allowances of $900 in 2006 and $998 in 2005	17,497	19,699
Income taxes receivable	—	2,062
Deferred income taxes	11,895	12,590
Prepaid expenses and other assets	17,694	14,253

TOTAL CURRENT ASSETS	298,852	279,783

PROPERTY, PLANT & EQUIPMENT	27,108	28,236
GOODWILL	29,840	29,840
PURCHASED INTANGIBLE ASSETS	21,346	23,651
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,756 in 2006 and $1,926 in 2005	35,469	34,758

TOTAL ASSETS	$412,615	$396,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$30,492	$29,879
Other current liabilities	58,673	54,386

TOTAL CURRENT LIABILITIES	89,165	84,265

DEFERRED TAX LIABILITY	69,191	70,439
LEASE RECOURSE LIABILITY	14,095	14,199
OTHER LIABILITIES	7,109	7,034

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value-authorized 100,000,000 shares; issued—27,161,823 shares; outstanding—26,621,991 at June 30, 2006 and 26,264,458 shares at December 31, 2005	27	27
Additional Paid-In Capital	123,686	120,462
Retained earnings	116,940	114,653
Accumulated other comprehensive income	1,354	(36)

	242,007	235,106
Less: Treasury stock at cost — 539,832 shares at June 30, 2006 and 897,365 shares at December 31, 2005	(8,952)	(14,775)

TOTAL SHAREHOLDERS’ EQUITY	233,055	220,331

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$412,615	$396,268

See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except	Three Months		Six Months
per share amounts)	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

NET SALES
Telecommunications systems, software and related	$100,921	$101,647	$193,164	$194,306
Resale of local, long distance and network services	15,004	13,618	29,684	26,577

TOTAL NET SALES	115,925	115,265	222,848	220,883

COST OF SALES
Telecommunications systems, software and related	49,628	46,904	94,111	90,301
Resale of local, long distance and network services	9,535	8,316	18,697	16,572

TOTAL COST OF SALES	59,163	55,220	112,808	106,873

GROSS PROFIT	56,762	60,045	110,040	114,010

Research and development	8,799	8,713	17,106	17,168
Selling, general and administrative	40,179	40,252	78,711	78,975
Amortization of purchased intangible assets	1,185	1,122	2,316	1,884
Write-off of in-process research and development costs	—	—	—	2,600
Legal judgment and settlement	—	—	1,300	—

	50,163	50,087	99,433	100,627

OPERATING INCOME	6,599	9,958	10,607	13,383

Interest and other income	1,542	921	2,822	1,867
Foreign currency transaction (losses) gains	(358)	88	(362)	141
Interest expense	(14)	(23)	(35)	(46)

INCOME BEFORE INCOME TAXES	7,769	10,944	13,032	15,345
INCOME TAXES	2,984	4,003	5,045	6,446

NET INCOME	$4,785	$6,941	$7,987	$8,899

NET INCOME PER SHARE — BASIC	$0.18	$0.26	$0.30	$0.34
NET INCOME PER SHARE — DILUTED	$0.18	$0.26	$0.29	$0.32

DIVIDENDS PER SHARE	$0.08	$0.08	$0.16	$1.16

Average number of common shares outstanding — Basic	26,534	26,301	26,421	26,337

Average number of common shares outstanding — Diluted	27,227	27,069	27,103	27,429

     See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months
	Ended June 30,
	2006	2005

OPERATING ACTIVITIES
Net income	$7,987	$8,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	4,496	4,723
Amortization of patents included in R&D expenses	9	111
Amortization of purchased intangible assets	2,316	1,884
Purchased in-process research and development	—	2,600
Provision for losses on receivables	323	846
Provision for losses on leases	1,389	1,814
Provision for inventory valuation	653	256
Share based compensation expense	2,135	—
Excess tax benefits from stock options exercised	(1,090)	—
Decrease in other liabilities	(1,146)	(442)
(Gain) / Loss on sale of property and equipment	(9)	22
Deferred income taxes	(555)	(129)
Changes in operating assets and liabilities	(3,295)	(8,518)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,213	12,066

INVESTING ACTIVITIES
Purchases of available for sale short-term investments	(38,762)	(21,387)
Maturities and sales of available for sale investments	38,570	21,132
Additions to property, plant and equipment	(3,391)	(4,279)
Proceeds from disposal of property, plant and equipment	31	16
Cash used in acquisitions	(9)	(27,765)

NET CASH USED IN INVESTING ACTIVITIES	(3,561)	(32,283)

FINANCING ACTIVITIES
Cash dividends paid	(4,212)	(30,673)
Treasury stock purchases	—	(13,777)
Payments on term debt	(24)	(23)
Proceeds from stock issued under the Employee Stock Purchase Plan	542	582
Proceeds from exercise of stock options	3,820	6,320
Excess tax benefits from stock options exercised	1,090	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,216	(37,571)

EFFECT OF EXCHANGE RATE CHANGES	1,390	(524)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	12,258	(58,312)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	103,774	152,330

CASH AND EQUIVALENTS AT END OF PERIOD	$116,032	$94,018

See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter and six months ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
     During the three month period ended June 30, 2006, Inter-Tel, Incorporated completed a reincorporation as a Delaware corporation and changed its name to Inter-Tel (Delaware), Incorporated (“Inter-Tel”). In connection with this change, the Company’s common stock was changed from a no-par value stock to a $0.001 par value stock. All prior periods included in these financial statements include a reclassification between common stock and additional paid-in-capital to conform to the June 30, 2006 classification.
     Certain other prior period amounts have been reclassified to conform with the current period presentation.
Share-Based Payments
     In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R were effective for the Company beginning January 1, 2006.
     Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of January 1, 2006 the Company had no unvested awards with market or performance conditions. As further described in Note F to the Condensed Consolidated Financial Statements, the Company granted performance based shares during the three-month period ended June 30, 2006. No expense has been recorded for the performance shares as vesting is not considered probable. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that were outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Contingencies
     We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at June 30, 2006, management did not believe the ultimate impact of various claims and pending litigation would have a material adverse impact on the results of operations, liquidity or financial condition of the Company.
     As disclosed and accrued in 2005, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) with respect to a certain commercial dispute with a prior Executone dealer, in the net amount of approximately $7.4 million. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus related legal costs incurred. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million in order to secure an appellate bond. In March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint and conducting initial discovery.
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
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”), in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
     Inter-Tel recorded approximately $9.5 million in costs through 2005, including criminal fines, civil settlement and restitution, uncompensated E-Rate work, accounts receivable forgiveness, and related attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the resolution was recorded in 2004, although the Company has continued to incur additional legal expenses in connection with the defense of a former employee in connection with this matter pursuant to California statute.
     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the E-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon Technologies a debarment from the E-Rate program of one (1) year from June 30, 2006. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Technologies’ participation in the E-Rate program.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to noncompliance with certain pricing thresholds and noncompliance with trade agreements that are applicable to transactions with certain government agencies. We continue to monitor our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through June 30, 2006. Our estimate at June 30, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in August 2006, and we have requested and expect to receive an extension of that contract.
     On June 16, 2006, a shareholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional shareholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claim breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Company is in the process of evaluating these class action suits.
Inventories
     We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market.
Recent Accounting Pronouncements
     In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective for us in interim periods and fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of this issue on our financial position and results of operations, but do not believe the impact of the adoption of this standard will be material.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of 2007. The company is evaluating the impact this statement will have on its consolidated financial statements.

NOTE B—EARNINGS PER SHARE
     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except	June 30,		June 30,
per share amounts)	2006	2005	2006	2005

Numerator: Net income	$4,785	$6,941	$7,987	$8,899

Denominator:
Denominator for basic earnings per share — weighted average shares	26,534	26,301	26,421	26,337
Effect of dilutive securities:
Employee and director stock options	693	768	682	1,092

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	27,227	27,069	27,103	27,429

Basic earnings per share	$0.18	$0.26	$0.30	$0.34
Diluted earnings per share	$0.18	$0.26	$0.29	$0.32

Options excluded from diluted net earnings per share calculations (1)	1,120	669	1,120	252

(1)	At June 30, 2006 and 2005, options to purchase shares of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective periods, and therefore the effect would have been antidilutive.

(2)	The adoption of FAS123R, effective January 1, 2006 also changed the method of computation of dilutive shares for 2006. If the same method used to determine dilutive shares in 2005 was used in 2006, the dilutive shares would have been 769 and 772 for the three month and six month periods ended June 30, 2006. This did not change the diluted earnings per share for the three month or six month periods ended June 30, 2006.
NOTE C — ACQUISITIONS
     Lake. On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. In total, the company recorded $19.3 million of intangible assets of which $2.6 million was charged to expense in the first quarter of 2005 as in-process research and development costs with the balance being amortized over eight years. Additionally we recorded $8.7 million of goodwill, which is non-amortizable. As of June 30, 2006, none of the potential earn-out has been accrued, as there is no amount that has been estimated as being probable of being paid. The final measurement for the possible earn-out will occur during the Company’s third fiscal quarter of 2006.
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
     The weighted-average amortization period for total purchased intangibles as of June 30, 2006 and December 31, 2005 was approximately 7.6 years and 7.5 years for each period, respectively. The weighted-average amortization period as of June 30, 2006 and December 31, 2005 for developed technology was approximately 7.5 and 7.3 years for each period, respectively, and 7.8 years for both periods for customer lists and non-compete agreements.
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
     We view our operations as primarily composed of two segments: (1) our principal segment, which includes sales of telephone systems, telecommunications software, hardware and related services (“principal segment”), and (2) network services, including resale of local and long distance calling services, voice circuits and data circuits through NetSolutions®, as well as commissions earned by Network Services Agency, our division serving as an agent selling local and network services such as T-1 access, frame relay and other voice and data circuit services on behalf of Regional Bell Operating Companies (RBOCs) and local exchange carriers (collectively, “Network Services”). Sales of these systems, software, related services and Network Services are provided through the Company’s direct sales offices and dealer network to business customers in North America, and in parts of Europe, Australia, South Africa and Asia. As a result, financial information disclosed represents substantially all of the financial information related to the Company’s two principal operating segments. Results of operations for the resale of local, long distance and network services segment, if the operations were not included as part of the consolidated group, could differ materially, as the operations are integral to the total telephony solution offered by us to our customers.
     As of and for the three and six month periods ended June 30, 2006 and 2005, financial information for the business segments was as follows:

	As Of and For The Three Months Ended June 30, 2006
		Resale of Local,
		Long Distance
(In thousands, except per share amounts)	Principal	and Network
	Segment	Services	Total

Net sales	$100,921	$15,004	$115,925
Gross profit	51,293	5,469	56,762
Operating income	4,640	1,959	6,599
Interest and other income	1,505	37	1,542
Foreign currency transaction losses	(358)	—	(358)
Interest expense	(14)	—	(14)
Net income	$3,748	$1,037	$4,785
Net income per diluted share (1)	$0.14	$0.04	$0.18
Weighted average diluted shares (1)	27,227	27,227	27,227
Goodwill	$27,705	$2,135	$29,840
Total assets	398,772	13,843	412,615
Depreciation and amortization	$3,437	$19	$3,456

	As Of and For The Three Months Ended June 30, 2005
		Resale of Local,
		Long Distance
(In thousands, except per share amounts)	Principal	and Network
	Segment	Services	Total

Net sales	$101,647	$13,618	$115,265
Gross profit	54,743	5,302	60,045
Operating income	7,557	2,401	9,958
Interest and other income	884	37	921
Foreign currency transaction gains	88	—	88
Interest expense	(19)	(4)	(23)
Net income	$5,613	$1,328	$6,941
Net income per diluted share (1)	$0.21	$0.05	$0.26
Weighted average diluted shares (1)	27,069	27,069	27,069
Goodwill	$27,705	$2,135	$29,840
Total assets	373,722	10,269	383,991
Depreciation and amortization	$3,633	$14	$3,647

	As Of and For The Six Months Ended June 30, 2006
		Resale of Local,
		Long Distance
(In thousands, except per share amounts)	Principal	and Network
	Segment	Services	Total

Net sales	$193,164	$29,684	$222,848
Gross profit	99,053	10,987	110,040
Operating income	5,767	4,840	10,607
Interest and other income	2,736	86	2,822
Foreign currency transaction losses	(362)	0	(362)
Interest expense	(34)	(1)	(35)
Net income	$5,065	$2,922	$7,987
Net income per diluted share (1)	$0.18	$0.11	$0.29
Weighted average diluted shares (1)	27,103	27,103	27,103
Goodwill	$27,705	$2,135	$29,840
Total assets	398,772	13,843	412,615
Depreciation and amortization	$6,782	$39	$6,821

	As Of and For The Six Months Ended June 30, 2005
		Resale of Local,
		Long Distance
(In thousands, except per share amounts)	Principal	and Network
	Segment	Services	Total

Net sales	$194,306	$26,577	$220,883
Gross profit	104,005	10,005	114,010
In-process research and development	2,600	—	2,600
Operating income	9,016	4,367	13,383
Interest and other income	1,789	78	1,867
Foreign currency transaction gains	141	—	141
Interest expense	(42)	(4)	(46)
Net income	$6,477	$2422	$8,899
Net income per diluted share (1)	$0.24	$0.09	$0.32
Weighted average diluted shares (1)	27,429	27,429	27,429
Goodwill	$27,705	$2,135	$29,840
Total assets	373,722	10,269	383,991
Depreciation and amortization	$6,688	$30	$6,718

(1)	Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.
     As illustrated in the table below, our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $103.9 million or 89.7% of total revenues and $104.3 million or 90.5% of total revenues for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, revenues generated from US customers totaled $201.6 million or 90.5% of total revenues and $203.9 million or 92.3% of total revenues respectively. Refer to the tables below for additional geographical revenue data.

	Quarter Ended June 30, 2006		Quarter Ended June 30, 2005
Source of net sales	$	%	$	%

Domestic	$103,941	89.7%	$104,279	90.5%
Lake Communications	7,242	6.2%	7,907	6.8%
Other International	4,742	4.1%	3,079	2.7%

Total net sales	$115,925	100.0%	$115,265	100.0%

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
Source of net sales	$	%	$	%

Domestic	$201,645	90.5%	$203,943	92.3%
Lake Communications	13,116	5.9%	10,497	4.8%
Other International	8,087	3.6%	6,443	2.9%

Total net sales	$222,848	100.0%	$220,883	100.0%

     Lake Communications is based in Dublin, Ireland with a majority of its sales made to the United Kingdom, Australia, other European countries, and South Africa. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel’s UK operations, including sales from Swan Solutions. Our UK offices sell predominantly into the United Kingdom and other European countries. In the three months ended June 30 of 2006 and 2005, revenues from customers located internationally accounted for 10.3% and 9.5% of total revenues, respectively. In the six months ended June 30, 2006 and 2005, revenues from customers located internationally accounted for 9.5% and 7.7% of total revenues, respectively. Our principal segment generated substantially all of our foreign revenues for 2006 and 2005. For the quarter ended June 30, 2006, $1.6 million of income before income taxes was generated from our foreign operations and $2.0 million for the six months ended June 30, 2006. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income.
     Our applicable long-lived assets at June 30, 2006, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $52.3 million and the amount in foreign countries was $26.0 million at June 30, 2006. At December 31, 2005, the net amount located in the United States was $54.4 million and the amount in foreign countries was $27.3 million.
     NOTE E — NET INVESTMENT IN SALES-LEASES
     Net investment in sales-leases represents the value of sales-leases presently held under our TotalSolution program. We currently sell the rental payments due to us from most of the sales-leases. We maintain reserves against our estimate of potential credit losses for the balance of sales-leases held and for the balance of sold rental payments remaining unbilled. The following table provides detail on the total net balances in sales-leases:

	June 30,	December 31,
(in thousands)	2006	2005

Lease balances included in consolidated accounts receivable, net of allowances of $1,189 in 2006, and $980 in 2005	$8,075	$8,860

Net investment in Sales-Leases:
Current portion, net of allowances of $900 in 2006, and $998 in 2005	17,497	19,699
Long-term portion, includes residual amounts of $1,103 in 2006 and, $625 in 2005, net of allowances of $1,756 in 2006, and $1,926 in 2005	35,469	34,758

Total investment in Sales-Leases, net of allowances of $3,845 in 2006, and $3,904 in 2005	61,041	63,317

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $14,095 in 2006, and $14,199 in 2005	258,240	256,143

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$319,281	$319,460

Total allowances for entire lease portfolio (including limited recourse liabilities)	$17,940	$18,103

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
     These reserves are either netted against consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

	Six Months Ended	Year Ended
(In thousands)	June 30, 2006	December 31, 2005

Sales of rental payments	$50,719	$119,060
Sold payments remaining unbilled at end of period	$272,335	$270,342
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
     During 2006, the Company has entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of June 30, 2006, the Company has one outstanding agreement in place to sell cash flow streams with a present value of $15.0 million in December 2006 at a fixed interest rate to a financial institution. As part of the agreement, the Company has the option to pay $300,000 to the financial institution to cancel the commitment. Subsequent to June 30, 2006, the Company entered into another agreement to sell cash flow streams with a present value of $10.0 million in March 2007 at a fixed interest rate to a financial institution. As part of the agreement, the Company has the option to pay $100,000 to the financial institution to cancel the commitment.

NOTE F — SHARE BASED COMPENSATION
     At June 30, 2006, the Company had five active share-based employee compensation plans, including an Employee Stock Purchase Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from six months to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, treasury shares of the Company’s common stock are re-issued. Prior to December 31, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permitted public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. No share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R reduced income before income tax expense for the three and six months ended June 30, 2006 by approximately $1.1 million and $2.1 million respectively and reduced net income for the three and six months ended June 30, 2006 by approximately $0.9 million and $1.7 respectively. Basic and diluted net income per common share for the three and six months ended June 30, 2006 are lower by $0.03 and $0.06, respectively, than if the Company had continued to follow APB Opinion No. 25. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $7.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2006 was comprised as follows (in thousands, except per share data):

	Three	Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006
Cost of Revenues	$50	$123

Research and development	282	571

Selling, General and Administrative	752	1,441

Share-based compensation expense before income taxes	1,084	2,135

Related income tax benefits	198	447

Share-based compensation expense, net of taxes	$886	$1,688

Net share-based compensation expense, per common share:

Basic	$0.03	$0.06

Diluted	$0.03	$0.06

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.1 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2006 respectively, would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     A summary of stock options activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Balance at December 31, 2005	3,855,988	$16.36
Granted	616,750	$23.17
Exercised	(326,573)	$11.85
Terminated/expired	(103,127)	$19.89

Balance at June 30, 2006	4,043,038	$17.66	6.4	$13,746,329
Exercisable at June 30, 2006	2,709,081	$16.65	5.5	$11,947,047

     The intrinsic value of options exercised during the six months ended June 30, 2006 was $3,089,000.
          The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
Expected dividend yield	1.37%-1.53%	1.52%
Expected stock price volatility	0.41-0.53	0.48-0.58
Risk-free interest rate	4.76%-4.98%	3.77%
Expected life of options	3-5 Years	3-5 years
          The expected dividend yield is based on expected annual dividend to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined volatility using historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company, adjusted for expected future activity. The weighted average fair value of stock options granted during the six months ended June 30, 2006 and June 30, 2005 was $8.49 and $6.34, respectively.
          The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

THREE MONTHS ENDED
JUNE 30, 2005
Net income, as reported	$6,941
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(6,518)

Pro-forma net income	$423

Net income per common share:
Basic, as reported	$0.26
Basic, pro forma	$0.02
Diluted, as reported	$0.26
Diluted, pro forma	$0.02

SIX MONTHS ENDED
JUNE 30, 2005
Net income, as reported	$8,899
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(7,243)

Pro-forma net income	$1,656

Net income per common share:
Basic, as reported	$0.34
Basic, pro forma	$0.06
Diluted, as reported	$0.32
Diluted, pro forma	$0.06

(1) On April 26, 2005, the Compensation Committee of the Board of Directors of Inter-Tel, with the approval of the board of directors, approved the acceleration of the vesting of certain unvested stock options previously granted to employees under the Company’s 1994 Long Term Incentive Plan, 1997 Long Term Incentive Plan and the Acquisition Stock Option Plan. With the exception of any options granted to all Directors and Named Executive Officers, all unvested options with exercise prices greater than the closing price as of the close of the Nasdaq stock market on May 3, 2005 ($19.13) became exercisable in full. Such options would otherwise have vested from time to time over the next five years. Approximately 617,000 options were accelerated at grant prices ranging from $19.16 to $31.58. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and number of shares subject to the accelerated options, were unchanged. This acceleration of the vesting provision increased the stock based compensation expense and decreased the pro forma net income shown in the table above by $5.4 million for the three months and six months ended June 30, 2005.
Employee Stock Purchase Plan
     Under the Employee Stock Purchase Plan (the “Purchase Plan”), employees are granted the right to purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees may designate up to 10% of their compensation for the purchase of stock. Included in the share based compensation expense for the three and six months ended June 30, 2006 is $36,000 and $97,000 respectively for the expense related to the Purchase Plan.
Performance Shares
     During the three months ended June 30, 2006, the Company granted 41,000 performance shares. The performance share awards by their terms vest primarily in connection with the achievement by the Company of certain earnings per share targets over the Company’s fiscal years ended December 31, 2007 and December 31, 2008, with 50% vesting each year (on April 27 following the close of each respective fiscal year) upon the achievement of such targets. In the event either target is missed, the applicable shares for that year do not vest and are forfeited. The market price of the Company’s common stock on the date of grant was $23.44. As of June 30, 2006, no compensation expense has been recorded for these awards, as it is not yet probable that the performance targets will be met.
NOTE G — SUBSEQUENT EVENT
     Acquisition Offer. On July 28, 2006, as noted in Steve G. Mihaylo’s Form 13D filing, Mr. Mihaylo and Vector Capital Corporation submitted an unsolicited offer to acquire all shares of Inter-Tel Common Stock, except for those shares owned by Mr. Mihaylo, for $22.50 per share, subject to the negotiation of an agreement and other factors. Pursuant to a Settlement Agreement entered into between the Company and Mr. Mihaylo on May 5, 2006, and amended on June 28, 2006, Inter-Tel’s Board of Directors has until August 11, 2006 to respond to the offer.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. For further information regarding forward-looking statements, see “Forward Looking Statements” in Item 1A, Risk Factors.
Overview
     Inter-Tel (Delaware), Incorporated (Nasdaq: INTL) (“Inter-Tel”), originally incorporated in Arizona in 1969 and reincorporated into Delaware in 2006, is a single point of contact, full service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:
•	Inter-Tel Axxess® and Inter-Tel 5000 Network Communications Solutions converged voice and data business communication systems,

•	Lake Communications converged voice and data business communication systems, including those sold in the US under the EncoreCX® brand,

•	integrated voice mail, voice processing and unified messaging systems,

•	managed services, including voice and data network design, traffic provisioning, and financial solutions packages (leasing),

•	networking applications, including the design and implementation of voice and data networks,

•	local and long distance calling services, voice circuits, data circuits and other communications services and peripheral products,

•	call accounting software, computer-telephone integration (CTI) applications, and

•	maintenance and support services for our products.
     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of June 30, 2006, we had fifty-nine (59) direct sales offices in the United States and a network of hundreds of dealers and VARs, primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe,

Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in South Africa and Japan. Our primary research and development facility is located in Chandler, Arizona. In addition, we maintain research and development and software sales offices in Tucson, Arizona, Frederick, Maryland, Washington DC, and in the United Kingdom. As a result of the closing of the Lake acquisition identified below, we also maintain a research and development, and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.
     On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40-user market, including EncoreCX® products distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. Lake maintains a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, South Africa, as well as other parts of Europe and Australia.
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

Total costs of goods and services sold increased 7.1%, or $3.9 million, to $59.2 million for the quarter ended June 30, 2006, compared to $55.2 million for the corresponding period in 2005. Our consolidated gross margin percentage was 49.0% in the second quarter of 2006 compared to 52.1% in the second quarter of 2005. Cost of goods sold was impacted only slightly in the second quarter of 2006 due to FAS 123R related costs associated with expensing of the value of stock options and employee stock purchase plan shares. The increase in the dollar amount of the cost of goods sold was attributable to the higher volume of net sales from our local, long distance and network services divisions, national, government and education accounts divisions, DataNet and international operations, and product transition to our new 5000 series products resulting in higher equipment costs. However, the decrease in gross margin in 2006 compared to 2005 was also attributable to increased competitive and pricing pressures and limited product discounts. In addition, the gross margin percentage was affected by the mix of products sold with a higher proportion of net sales recognized in the divisions identified above, which typically generate lower gross margins than our other divisions within our operating principal segment. Sales through our dealer channel were relatively flat during the three and six months ended June 30, 2006, compared to comparable periods in 2005. Other factors affecting both the increases in costs of goods sold and reductions in overall gross margin percentage are described in greater detail in “Results of Operations” below.
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
     Additionally, our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and impact of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. There are several factors that attribute to this pattern, including the following:
•	Customer leases generally expire at end of the month and commence at the beginning of the month, which naturally leads to end-of-period sales. These factors apply to both end-user and dealer sales.

•	Internal sales compensation programs for our sales personnel are linked to revenues and the sales commissions generally increase at accelerated rates as sales volumes increase. Sales performance bonuses are also frequently tied to quarter-end and year-end performance targets, providing incentives to sales personnel to close business before the end of each quarter.

•	Historically, some price discounting to our dealer channel occurred during the last month of a quarter or year, and some dealers have purchased consistently to take advantage of potential pricing discounts or end-of-quarter promotions. However, such promotions are subject to change at any time, and discounts have been reduced in recent periods in an effort to minimize this trend. Dealer buying habits have been consistent for years.
     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. Net sales from the second quarter of 2006 followed this historical pattern, as sales increased compared to the first quarter of 2006, and we do not anticipate a significant change in the historical trend.

     Cash Flows. At June 30, 2006, Inter-Tel’s cash and short-term investments totaled $179.9 million. We also maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank N.A., which is available through June 30, 2007 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program of up to $75 million announced in February 2005, and to provide adequate working capital for the foreseeable future.
     Our consolidated net sales for the quarters ended June 30, 2006 and 2005 were $115.9 million and $115.3 million, respectively. The 0.5% increase in revenue in the second quarter of 2006 compared to the second quarter of 2005 was due to increased revenues in our international operations; local, long distance resale and network services; national, government and education accounts; and our DataNet division. These increases in net sales were offset in part by lower revenues from our direct sales offices, including lease finance revenues, as well as a slight decrease in our dealer network sales. We released our Inter-Tel 5000 v2.0 software and Inter-Tel 5600 late in the second quarter of 2006. The release of these products late in the second quarter had minimal impact on our revenue for the second quarter of 2006. However, based upon feedback from our direct sales offices, dealers and end users, we expect a greater impact on sales from these products for the remainder of 2006 and in 2007. We cannot provide assurance that the recent increase in revenue will continue in the future, as we believe businesses may continue to be reluctant to significantly increase spending on enterprise communications systems in the near future. In addition, we believe some uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including voice over Internet Protocol (VoIP) systems, and this uncertainty may cause some organizations to delay making investments in new systems.
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
     The markets in which we compete have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Research and development expenses increased 1.0% to $8.8 million, or 7.6% of net sales in the second quarter of 2006, compared to $8.7 million, or 7.6% of net sales in the second quarter of 2005. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop new technologies and products and enhance existing systems and products. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of converged systems and software, including the Inter-Tel 5000 series and LAN-enabled telephony platforms including the Inter-Tel 7000 series, as well as contact center, presence management and collaboration software and applications, and the development and cost reduction of SIP (Session Initiation Protocol) and IP (Internet Protocol) endpoints and technology. In addition, we have continued the development of, and enhancements to, our Axxess system, including adding new applications, enhancing and developing new IP convergence capabilities and applications, and developing Unified Communications applications.

     We offer our customers a package of lease financing and other managed services under the name TotalSolution. TotalSolution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information regarding our TotalSolution program.
     Results of Operations
     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET SALES
Telecommunications systems, software and related	87.1%	88.2%	86.7%	88.0%
Resale of local, long distance and network services	12.9	11.8	13.3	12.0

TOTAL NET SALES	100%	100.0%	100%	100.0%

COST OF SALES
Telecommunications systems, software and related	42.8	40.7	42.2	40.9
Resale of local, long distance and network services	8.2	7.2	8.4	7.5

TOTAL COST OF SALES	51.0	47.9	50.6	48.4

GROSS PROFIT	49.0	52.1	49.4	51.6

Research and development	7.6	7.6	7.7	7.8
Selling, general and administrative	34.7	34.9	35.3	35.8
Amortization of intangibles	1.0	1.0	1.0	0.9
Write-off of in-process research and development costs	—	—	—	1.2
Legal judgment and settlement	—	—	0.6	—

OPERATING INCOME	5.7	8.6	4.8	6.1

Interest and other income	1.3	0.8	1.3	0.8
Foreign currency transaction (losses) gains	(0.3)	0.1	(0.2)	0.1
Interest expense	(0.0)	0.0	(0.0)	0.0

INCOME BEFORE INCOME TAXES	6.7	9.5	5.8	6.9

INCOME TAXES	2.6	3.5	2.3	2.9

NET INCOME	4.1%	6.0%	3.6%	4.0%

     Net Sales. Net sales increased 0.6%, or $0.7 million, to $115.9 million in the second quarter of 2006 from $115.3 million in the second quarter of 2005. Net sales increased 0.9%, or $1.9 million, to $222.8 million in the first six months of 2006 from $220.9 million in the first six months of 2005. Excluding the Lake acquisition in the first quarter of 2005, net sales decreased 0.3%, or $0.7 million, for the first six months of 2006 compared to net sales for the corresponding prior year period. We acquired Lake in March 2005, and accordingly generated revenues for only four of the first six months of 2005. Sales attributable to our dealer network decreased 1.3%, or $0.3 million in the second quarter of 2006, and increased 0.3%, or $0.1 million in the first six months of 2006 compared to the corresponding periods in 2005. Sales from our direct sales offices (including revenues from lease financing) decreased 8.5%, or $5.0 million, in the second quarter of 2006, and 9.5%, or $11.0 million, in the first six months of 2006 compared to the corresponding periods in 2005. This decrease was primarily due to lower sales volumes and smaller system sales through our direct sales offices and a lower volume of financed sales from our captive leasing company. These decreases were more than offset by increases in DataNet, International

Divisions, national, government and education accounts, and local and long distance network services. Sales from our DataNet division, which sells networking products through our direct sales offices, national, government and education accounts division and dealer channel, increased 79.4%, or $2.8 million, in the second quarter of 2006 and 48.4%, or $3.3 million, in the first six months of 2006 compared to the corresponding periods in 2005. International revenues increased 9.1%, or $1.0 million in the second quarter of 2006, and 25.2%, or $4.3 million in the first six months of 2006 compared to the corresponding periods in 2005. This increase in international net sales during the second quarter was attributable to increased sales in the UK and Swan divisions, offset in part by a decrease in sales from our Lake operations compared to the same period in 2005. International revenues excluding the Lake acquisition increased 25.5%, or $1.6 million for the first six months of 2006.
     Sales from our national, government and educational accounts increased by 14.5%, or $0.7 million in the second quarter of 2006 and 22.5%, or $2.2 million, in the first six months of 2006 compared to the corresponding periods in 2005. These increases were largely attributable to the increase in sales dollars from the additional sales representatives added in 2005. Sales from local and long distance and network services division (NSG), which includes Inter-Tel NetSolutions® (NetSolutions) and Network Services Agency (NSA), increased 10.2%, or $1.4 million, in the second quarter of 2006 and 11.7%, or $3.1 million, for the first six months of 2006, compared to the corresponding periods in 2005. Sales from NetSolutions increased 9.9%, or $1.2 million in the second quarter of 2006, and 10.6% or $2.6 million for the first six months of 2006 compared to the corresponding periods in 2005. This continued an upward trend of sales despite downward price pressure and significant competition. Sales from NSA, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s and CLEC’s, increased 13.3%, or $0.2 million in the second quarter of 2006 and 23.4%, or $0.5 million for the first six months of 2006 compared to the corresponding periods in 2005.
     We released our Inter-Tel 5000 v2.0 software and Inter-Tel 5600 late in the second quarter of 2006. The release of these products has had very little impact on our revenue for the second quarter of 2006. Based upon feedback from our direct sales offices, dealers and end users, we expect a greater impact on sales from these products starting in the third quarter of 2006.
     Gross Profit. Gross profit for the second quarter of 2006 decreased 5.5% to $56.8 million, or 49.0% of net sales, from $60.0 million, or 52.1% of net sales, in the second quarter of 2005. Gross profit for the first six months of 2006 decreased 3.5% to $110.0 million, or 49.4% of net sales, from $114.0 million, or 51.6% of net sales, in the corresponding period of 2005. The decrease in gross profit dollars and gross profit as a percentage of sales in the second quarter of 2006 was primarily due to selling fewer larger line size systems, which traditionally have a higher software content, the product and distribution mix and product transition on the new 5000 series products resulting in lower margins, as well as industry pricing pressures, leading to some limited sales promotions and discounts on product and services. From a product and distribution mix perspective, the gross margin percentage was affected by higher percentages of net sales recognized in our local, long distance and network services divisions, national, government and education accounts divisions, DataNet operations and international operations, which typically generate lower gross margins than other divisions within our operating principal segment. In addition, the increase in the dollar amount of the cost of goods sold was attributable to the higher volume of net sales from our DataNet and international operations and product transition to our new 5000 series products resulting in higher equipment costs. Sales through our dealer channel were relatively flat during the three and six months ended June 30, 2006, compared to comparable periods in 2005. The decrease in gross profit dollars and gross profit as a percentage of sales in the six months ended June 30, 2006 compared to 2005 was primarily attributable to product and distribution mix as discussed above, as well as industry pricing pressures, leading to some limited sales promotions and discounts on product and services. Cost of goods sold was impacted only slightly in the second quarter of 2006 due to FAS 123R related costs associated with expensing of the value of stock options and employee stock purchase plan shares.
     During the second quarter of 2006, recurring revenues decreased slightly as a percentage of net sales from existing customers in our direct sales, DataNet and national and government accounts channels relative to the same channels in the second quarter of 2005. We generally recognize higher gross margins for recurring revenues in these operations. Existing customers accounted for a significant portion and higher relative component of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products, such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products, during the second quarter and first six months of 2006. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations.
     Sales from NetSolutions increased by 9.9%, or $1.2 million in the second quarter of 2006, and 10.6% or $2.6 million for the first six months of 2006, compared to the corresponding periods in 2005. Gross margins are generally lower in this division than our consolidated margins. Sales from Network Services Agency, increased 13.3%, or $0.2 million, in the second quarter of 2006 and 23.4%, or $0.5 million for the first six months of 2006 compared to the corresponding periods in 2005. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of 90.1% during the second quarter of 2006. Accordingly, the increase in sales from this division offset in part our decrease in consolidated gross profit percentage.
     We cannot accurately predict future consolidated gross margins because of period-to-period variations in a number of factors, including among others, competitive pricing pressures, sales of systems, software and services through different distribution channels, supplier and agency agreements, and the mix of systems, software and services we sell, as well as market acceptance of new products.
     Research and Development. Research and development expenses for the second quarter of 2006 increased 1.0% to $8.8 million, or 7.6% of net sales, from $8.7 million, or 7.6% of net sales, for the second quarter of 2005. The increase was attributable to expenses associated with FAS 123R expensing of stock options, which totaled $282,000 during the quarter ended June 30, 2006. Excluding FAS 123R expenses, R&D expenses decreased 2.3%, or $0.2 million, in the quarter ended June 30, 2006 compared to the corresponding period in 2005. The decrease in R&D spending, excluding FAS 123R costs, during the second quarter of 2006 compared to 2005 was primarily the result of lower costs associated with third-party development costs and lower relative project costs, offset in part by increased costs incurred in connection with beta sites prior to the introduction of new products. In the six months ended June 30, 2006, R&D expenses decreased slightly to $17.1 million compared to $17.2 million in the first six months of 2005. Excluding FAS 123R expenses, R&D expenses would have totaled $16.5 million in the first six months of 2006, a decrease of 3.7% compared to the corresponding period in 2005. In the second quarter ended June 30, 2006, research and development expenses were directed principally toward the continued development of converged systems and software, including version 2.0 of the Inter-Tel 5000 systems and software, the Inter-Tel 5600, Inter-Tel 7000 software and systems, contact center, presence and collaboration applications, and IP endpoint development. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing and new technologies and products.
     Selling, general and administrative. In the second quarter of 2006, selling, general and administrative expenses decreased 0.2% to $40.2 million, or 34.7% of net sales, from $40.3 million, or 34.9% of net sales, in the second quarter of 2005, despite the increase in net sales during the same period. For the six months ended June 30, 2006 selling, general and administrative expenses decreased 0.3% to $78.7 million, or 35.3% of net sales, from $79.0 million or 35.8% of net sales, compared to the corresponding period in 2005. We incurred significant costs during the quarter and six months ended June 20, 2006 associated with the recent proxy contest and ongoing expenses incurred in connection with the Company’s response to the unsolicited interest of Steven G. Mihaylo (the Company’s former Chief Executive Officer and current board member) and affiliated parties to acquire the Company. We have incurred and continue to incur extensive professional fees, investment banking advisory fees, legal expenses, director fees and payments to directors in lieu of stock options, and related costs (collectively, “proxy contest and related costs”). SG&A expenses in the second quarter of 2006 included FAS 123R expenses and proxy contest and related costs totaling $2.4 million. Excluding these costs, SG&A would have totaled $37.8 million, or 32.6% of net sales in the second quarter of 2006, a decrease of 6.0% from the second quarter of 2005. SG&A expenses in the six months ended June 30, 2006 included FAS 123R expenses, legal expenses incurred in the first quarter of 2006 associated with a legal settlement recorded in the fourth quarter of 2005, and proxy battle related costs totaling $3.1 million. Excluding these costs, SG&A for the first six months of 2006 was $75.7 million, or 34% of net sales, a decrease of 4.2% from the first six months of 2005.
     The decrease in absolute dollars (excluding the items noted above) was primarily attributable to reduced selling expenses and a lower number of personnel and compensation costs in our direct sales offices. The number of personnel included in SG&A decreased by 97 at June 30, 2006 compared to June 30, 2005, and decreased 111 on a company-wide basis during the same time period. Bad debt expense also decreased 56.6% in the second quarter of 2006 compared to the second quarter of 2005 and 35.6% for the first six months of 2006 compared to the first six months of 2005. During 2006, we incurred an increase in professional fees, including higher legal and accounting costs. Marketing expenses increased slightly in the second quarter of 2006 compared to the second quarter of 2005. In the foreseeable future we will incur additional marketing expenses with the introduction of the Inter-Tel 5600 and the anticipated release of the Inter-Tel 7000 platform. The increase in SG&A was also attributable in part to additional legal costs incurred and to implement and maintain a more comprehensive corporate compliance program in connection with our E-Rate settlement. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.
     Amortization of purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of June 30, 2006, no impairment of goodwill has been recognized in 2006. We face the risk that future goodwill impairment tests may result in charges to earnings.
     Amortization of purchased intangible assets included in operating expenses was $1.2 million in the second quarter of 2006, compared to $1.1 million in the second quarter of 2005. In addition, $5,000 of amortization was included in research and development expenses for the second quarter of 2006, compared to $55,000 in the second quarter of 2005. Amortization of purchased intangible assets included in operating expenses was $2.3 million in the six months ended June 30, 2006, compared to $1.9 million for the same period in 2005. In addition, $10,000 of amortization was included in research and development expenses for the first six months of 2006, compared to $110,000 in the same period in 2005. The increase in the amortization of purchased intangible assets for the second quarter and first six months of fiscal 2006 compared to the same periods in 2005 was primarily related to the additional amortization associated with purchased technology that was placed in service in 2006, and thus amortizable in 2006. For additional information regarding purchased intangible assets, see Note C “Acquisitions” to the Condensed Consolidated Financial Statements.
     Write-off of in-process research and development (IPRD) costs. During the first quarter of 2005, Inter-Tel completed the acquisition of Lake (see NOTE C). The aggregate purchase price of the Lake acquisition was allocated to the fair value of the assets and liabilities acquired, of which $2.6 million, or $0.10 per diluted share, was written-off as purchased IPRD.
     Interest and Other Income. Interest and other income in 2006 and 2005 consisted primarily of interest income and foreign currency transaction gains or losses. The net increase in interest and other income of $621,000 in the second quarter of 2006 compared to the corresponding period in 2005 was due primarily to higher levels of invested funds, as well as higher rates of return. Foreign currency transaction losses in the first six months of 2006 were $362,000 compared to gains of $141,000 in the first six months of 2005. Interest expense was nominal in both periods, but interest expense decreased $11,000 in the first six months of 2006 compared to the first six months of 2005.
     Income Taxes. Inter-Tel’s income tax rate for the second quarter of 2006 was 38.4% compared to 36.6% for the second quarter of 2005, and 38.7% in the first six months of 2006 compared to 42.0% for the same period in 2005. The increase in the rate for the second quarter was primarily attributable to the expiration of the research credit and the adoption of SFAS 123R offset by the 2005 write-off of in-process research and development costs in connection with our Lake acquisition and the accrual for non-deductible expenses anticipated in connection with GSA contract pricing and trade agreement issues discovered during the second quarter of 2005. Inter-Tel currently expects the full-year 2006 tax rate to be approximately 38% to 40%, subject to prospective changes in the tax laws or other factors, including the potential extension of the research and development credit, and the relative level of tax-exempt investments to total funds available for investment. Excluding the effect of SFAS 123R and the effect of the proxy contest and related costs, the tax rate for the first six months of 2006 was approximately 36.8%. The 2006 rate is subject to change based on the projected results of operations and other factors identified above.
     Net Income. Net income for the second quarter of 2006 was $4.8 million ($0.18 per diluted share), a decrease of 31.1% compared to net income of $6.9 million ($0.26 per diluted share) in the second quarter of 2005. Net income for the six months ended June 30, 2006 was $8.0 million ($0.29 per diluted share), a decrease of 10.3% compared to net income of $8.9 million ($0.32 per diluted share) for the six months ending June 30, 2005.
     The decrease in net income for the quarter and for the first six months of 2006 compared to the corresponding period in 2005 was primarily attributable to SFAS 123R expenses, fees and expenses associated with the ongoing proxy contest, and additional fees and costs associated with a legal settlement recorded in the fourth quarter of 2005. Such additional fees and expenses totaled approximately $1.9 million after taxes ($0.07 per diluted share) and $3.4 million after taxes ($0.13 per diluted share) for the three and six months ended June 30, 2006, respectively. Additional information regarding these and other items is described in further detail above.
Inflation/Currency Fluctuation
     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. Inter-Tel’s International procurement agreements have traditionally been denominated in U.S. currency. Moreover, a significant amount of contract manufacturing has been or may be moved to alternative sources. The expansion of international operations in the United Kingdom and Europe, and increased international sales, if any, as a result of the 2005 Lake acquisition could result in higher international sales as a percentage of total revenues. This may increase the Company’s risks relating to currency fluctuations.
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(In thousands)	2006	2005

Net cash provided by operating activities	$13,213	$12,066
Net cash used in investing activities	(3,561)	(32,283)
Net cash (used in) provided by financing activities	1,216	(37,571)
Effect of exchange rate changes	1,390	(524)

Increase (decrease) in cash and equivalents	12,258	(58,312)
Cash and equivalents at beginning of period	103,774	152,330

Cash and equivalents at end of period	$116,032	$94,018

     At June 30, 2006, cash and equivalents ($116.0 million) and short-term investments ($63.9 million) totaled $179.9 million, which represented an increase of approximately $12.5 million from the balance at December 31, 2005. We maintain a $10 million unsecured, revolving line of credit that is available through June 30, 2007. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of June 30, 2006, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends, common stock repurchases and general corporate purposes.

     Net cash provided by operating activities totaled $13.2 million for the six months ended June 30, 2006, compared to $12.1 million for the corresponding period in 2005. Cash provided by operating activities in the first six months of 2006 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, provisions for losses, and share based compensation expenses, offset in part by excess tax benefits from stock options exercised, decrease in other liabilities, deferred income taxes and changes in operating assets and liabilities. Cash provided by operating activities in the first six months of 2005 was primarily the result of cash generated from profitable operations, adding back non-cash items such as depreciation, amortization, purchased research and development and provision for losses offset by an $11.4 million change in operating assets and liabilities (including E-Rate settlement of $8.5 million). Cash used by the change in operating assets and liabilities totaled $3.3 million in the first six months of 2006 primarily due to increases in receivables, inventories and prepaid expenses and other assets, partially offset by decreases in income taxes receivable and deferred income taxes, as well as increases in accounts payable and other current liabilities. We expect to expand sales through our direct sales offices and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.
     Net cash used in investing activities totaled $3.6 million for the six months ended June 30, 2006, compared to cash used in investing activities of $32.3 million for the six months ended June 30, 2005. The change from 2005 to 2006 was primarily a result of $27.8 million in cash used for acquisitions in the first six months of 2005 where as minimal cash has been used for acquisitions in 2006. Cash used to purchase available for sale investments totaled $38.8 million in the first six months of 2006, offset by $38.6 million in maturities and sales of available for sale investments. Cash used for capital expenditures totaled $3.4 million in the first six months of 2006 and $4.3 million for the corresponding period in 2005.
     Net cash provided by financing activities totaled $1.2 million for the six months ended June 30, 2006, compared to cash used in financing activities of $37.6 million for the corresponding period in 2005. Net cash used for cash dividends, including a special $1.00 per share dividend in 2005 only, totaled $30.7 million in the first six months of 2005 compared to $4.2 million in the same period for 2006. During the second quarter of 2005, the Company expended $13.8 million to repurchase 716,500 shares of the Company’s common stock pursuant to a stock repurchase program under which the Board of Directors authorized the repurchase of up to $75 million of the Company’s common stock. The Company’s stock repurchases in the second quarter of 2005 were funded primarily by existing cash balances. Net cash provided by proceeds from the exercise of stock options and Employee Purchase Plan (ESPP) shares totaled $4.4 million in the first six months of 2006 compared to $6.9 million in the same period for 2005. During the first six months of 2006 and 2005 we reissued treasury shares through stock option issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a decrease to retained earnings of $1.5 million and $1.6 million, in 2006 and 2005, respectively.
     We offer to our customers lease financing and other services, including our TotalSolution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $272.3 million and $270.3 million remained unbilled at June 30, 2006 and December 31, 2005, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the TotalSolution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.
     During 2006, the Company has entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of June 30, 2006, the Company has one outstanding agreement in place to sell cash flow streams with a present value of $15.0 million in December 2006 at a fixed interest rate to a financial institution. As part of the agreement, the Company has the option to pay $300,000 to the financial institution to cancel the commitment. Subsequent to June 30, 2006, the Company entered into another agreement to sell cash flow streams with a present value of $10.0 million in March 2007 at a fixed interest rate to a financial institution. As part of the agreement, the Company has the option to pay $100,000 to the financial institution to cancel the commitment.
     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the E-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon the Technologies subsidiary a debarment from the E-Rate program of one (1) year from June 30, 2006. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Inter-Tel Technologies’ participation in the E-Rate program.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to noncompliance with certain pricing thresholds and noncompliance with trade agreements that are applicable to transactions with certain government agencies. We continue to monitor our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through June 30, 2006. Our estimate at June 30, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in August 2006, and we have requested and expect to receive an extension of that contract.
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
     On June 16, 2006, a shareholder class action suit was filed against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional shareholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claim breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Company is in the process of evaluating these class action suits.
     We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund quarterly dividends to shareholders, to repurchase additional shares of the Company’s common stock pursuant to the Board-approved $75 million repurchase program, of which $61.2 million remains authorized, and to provide adequate working capital for the foreseeable future. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions or share repurchases, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.

Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. However, we offer to our customers lease financing and other services through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolution program in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. For more information regarding our lease portfolio and financing, please see “Liquidity and Capital Resources” and Note E of Notes to Condensed Consolidated Financial Statements.
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
     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, decreased from 5.36% at December 31, 2005 to 5.32% at June 30, 2006, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.
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
     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of June 30, 2006, Inter-Tel had gross goodwill of $34.9 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition through June 30, 2006 and one in 2005 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.
     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have incurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2005 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At June 30, 2006 and December 31, 2005, $27.7 million of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Resale of Local, Long Distance and Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2005, the Company used two tests in determining that no impairment had occurred. One test is an allocation of the market capitalization of the entire company using average common stock prices and one test is based on a calculation of the cash flows for each reporting unit. Both tests resulted in values that exceeded the net carrying value of the reporting units. Therefore, the second step for potential impairment was unnecessary.
     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of June 30, 2006, Inter-Tel had gross purchased intangible assets of $36.1 million and accumulated amortization of $14.8 million.
     At June 30, 2006 and December 31, 2005, goodwill, net of accumulated amortization, totaled $29.8 million. Other acquisition-related intangibles, net of accumulated amortization, totaled $21.3 million at June 30, 2006 and $23.7 million at December 31, 2005. Accumulated amortization through June 30, 2006 was $19.8 million, including $5.0 million of accumulated amortization attributable to goodwill and $14.8 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2005 was $17.5 million, including $5.0 million of accumulated amortization attributable to goodwill and $12.5 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At June 30, 2006, our allowance for doubtful accounts for accounts receivable were $6.3 million of our $55.9 million in gross accounts receivable. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at June 30, 2006, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the results of operations, liquidity or financial condition of the Company. Refer to Note A to the Condensed Consolidated Financial Statements for details of specific contingencies.
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
     LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our TotalSolution program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental payment streams under the leases. Upon the sale of the rental payment streams, we continue to service the leases and maintain limited recourse on the leases. We maintain reserves for loan losses on all leases based on historical loss experience, past due accounts and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See “Liquidity and Capital Resources” and “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis for more information regarding our lease portfolio and financing.
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
INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved from time to time in litigation incidental to our business. We believe that the outcome of current litigation will not have a material adverse effect upon our business, results of operations, liquidity or financial condition and will not disrupt our normal operations.
ITEM 1A. RISK FACTORS
FORWARD LOOKING STATEMENTS
     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed, and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may differ materially.
     Except as may be required under the federal securities laws, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we may make on related subjects in our reports to the SEC. We provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relative to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.
     Set forth below is a detailed discussion of certain of these risks and other risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed below may, and most likely will, affect many aspects of our business.
Risks Related to Our Business
Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.
     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:
•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold;

•	the mix of distribution channels;

•	general economic conditions and the condition of the markets our business addresses;

•	patterns of capital spending by customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effects of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact on our business of the E-Rate settlement, the one year debarment of Inter-Tel Technologies from E-Rate opportunities by the FCC, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	the impact on our business of costs and uncertainties resulting from shareholder actions, including actual or potential proxy contests or tender offers;

•	the potential impact of accounting pronouncements, such as FIN 48 or FAS 123R;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
     In addition, we have historically operated with a relatively small backlog for new systems sales (excluding our contractual maintenance arrangements and contracts associated with long distance resale activity), with sales and operating results in any quarter depending principally on orders booked and shipped in that quarter. In the past, we have recorded a substantial portion of our net sales for a given quarter in the third month of that quarter, with a concentration of such net sales in the last two weeks of the quarter. Market demand for investment in capital equipment such as business communications systems and associated call processing and voice processing software applications depends largely on general economic conditions and can vary significantly as a result of changing conditions in the economy as a whole, as well as heightened competitive pressures. We cannot assure you that we can continue to be successful operating with a small backlog or whether historical backlog trends will continue in the future.
     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers, including dealers from our acquired Lake operations, typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the recent past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results would suffer unless we significantly increased sales to new customers. Moreover, particularly in an environment of fluctuating interest rates, the timing and profitability of lease resales from quarter to quarter could impact operating results. Long distance, DataNet, national, government and education accounts, and our third-party product sales, which typically carry lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales, although gross margins may fluctuate in these divisions from period to period. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales or if gross margins from this division decline. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter, and net sales for the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.
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
     During the first quarter of 2006, Inter-Tel announced the future release of the Inter-Tel 5600 and Inter-Tel 7000 products, both of which address larger IP PBX configurations. The Inter-Tel 5600 was released in June 2006. If the Inter-Tel 7000 is released late or if these products are not commercially accepted, then the company’s financial performance would likely be materially and adversely affected.
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
Our future success largely depends on increased commercial acceptance of our Inter-Tel 5000 series and Inter-Tel 7000 Network Communications Solutions, the Lake OfficeLink product (branded EncoreCX® in North America), the Lake Sigma product (branded Sprint Connection CentralTM in North America), speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, and related computer-telephony products, as well as continued acceptance of our Axxess® systems and software.
     Over the past two years, we have introduced a number of new products and platforms, including: Inter-Tel Audio and Web Conferencing, a SIP-based web and audio conferencing application; Inter-Tel Webconferencing and Inter-Tel Remote support (collaboration) solutions; Model 8500 series digital endpoints; Model 8600 series Multi-protocol SIP endpoints; the Inter-Tel 5000 Network Communications Platform and updates; enhanced convergence features on the Axxess system; integrated web collaboration and video conferencing capabilities into our Unified Communicator® application, and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, including the Inter-Tel 5000 series and Inter-Tel 7000 Network Communications products, the Unified Communicator® products, Contact Center Suite ACD products, web and audio conferencing collaboration technology, the Lake Communications converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms as well as the continued acceptance of the Axxess systems and software. We cannot assure you that these products or platforms will achieve commercial acceptance in the future.
We have many competitors and expect new competitors to enter our market, which could increase price competition and spending on research and development and which may impair our ability to compete successfully.
     The markets for our products and services are extremely competitive and we expect competition to increase in the future, particularly as the networking and telephony industries continue to consolidate and the shift to IP-centric enterprise telephony solutions accelerate. Our current and potential competitors in our primary business segments include:
•	PABX, converged systems and IP-PBX providers, distributors, or resellers such as Aastra, Adtran, Alcatel, Altigen, Avaya, Cisco Systems, 3Com, Iwatsu, Interactive Intelligence, Lucky Goldstar, Mitel, NEC, Nortel, Panasonic, Samsung, ShoreTel, Siemens, Toshiba, Vertical Networks/ArtiSoft/Comdial and Vodavi;

•	large data routing and convergence companies such as 3Com, Adtran and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	web collaboration product and service providers, such as Centra, eDial (a division of Alcatel), IBM, Microsoft, Raindance Communications, and WebEx;

•	hosting service providers such as Layered Technologies and Vonage using servers to host call processing functions that have traditionally been owned by customers;

•	long distance services providers such as AT&T, MCI, Qwest and Sprint;

•	large computer and software corporations such as IBM, HP, Intel and Microsoft;

•	peer-to-peer softphone services such as Skype/eBay;

•	regional Bell operating companies, or RBOCs, competitive local exchange companies, or CLECs; cable television companies, IP Centrex service providers, and satellite and other wireless and wireline broadband service providers offering IP centrex services such as AT&T, Covad, Level-3, Qwest, SBC, and Time-Warner Telecom; and

•	independent leasing companies that provide telecom equipment financing.
     These and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements. Strategic relationships and business combinations could increase our competitors’ ability to address customer needs with their product and service offerings that are broader than the product and service offerings we provide. In this regard, Microsoft and Nortel have recently announced an alliance presumably designed to offer business communications linked with business applications.
     Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot assure you that we will have the resources or expertise to compete successfully, particularly as the market for IP network voice communications evolves and competitors like Cisco become more prominent in our industry. Compared to us, our competitors may be able to:
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
     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot assure you that we will be able to match cost reductions by our competitors. In recent periods, due to competitive pressures, we have discounted pricing on our telephone systems and offered promotions and these actions have negatively impacted our revenues, gross margins and operating results. In addition, we believe there is likely to be further consolidation in our markets, which could lead to having even larger and more formidable competition and other forms of competition that could cause our business to suffer.
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
     Due to the complexity of our products and software, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products and software on a regular and timely basis, customer demand for our products and software could decline, which would harm our business. For instance, we believe that a delay in connection with our release of the Inter-Tel 5000 Network Communications Platform may have unfavorably impacted our sales efforts in 2005 and 2006. Additionally, as technology changes and as we or our competitors release new products, there is a risk that our current products and inventories could become obsolete or excessive leading to write-downs of our inventory balances in amounts that could be material to our results of operations. During Q1 2006, Inter-Tel announced the planned releases of the Inter-Tel 5600 product and the new Inter-Tel 7000 LAN telephony system. The Inter-Tel 5600 released on schedule in June 2006, but if the general availability of the Inter-Tel 7000 is delayed or if these products are not commercially accepted, then Inter-Tel financial results will be impacted.
Our founder and former Chief Executive Officer controls approximately 19.5% of our Common Stock, may be able to exert significant influence over the Company and has signaled his willingness to engage with the Company with respect to significant matters.
     As of June 30, 2006, Steven G. Mihaylo, a shareholder and member of Inter-Tel’s Board of Directors, beneficially owned approximately 19.5% of the existing outstanding shares of the Common Stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of Inter-Tel. On February 22, 2006, Mr. Mihaylo resigned as Chief Executive Officer of Inter-Tel, and on March 6, 2006, Mr. Mihaylo resigned as a director of Inter-Tel. In a Form 13D filed by Mr. Mihaylo on March 6, 2006, Mr. Mihaylo stated that he may acquire additional shares of Common Stock or dispose of shares of Common Stock, or may suggest or propose to Inter-Tel’s management or Board, or take a position with respect to, an extraordinary corporate transaction, sale or transfer of assets of Inter-Tel, changes in the Board or management of Inter-Tel, changes in the capitalization of Inter-Tel, changes in Inter-Tel’s business or corporate structure and/or similar actions and transactions, including without limitation, a proposal to acquire Inter-Tel in a going private transaction, tender offer or similar transaction. In furtherance of such intention, Mr. Mihaylo filed with the SEC proxy soliciting material on April 10, 2006, proposing for election three (3) directors different from the Board’s nominees and setting forth numerous other proposals, including specific proposals with regard to governance and anti-takeover matters. Pursuant to a Settlement Agreement entered into between the Company and Mr. Mihaylo on May 5, 2006, and amended on June 28, 2006, the Company agreed to expand the number of directors to eleven (11) and to appoint Mr. Mihaylo’s nominees to the Board of Directors in exchange for Mr. Mihaylo’s withdrawal of his proposals and proxy solicitation. The Company also agreed to timely review any acquisition proposal offered by Mr. Mihaylo and, should such proposal not be accepted by the Board, to call a special meeting of shareholders to consider Mr. Mihaylo’s previously submitted proposals, including the proposal urging the Board to arrange for the prompt sale of the Company (the “Sell the Company Proposal”). The Company will not contest the calling of the special meeting with respect to the Sell the Company Proposal but may contest the meeting for other purposes and the submission of proposals other than the Sell the Company Proposal. Subject to our obligations pursuant to the Settlement Agreement, we may oppose the Sell the Company Proposal and any other proposals.
     On July 28, 2006, as noted in Steve G. Mihaylo’s Form 13D filing, Mr. Mihaylo and Vector Capital Corporation submitted an unsolicited offer to acquire all shares, other than those shares already owned by Mr. Mihaylo, of Inter-Tel Common Stock for $22.50 per share, subject to the negotiation of an agreement and other factors. Pursuant to the terms of the settlement agreement, Inter-Tel’s Board of Directors has until August 11, 2006 to respond to the offer. Mr. Mihaylo’s recent actions as described above have caused the Company to incur significant legal and other advisory expenses and have subjected the Company and its Board of Directors to shareholder class action litigation. Any future actions that Mr. Mihaylo may take or that the Company may take in response to Mr. Mihaylo’s offer may further divert the attention of our Board of Directors and management from the conduct of the Company’s business may expose the Company to additional litigation and may cause us to incur additional significant legal, advisory and other expenses.
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
     Finally, to the extent that shares of our stock or the rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing shareholders would result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.
We may not be able to adequately protect our proprietary technology and may be infringing upon third-party intellectual property rights.
     Our success depends upon the protection of our proprietary technology. As of June 30, 2006, we held 40 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. There are 19 pending U.S. patent applications and several pending foreign patent applications that may mature to enforceable patents. We also rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.
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
     Many of our competitors have large patent portfolios, and we are or could become subject to third-party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to claims initiated by Avaya and Lucent, two of our primary competitors, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We have viewed presentations from Avaya and Lucent alleging that our Axxess business communications system, associated applications and related 3rd party products that we distribute utilize inventions covered by certain of their patents. We have also made claims against Avaya for infringement of our patents. We are continuing the process of investigating these matters. The ultimate outcomes by their nature are uncertain, and we cannot ensure that these matters, individually or collectively, would not have a material adverse impact on our financial position, liquidity and future results of operations.
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
     We derive a substantial portion of our net sales through our network of independent dealers. We face intense competition from other telephone, voice processing, and voice and data router system manufacturers for these dealers’ business, as most of our dealers carry other products that compete with our products. Our dealers may choose to promote the products of our competitors to our detriment. We have developed programs and offered incentives to our dealers to promote our products, and we cannot assure you that these techniques will continue to be successful. The loss of any significant dealer or group of dealers, or any event or condition harming our dealer network, could harm our business, financial condition and operating results.
We have been the subject of government investigations, which have resulted in convictions and civil penalties and may cause further competitive and financial harm to our business.
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”), in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
     Inter-Tel recorded approximately $9.5 million in costs through 2005, including criminal fines, civil settlement and restitution, uncompensated E-Rate work, accounts receivable forgiveness, and related attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the resolution was recorded in 2004, although the Company has continued to incur additional legal expenses in connection with the defense of a former employee in connection with this matter pursuant to California statute.
     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission (the “FCC”) that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the E-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon the Technologies subsidiary a debarment from the E-Rate program of one (1) year from June 30, 2006. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Inter-Tel Technologies’ participation in the E-Rate program.
     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to noncompliance with certain pricing thresholds and noncompliance with trade agreements that are applicable to transactions with certain government agencies. We continue to monitor our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through June 30, 2006. Our estimate at June 30, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in August 2006, and we have requested and expect to receive an extension of that contract. However, there can be no assurance that the GSA will extend the current agreement or accept a revised agreement.
We have been involved in legal disputes, which have resulted in a jury verdict, legal settlement and associated legal costs, which may cause further competitive and financial harm to our business.
     During the quarter ended September 30, 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes), net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) with respect to a certain commercial dispute with a prior Executone dealer and in the net amount of approximately $7.4 million. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company is appealing the verdict, the Company has accrued the net verdict amount, plus legal costs incurred in the third quarter. Should the Company be successful or unsuccessful in the appeals process, these costs may be adjusted in the future. In connection with the appeal of the Florida trial, the Company posted collateral of $6.3 million in order to secure an appellate bond. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint and conducting initial discovery. Any such similar litigation will subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
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
     On June 16, 2006, a shareholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional shareholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claim breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Company is in the process of evaluating these class action suits.

     Inter-Tel is also subject to litigation in the ordinary course of business. We cannot assure you that any adverse outcome in connection with the litigation described above or ordinary course litigation would not materially impair our business, results of operations, liquidity or financial condition.
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
     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•	announcements of developments relating to our business;

•	investors’ reactions to the proxy contest and/or settlement thereof, as well as the recent proposal by Mr. Mihaylo and Vector Capital Corporation to acquire the company and the corresponding prospective response by Inter-Tel’s board of directors to such offer;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or sales of stock by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors, including product delays;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	the impact on our business of the E-Rate settlement, the one year debarment of Technologies from the E-Rate program, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
Changes in stock option accounting rules have adversely impacted our reported operating results prepared in accordance with generally accepted accounting principles, and may affect our stock price and our competitiveness in the employee marketplace.
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

     In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, performance shares, and employee stock purchase plan shares, to be recognized in the financial statements over the period during which employees are required to provide services based on their grant-date fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly began recognizing compensation expense for all unvested and partially vested stock options, employee stock purchase plan shares in the first quarter of 2006. SFAS 123R has had a material impact on our consolidated results of operations and earnings per share. This new statement could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Board Authorization to Repurchase up to $75 Million of Inter-Tel Stock. On February 15, 2005, Inter-Tel announced that its Board of Directors approved a stock repurchase program, with no stated expiration date, in which Inter-Tel may purchase up to $75 million of its Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. The Company repurchased 716,500 shares of its Common Stock pursuant to the Plan during the year ended December 31, 2005, but the Company did not repurchase any shares of its Common Stock during the first six months of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number (or
	(a) Total		(c) Total Number of	Approximate Dollar Value)
	Number of	(b) Average	Shares (or Units)	of Shares (or Units) that
	Shares (or	Price Paid	Purchased as Part of	May Yet Be Purchased
	Units)	per Share	Publicly Announced	Under the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs
2005
April 1 to April 30	None	N/A	None
May 1 to May 31	716,500	$19.228	716,500
June 1 to June 30	None	N/A	None

2006	None	N/A	None

Total	716,500	$19.228	716,500	$61,223,000 (1)

(1)	On February 15, 2005, the Board of Directors approved and the Company announced a plan to repurchase up to $75 million of the common stock of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Shareholders was held May 31, 2006 (the Annual Meeting). On March 17, 2006 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our shareholders to solicit their votes regarding the following matters that were discussed and approved by our shareholders at our Annual Meeting:
1.	Election of Directors: J. Robert Anderson, Alexander L. Cappello, Jerry W. Chapman, Gary D. Edens, Steven E. Karol, Steven G. Mihaylo, Dr. Anil K. Puri, Robert Rodin, Norman Stout, Kenneth L. Urish and Agnieszka Winkler were elected to serve as directors until the 2007 Annual Meeting of Shareholders. The votes were as follows:

Nominee	For:	Against:	Abstain:
J. Robert Anderson	19,365,302	972,877	541,556
Alexander L. Cappello	19,752,698	585,481	541,556
Jerry W. Chapman	11,337,241	10,720,210	541,556
Gary D. Edens	19,652,843	685,336	541,556
Steven E. Karol	19,783,560	554,619	541,556
Steven G. Mihaylo	19,542,220	795,959	541,556
Dr. Anil K. Puri	19,672,791	665,388	541,556
Robert Rodin	19,403,979	934,200	541,556
Norman Stout	19,648,037	690,142	541,556
Kenneth L. Urish	19,672,575	665,604	541,556
Agnieszka Winkler	19,385,350	952,829	541,556

2.	The shareholders voted on and approved a proposal to change the Company’s state of incorporation from Arizona to Delaware (the “Reincorporation”). The votes were as follows:

	For:	Against:	Abstain:
Proposal to change the Company’s state of incorporation	17,957,389	3,109,293	22,277
3.	The shareholders voted on and approved a proposal to approve a special resolution authorizing the Company’s Board of Directors to effect an amendment to the Company’s Charter Documents requiring the approval of a majority of disinterested shareholders to effect certain business combination transactions involving interested parties. The votes were as follows:

	For:	Against:	Abstain:
Proposal to approve a special resolution	18,785,864	2,265,078	38,017
4.	The shareholders voted on and approved a proposal to ratify the appointment of Ernst & Young LLP to act as the independent auditors to audit our and our subsidiaries’ financial statements for the year 2006. The votes were as follows:

	For:	Against:	Abstain:
Proposal to ratify the appointment of independent auditors	20,821,891	263,715	3,353
On May 5, 2006, Inter-Tel entered into a Settlement Agreement with Mr. Steven G. Mihaylo (“Mr. Mihaylo”) and Summit Growth Management LLC, a wholly owned affiliate of Mr. Mihaylo (“Summit”), as well as an amendment to the Settlement Agreement on June 28, 2006. The Settlement Agreement, in addition to other related issues, provides for the appointment and nomination of certain individuals to the Board of Directors, the withdrawal of Mr. Mihaylo’s proposals and proxy solicitation materials for the 2006 Annual Meeting of Shareholders, and established guidelines for a possible all-cash acquisition proposal. For the six months ended June 30, 2006, total costs for dealing with the proxy solicitation and settlement issues totals approximately $2.0 million. For more details on this Settlement, refer to the Form 8-K filed on May 11, 2006.
ITEM 5. OTHER INFORMATION — Not Applicable.
ITEM 6. EXHIBITS:
Exhibit 10.66:	Form of Performance Share Notice of Grant and Agreement Pursuant to the 1997 Long-Term Incentive Plan

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL (DELAWARE), INCORPORATED

August 9, 2006	/s/ Norman Stout

Norman Stout
Chief Executive Officer

August 9, 2006	/s/ Kurt R. Kneip

Kurt R. Kneip
Senior Vice President and
Chief Financial Officer