Form 10-K/A
period 2005-12-31
INTER TEL INC
filed 2006-08-11
CIK 350066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Commission file number 1-10211
INTER-TEL (DELAWARE), INCORPORATED
(formerly Inter-Tel, Incorporated)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0220994 (I.R.S. Employer Identification No.)

1615 S. 52nd Street Tempe, Arizona (Address of principal executive offices) (Registrant’s telephone number, including area code)	85281 (Zip Code) (480) 449-8900
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 per Share
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE
None
INTER-TEL (DELAWARE), INCORPORATED
2005 FORM 10-K/A ANNUAL REPORT

		Page
	PART II

Item 8	Financial Statements and Supplementary Data	3

	PART IV

Item 15	Exhibits, Financial Statement Schedule and Reports on Form 8-K	34
	Signatures	34
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

EXPLANATORY NOTE
Inter-Tel (Delaware), Incorporated (the “Company”) is filing this Amendment No. 2 to its annual report for the fiscal year ended December 31, 2005 on Form 10-K in order to correct a formatting error which occurred in connection with the original filing of the Company’s annual report of March 16, 2006 (the “Original Filing”). There are no changes to the Company’s financial statements whatsoever.
Subsequent to filing the annual report on Form 10-K for the year ended December 31, 2005, the Company reincorporated as a Delaware corporation and changed its name to Inter-Tel (Delaware), Incorporated from Inter-Tel, Incorporated. The cover page and signature pages for this Amendment No. 2 on Form 10-K/A use the current name of Inter-Tel (Delaware), Incorporated. The financial statements and the Report of Independent Registered Public Accounting Firm continue to use the name Inter-Tel, Incorporated as used in the original filing on Form 10-K.
Due to an oversight in the preparation of the Original Filing on EDGAR, the Report of Independent Registered Public Accounting Firm provided by Ernst & Young became spatially separated from the financial statements. In the electronic version of the Original Filing, the Report of Independent Registered Public Accounting Firm was filed in Exhibit 13 to the Original Filing, while the financial statements appeared in the body of the Original Filing. This Amendment brings together the Report of Independent Registered Public Accounting Firm and financial statements for filing under Item 8. The formatting error occurred only in the EDGAR-filed version of the Original Filing and did not occur with respect to printed versions of the document.
PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Inter-Tel, Incorporated
We have audited the accompanying consolidated balance sheets of Inter-Tel, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inter-Tel, Incorporated and subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As described in Note A, “Restatement of Previously Issued Financial Statements,” the Company has restated previously issued financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 and beginning retained earnings as of January 1, 2003.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inter-Tel, Incorporated’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control¯Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this Report:
     1. Financial Statements
See Item 8 of this Annual Report on Form 10-K where the following financial statements are presented:

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
Schedule II—Valuation and Qualifying Accounts                 Page No. 33
     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
     3. Exhibits
     Exhibits incorporated herein by reference.

3.1(10)	Articles of Incorporation, as amended.

3.2(22)	By-Laws, as amended.

10.15(1)	Registrant’s form of standard Distributor Agreement.

10.16(1)	Registrant’s form of standard Service Agreement.

10.35(3)	Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

10.37(3) *	Tax Deferred Savings Plan.

10.51(11) *	1990 Directors’ Stock Option Plan and form of Stock Option Agreement.

10.52(15) *	Inter-Tel, Incorporated 1994 Long-Term Incentive Plan and forms of Stock Option Agreements.

10.53(12)	Agreement between Registrant and Maxon Systems, Inc. dated February 27, 1990.

10.54(12)	Agreement between Registrant and Varian Tempe Electronics Center dated February 26, 1991.

10.55(12)	Agreement between Registrant and Jetcrown Industrial Ltd. dated February 18, 1993.

10.56(13) *	Employee Stock Ownership Plan.

10.57(14)	Loan and Security Agreement dated March 4, 1997 between Bank One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.

10.58 (16)	Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

10.59(17) *	Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

10.60(18) *	Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

10.61(19) *	Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.

10.62(20)	Computer Telephony Asset Purchase Agreement dated as of October 17, 1999 by and between Executone Information Systems, Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business Information Systems, Inc.

10.63(21) *	Form of Key Employee Tier 1 Change of Control Severance Agreement.

10.64(21) *	Form of Key Employee Tier 2 Change of Control Severance Agreement.

23.0(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-70437).

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211), Registration Statement on Form S-8 (File No. 333-106868) and Registrant’s Annual Report on Form 11-K for the year ended December 31, 2002 (File No. 0-10211)

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-10211).

(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-40353).

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-70054).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-73620).

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).

(15)	Incorporated by reference to Registrant’s Proxy Statement dated March 23, 1994 and to Registrant’s Registration Statement on Form S-8 (File No. 33-83826).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197, 333-85098, 333-104642, 333-113600, and 333-123506).

(18)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-87474).

(19)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-56872, 333-67261 and 333-85098).

(20)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on January 14, 2000).

(21)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-10211).

(22)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on February 27, 2006).

(23)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-10211).

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.
(b) Exhibits filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
     See Item 15(a) 3 also.
(c)	Financial Statement Schedule. The response to this portion of Item 15 is submitted as a separate section of this report. See Item 8.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Inter-Tel, Incorporated, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTER-TEL (DELAWARE) INCORPORATED
BY: /s/ Norman Stout
Norman Stout
Director and Chief Executive Officer

Dated: August 10, 2006