Form 10-Q
period 2006-09-30
INTER TEL INC
filed 2006-11-09
CIK 350066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
September 30, 2006	0-10211
INTER-TEL (DELAWARE), INCORPORATED

Incorporated in the State of Delaware	I.R.S. No. 86-0220994
1615 S. 52nd Street
Tempe, Arizona 85281
(480) 449-8900

Title of Class	Outstanding as of September 30, 2006
Common Stock, par value $0.001	26,723,577
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
(in thousands, except share amounts)	(Unaudited)	(Note A)

ASSETS
CURRENT ASSETS
Cash and equivalents	$133,337	$103,774
Short-term investments	63,627	63,689

TOTAL CASH AND SHORT-TERM INVESTMENTS	196,964	167,463

Accounts receivable, net of allowances of $6,829 in 2006 and $6,235 in 2005	49,543	44,072
Inventories	26,096	19,644
Net investment in sales-leases, net of allowances of $950 in 2006 and $998 in 2005	20,092	19,699
Income taxes receivable	—	2,062
Deferred income taxes	13,286	12,590
Prepaid expenses and other assets	18,278	14,253

TOTAL CURRENT ASSETS	324,259	279,783

PROPERTY, PLANT & EQUIPMENT	25,808	28,236
GOODWILL	29,866	29,840
PURCHASED INTANGIBLE ASSETS	20,158	23,651
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,731 in 2006 and $1,926 in 2005	30,837	34,758
OTHER ASSETS	409	—

TOTAL ASSETS	$431,337	$396,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$36,987	$29,879
Other current liabilities	63,389	54,386

TOTAL CURRENT LIABILITIES	100,376	84,265

DEFERRED TAX LIABILITY	67,966	70,439
LEASE RECOURSE LIABILITY	14,603	14,199
OTHER LIABILITIES	7,089	7,034

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value-authorized 100,000,000 shares; issued–27,161,823 shares; outstanding–26,723,577 at September 30, 2006 and 26,264,458 shares at December 31, 2005	27	27
Additional Paid-In Capital	125,328	120,462
Retained earnings	121,717	114,653
Accumulated other comprehensive income	1,464	(36)

	248,536	235,106
Less: Treasury stock at cost – 438,246 shares at September 30, 2006 and 897,365 shares at December 31, 2005	(7,233)	(14,775)

TOTAL SHAREHOLDERS’ EQUITY	241,303	220,331

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$431,337	$396,268

See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months		Nine Months
(In thousands, except	Ended September 30,		Ended September 30,
per share amounts)	2006	2005	2006	2005

NET SALES
Telecommunications systems, software and related	$101,837	$97,014	$295,002	$291,320
Resale of local, long distance and network services	15,197	14,321	44,881	40,898

TOTAL NET SALES	117,034	111,335	339,883	332,218

COST OF SALES
Telecommunications systems, software and related	49,415	46,295	143,527	136,595
Resale of local, long distance and network services	9,591	8,780	28,287	25,353

TOTAL COST OF SALES	59,006	55,075	171,814	161,948

GROSS PROFIT	58,028	56,260	168,069	170,270

Research and development	8,705	8,288	25,812	25,456
Selling, general and administrative	41,858	36,977	120,555	115,953
Amortization of purchased intangible assets	1,185	1,173	3,501	3,058
Write-off of in-process research and development costs	—	—	—	2,600
Legal judgment and settlement	—	10,378	1,314	10,378

	51,748	56,816	151,182	157,445

OPERATING INCOME (LOSS)	6,280	(556)	16,887	12,825

Interest and other income	1,687	946	4,509	2,814
Foreign currency transaction (losses) gains	139	(37)	(223)	104
Interest expense	(57)	(19)	(92)	(64)

INCOME BEFORE INCOME TAXES	8,049	334	21,081	15,679
INCOME TAXES (BENEFIT)	570	(401)	5,615	6,045

NET INCOME	$7,479	$735	$15,466	$9,634

NET INCOME PER SHARE – BASIC	$0.28	$0.03	$0.58	$0.37
NET INCOME PER SHARE – DILUTED	$0.27	$0.03	$0.57	$0.35

DIVIDENDS PER SHARE	$0.08	$0.08	$0.24	$1.24

Average number of common shares outstanding – Basic	26,668	26,147	26,503	26,274

Average number of common shares outstanding – Diluted	27,299	27,056	27,169	27,304

See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2006	2005

OPERATING ACTIVITIES
Net income	$15,466	$9,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	6,905	7,031
Amortization of patents included in R&D expenses	14	166
Amortization of purchased intangible assets	3,501	3,058
Purchased in-process research and development	—	2,600
Provision for losses on receivables	1,179	1,286
Provision for losses on leases	1,759	2,901
Provision for inventory valuation	1,247	619
Share based compensation expense	3,383	—
Excess tax benefits from stock options exercised	(1,483)	—
Decrease in other liabilities	(991)	(1,142)
(Gain) Loss on sale of property and equipment	(8)	77
Deferred income taxes	(3,170)	5,600
Changes in operating assets and liabilities	4,055	(4,269)

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,857	27,561

INVESTING ACTIVITIES
Purchases of available for sale short-term investments	(47,678)	(41,527)
Maturities and sales of available for sale investments	47,740	42,842
Maturities and sales of held-to-maturity investments	—	2,000
Additions to property, plant and equipment	(5,319)	(6,213)
Proceeds from disposal of property, plant and equipment	850	26
Cash used in acquisitions	(9)	(28,008)

NET CASH USED IN INVESTING ACTIVITIES	(4,416)	(30,880)

FINANCING ACTIVITIES
Cash dividends paid	(6,342)	(32,760)
Treasury stock purchases	—	(13,777)
Payments on term debt	(37)	(35)
Proceeds from stock issued under the Employee Stock Purchase Plan	542	582
Proceeds from exercise of stock options	4,976	7,923
Excess tax benefits from stock options exercised	1,483	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	622	(38,067)

EFFECT OF EXCHANGE RATE CHANGES	1,500	(575)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	29,563	(41,961)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	103,774	152,330

CASH AND EQUIVALENTS AT END OF PERIOD	$133,337	$110,369

See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter and nine months ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
     During the second quarter of 2006, Inter-Tel, Incorporated reincorporated from Arizona to Delaware and changed its name to Inter-Tel (Delaware), Incorporated (the Company and its predecessor are herein referred to as “Inter-Tel”). In connection with this change, the par value of the Company’s common stock was changed from no-par value to $0.001 par value per share. All prior periods included in these financial statements include a reclassification between common stock and additional paid-in-capital to conform to this reclassification and the September 30, 2006 presentation.
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
     Under SFAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of January 1, 2006 the Company had no unvested awards with market or performance conditions. As further described in Note F to the Condensed Consolidated Financial Statements, the Company granted performance based shares during the nine-month period ended September 30, 2006. No expense has been recorded for the performance shares as vesting is not considered probable. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for recognizing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The provisions of SFAS No. 123R apply to new awards and to awards that were outstanding with future service periods on the effective date. Estimated compensation expense for awards outstanding with future service periods at the effective date will be recognized over the remaining service period using the compensation cost previously calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Contingencies
     We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at September 30, 2006, management did not believe the ultimate impact of various claims and pending litigation would have a material adverse impact on the results of operations, liquidity or financial condition of the Company.
     As disclosed and accrued in 2005, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) with respect to a certain commercial dispute with a prior Executone dealer, in the net amount of approximately $7.4 million. Although the Company appealed the verdict, the appellate court rejected the appeal, and on November 3, 2006, the Company paid the full amount of the judgment plus accrued interest totaling $8.0 million, in addition to attorneys’ fees and related courts costs. In March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint and conducting initial discovery.
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
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., a wholly-owned subsidiary of the Company (“Technologies”), in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
     Inter-Tel recorded approximately $9.5 million in costs through 2005, including criminal fines, civil settlement and restitution, uncompensated E-Rate work, accounts receivable forgiveness, and related attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the Civil Settlement and Plea Agreement was recorded in 2004, although the Company has continued to incur additional legal expenses related to the defense of a former employee in connection with this matter pursuant to California statute.
     In addition, on January 21, 2005, Inter-Tel Technologies received notification from the Federal Communications Commission that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the E-Rate program. The Company was notified on June 30, 2006 that the FCC issued its final decision on the matter and imposed upon Technologies a debarment from the E-Rate program of one (1) year from June 30,

2006. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Technologies’ participation in the E-Rate program.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to noncompliance with certain pricing thresholds and noncompliance with trade agreements that are applicable to transactions with certain government agencies. We continue to monitor our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through September 30, 2006. Our estimate at September 30, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through September 10, 2005. Our current contract with the GSA expires on November 27, 2006, and we have requested and expect to receive an extension of that contract.
     On June 16, 2006, a shareholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional shareholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claim breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims have been combined and referred to the Complex Litigation section of the Arizona Superior Courts. The Company is in the process of evaluating these class action suits.
Inventories
     We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market.
Recently Issued Accounting Standards
     In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. This interpretation will be effective beginning January 1, 2007 for the Company.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). This statement requires an entity to: (a) recognize an asset for the funded status of defined benefit postretirement plans that are overfunded and a liability for plans that are underfunded, measured as of the employer’s fiscal year end; and (b) recognize changes in the funded status of defined benefit postretirement plans, other than for the net periodic benefit cost included in net income, in accumulated other comprehensive income. For pension plans the funded status must be based on the projected benefit obligation, which includes an assumption for future salary increases. SFAS 158 is effective for public entities with years ending after December 15, 2006, through an adjustment to the ending balance of accumulated other comprehensive income, net of tax. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.
NOTE B—EARNINGS PER SHARE
     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except	September 30,		September 30,
per share amounts)	2006	2005	2006	2005

Numerator: Net income	$7,479	$735	$15,466	$9,634

Denominator:
Denominator for basic earnings per share – weighted average shares	26,668	26,147	26,503	26,274
Effect of dilutive securities:
Employee and director stock options(1)	631	909	666	1,030

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	27,299	27,056	27,169	27,304

Basic earnings per share	$0.28	$0.03	$0.58	$0.37
Diluted earnings per share	$0.27	$0.03	$0.57	$0.35

Options excluded from diluted net earnings per share calculations(2)	1,104	648	1,104	633

(1)	The adoption of SFAS No. 123R, effective January 1, 2006, also changed the method of computation of dilutive shares for 2006. If the same method used to determine dilutive shares in 2005 was used in 2006, the dilutive shares would have been 690 and 745 for the three month and nine month periods ended September 30, 2006. This did not change the diluted earnings per share for the three month or nine month periods ended September 30, 2006.

(2)	At September 30, 2006 and 2005, options to purchase shares of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective periods, and therefore the effect would have been antidilutive.

NOTE C – ACQUISITIONS
     Lake. On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. In total, the Company recorded $19.3 million of intangible assets of which $2.6 million was charged to expense in the first quarter of 2005 as in-process research and development costs with the balance being amortized over eight years. Additionally we recorded $8.7 million of goodwill, which is non-amortizable. As of September 30, 2006, the seller has not yet submitted a computation of the earn-out and has approximately 60 days from September 30, 2006 to submit such computation for the Company to review, after which time the Company has time to review the computation. In addition, certain accounting and business matters impacting the earn-out remain to be considered and agreed upon with respect to the earn-out, which could range from $0 to a maximum of $17.6 million. Given the uncertainty of amounts, none of the potential earn-out has been accrued at September 30, 2006, as there is no particular amount estimated as probable of being paid. The potential earn-out, if achieved, is expected to be reported with the operating results for the Company’s fourth fiscal quarter of 2006. In the event the seller achieves any portion of the potential earn-out, the earn-out amount achieved will be allocated to goodwill.
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
     The weighted-average amortization period for total purchased intangibles as of September 30, 2006 and December 31, 2005 was approximately 7.7 years and 7.5 years for each period, respectively. The weighted-average amortization period as of September 30, 2006 and December 31, 2005 for developed technology was approximately 7.5 and 7.3 years for each period, respectively, and 7.8 years for both periods for customer lists and non-compete agreements.
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
     We view our operations as primarily composed of two segments: (1) our principal segment, which includes sales of telephone systems, telecommunications software, hardware and related services, including services sold through our TotaLease and Managed Services sales platform (“principal segment”), and (2) network services, including resale of local and long distance calling services, voice circuits and data circuits through NetSolutions®, as well as commissions earned by Network Services Agency, our division serving as an agent selling local and network services such as T-1 access, frame relay and other voice and data circuit services on behalf of Regional Bell Operating Companies (RBOCs) and local exchange carriers (collectively, “Network Services”). Sales of these systems, software, related services and Network Services are provided through the Company’s direct sales offices and dealer network to business customers in North America, and in parts of Europe, Australia, South Africa and Asia. Sales of these systems, software and related services are sold both on a cash basis and through our TotaLease or Managed Services sales platform in our direct sales offices and through exclusive dealers that sell our systems. As a result, the financial information disclosed represents substantially all of the financial information related to the Company’s two principal operating segments. Results of operations for the resale of local, long distance and network services segment could differ materially if the operations were not included as part of the consolidated group. The operations are integral to the total telephony solution offered by us to our customers.
     As of and for the three and nine month periods ended September 30, 2006 and 2005, financial information for the business segments was as follows:
As of and for the Three Months Ended September 30, 2006

		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$101,837	$15,197	$117,034
Gross profit	52,422	5,606	58,028
Operating income	4,236	2,044	6,280
Interest and other income	1,629	58	1,687
Foreign currency transaction gains	139	—	139
Interest expense	(57)	—	(57)
Net income	$5,097	$2,382	$7,479
Net income per diluted share (1)	$0.19	$0.09	$0.27
Weighted average diluted shares (1)	27,299	27,299	27,299
Goodwill	$27,731	$2,135	$29,866
Total assets	417,915	13,422	431,337
Depreciation and amortization	3,581	18	3,599
As of and for the Three Months Ended September 30, 2005

		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$97,014	$14,321	$111,335
Gross profit	50,720	5,540	56,260
Legal judgment and settlement	(10,378)	—	(10,378)
Operating income (loss)	(2,994)	2,438	(556)
Interest and other income	911	35	946
Foreign currency transaction losses	(37)	—	(37)
Interest expense	(18)	(1)	(19)
Net income	$(920)	$1,656	$735
Net income per diluted share (1)	$(0.03)	$0.06	$0.03
Weighted average diluted shares (1)	27,056	27,056	27,056
Goodwill	$27,782	$2,135	$29,917
Total assets	389,612	11,984	401,596
Depreciation and amortization	3,522	14	3,536
As of and for the Nine Months Ended September 30, 2006

		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$295,002	$44,881	$339,883
Gross profit	151,475	16,594	168,069
Operating income	10,005	6,882	16,887

		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Interest and other income	4,367	142	4,509
Foreign currency transaction losses	(223)	—	(223)
Interest expense	(91)	(1)	(92)
Net income	$10,175	$5,291	$15,466
Net income per diluted share (1)	$0.37	$0.20	$0.57
Weighted average diluted shares (1)	27,169	27,169	27,169
Goodwill	$27,731	$2,135	$29,866
Total assets	417,915	13,422	431,337
Depreciation and amortization	10,364	56	10,420
As of and for the Nine Months Ended September 30, 2005

		Resale of Local,
		Long Distance
	Principal	and Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$291,320	$40,898	$332,218
Gross profit	154,725	15,545	170,270
Legal judgment and settlement	(10,378)	—	(10,378)
In-process research and development	(2,600)	—	(2,600)
Operating income	6,683	6,142	12,825
Interest and other income	2,701	113	2,814
Foreign currency transaction gains	104	—	104
Interest expense	(60)	(4)	(64)
Net income	$5,556	$4,078	$9,634
Net income per diluted share (1)	$0.19	$0.16	$0.35
Weighted average diluted shares (1)	27,304	27,304	27,304
Goodwill	$27,782	$2,135	$29,917
Total assets	389,612	11,984	401,596
Depreciation and amortization	10,212	44	10,255

(1)	Options that are antidilutive because the exercise price was greater than the average market price of shares of the Company’s common stock are not included in the computation of diluted earnings per share.
     As illustrated in the table below, our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $106.4 million or 90.9% of total revenues and $100.2 million or 90.0% of total revenues for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, revenues generated from US customers totaled $308.1 million or 90.6% of total revenues and $304.1 million or 91.5% of total revenues respectively. Refer to the tables below for additional geographical revenue data.

	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
Source of net sales	$	%	$	%

Domestic	$106,412	90.9%	$100,190	90.0%
Lake Communications	6,575	5.6%	7,076	6.4%
Other International	4,047	3.5%	4,069	3.7%

Total net sales	$117,034	100.0%	$111,335	100.0%

	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
Source of net sales	$	%	$	%

Domestic	$308,058	90.6%	$304,134	91.5%
Lake Communications	19,691	5.8%	17,573	5.3%
Other International	12,134	3.6%	10,511	3.2%

Total net sales	$339,883	100.0%	$332,218	100.0%

     Lake Communications is based in Dublin, Ireland with a majority of its sales made to the United Kingdom, Australia, other European countries, and South Africa. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel’s UK operations, including sales from Swan Solutions. Our UK offices sell predominantly into the United Kingdom and other European countries. In the three months ended September 30 of 2006 and 2005, revenues from customers located internationally accounted for 9.1% and 10.0% of total revenues, respectively. In the nine months ended September 30, 2006 and 2005, revenues from customers located internationally accounted for 9.4% and 8.5% of total revenues, respectively. Our principal segment generated substantially all of our foreign revenues for 2006 and 2005. For the quarter ended September 30, 2006, $0.8 million of income before income taxes was generated from our foreign operations and $2.3 million for the nine months ended September 30, 2006. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income.
     Our applicable long-lived assets at September 30, 2006, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $50.4 million and the amount in foreign countries was $25.5 million at September 30, 2006. At December 31, 2005, the net amount located in the United States was $54.4 million and the amount in foreign countries was $27.3 million.
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

	September 30,	December 31,
(in thousands)	2006	2005

Lease balances included in consolidated accounts receivable, net of allowances of $1,453 in 2006, and $980 in 2005	$9,975	$8,860

Net investment in Sales-Leases:

Current portion, net of allowances of $950 in 2006, and $998 in 2005	20,092	19,699
Long-term portion, includes residual amounts of $1,785 in 2006 and, $625 in 2005, net of allowances of $1,731 in 2006, and $1,926 in 2005	30,837	34,758

Total investment in Sales-Leases, net of allowances of $4,134 in 2006, and $3,904 in 2005	60,904	63,317

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $14,603 in 2006, and $14,199 in 2005	260,093	256,143

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$320,997	$319,460

Total allowances for entire lease portfolio (including limited recourse liabilities)	$18,738	$18,103

     Reserve levels are established based on portfolio size, loss experience, levels of past due accounts and periodic, detailed reviews of the portfolio. Recourse on the sold rental payments is contractually limited to a percentage of the net credit losses in a given annual period as compared to the beginning portfolio balance for a specific portfolio of sold leases. While our recourse is limited, we maintain reserves at levels that we believe are sufficient to cover all anticipated credit losses. The aggregate reserve for uncollectible lease payments and recourse liability represents the reserve for the entire lease portfolio.

     These reserves are either netted against consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

	Nine Months Ended	Year Ended
(In thousands)	September 30, 2006	December 31, 2005

Sales of rental payments	$77,250	$119,060
Sold payments remaining unbilled at end of period	$274,697	$270,342
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
     During 2006, the Company has entered into “rate-lock” agreements with financial institutions in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of September 30, 2006, the Company had two outstanding rate lock agreements in place; the first to sell cash flow streams with a present value of $15.0 million in December 2006 at a fixed interest rate to a financial institution; and the second to sell cash flow streams with a present value of $10.0 million in March 2007 at a fixed interest rate to a financial institution. As part of each agreement, the Company has the option to pay a set fee to the financial institution to cancel the commitment.
NOTE F – SHARE BASED COMPENSATION
     At September 30, 2006, the Company had five active share-based employee compensation plans, including an Employee Stock Purchase Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from six months to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, treasury shares of the Company’s common stock are re-issued. Prior to December 31, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123R permitted public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. No share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R reduced income before income tax expense for the three and nine months ended September 30, 2006 by approximately $1.2 million and $3.4 million respectively and reduced net income for the three and nine months ended September 30, 2006 by approximately $1.0 million and $2.8 million, respectively. Basic and diluted net income per common share for the three months ended September 30, 2006 are each lower by $0.04, and basic and diluted net income per common share for the nine months ended September 30, 2006 are lower by $0.11 and $0.10 respectively, than if the Company had continued to follow APB Opinion No. 25. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2006, total unrecognized compensation cost related to stock option awards was approximately $7.6 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2006 was comprised as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Cost of revenues	$68	$190
Research and development	338	909
Selling, general and administrative	843	2,285

Share-based compensation expense before income taxes	1,249	3,384
Related income tax benefits	199	584

Share-based compensation expense, net of taxes	$1,050	$2,800

Net share-based compensation expense, per common share:
Basic	$0.04	$0.11
Diluted	$0.04	$0.10

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.5 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     A summary of stock options activity within the Company’s share-based compensation plans and changes for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Balance at December 31, 2005	3,855,988	$16.36
Granted	802,350	$22.73
Exercised	(439,839)	$11.60
Terminated/expired	(139,695)	$19.96

Balance at September 30, 2006	4,078,804	$17.99	6.3	$14,765,270
Exercisable at September 30, 2006	2,600,047	$16.90	5.2	$12,246,221

The intrinsic value of options exercised during the nine months ended September 30, 2006 was $4,280,000.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
Expected dividend yield	1.36% - 1.55%	1.52% - 1.72%
Expected stock price volatility	0.41 - 0.53	0.48 - 0.58
Risk-free interest rate	4.76% - 5.04%	3.77% - 4.01%
Expected life of options	3-5 Years	3-5 years
     The expected dividend yield is based on expected annual dividends to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined volatility using historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company, adjusted for expected future activity. The weighted average fair value of stock options granted during the nine months ended September 30, 2006 and September 30, 2005 was $8.60 and $6.34, respectively.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

Three Months Ended
September 30, 2005
Net income, as reported	$735
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(565)

Pro-forma net income	$170

Net income per common share:
Basic, as reported	$0.03
Basic, pro forma	$0.01
Diluted, as reported	$0.03
Diluted, pro forma	$0.01

Nine Months Ended
September 30, 2005
Net income, as reported	$9,634
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(7,808)

Pro-forma net income	$1,826

Net income per common share:
Basic, as reported	$0.37
Basic, pro forma	$0.07
Diluted, as reported	$0.35
Diluted, pro forma	$0.07

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
Employee Stock Purchase Plan
     Under the Employee Stock Purchase Plan (the “Purchase Plan”), employees are granted the right to purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees may designate up to 10% of their compensation for the purchase of stock. Included in the share based compensation expense for the three and nine months ended September 30, 2006 is $66,000 and $163,000 respectively for the expense related to the Purchase Plan.
Performance Shares
     During the three months and nine months ended September 30, 2006, the Company granted performance shares of 39,000 and 80,000 respectively. The performance share awards by their terms vest primarily in connection with the achievement by the Company of certain earnings per share targets over the Company’s fiscal years ended December 31, 2007 and December 31, 2008, with 50% vesting each year (on April 27 following the close of each respective fiscal year) upon the achievement of such targets. In the event either target is missed, the applicable shares for that year do not vest and are forfeited. The market price of the Company’s common stock on the date of grant ranged from $21.23 to $23.44. As of September 30, 2006, no compensation expense has been recorded for these awards, as it is not yet probable that the performance targets will be met.
NOTE G – ACQUISITION OFFER
     On July 28, 2006, as noted in Steven G. Mihaylo’s Form 13D filing, Mr. Mihaylo and Vector Capital Corporation submitted an unsolicited offer to acquire all shares, other than those shares already owned by Mr. Mihaylo, of Inter-Tel Common Stock for $22.50 per share, subject to the negotiation of an agreement and other factors. Inter-Tel’s Board of Directors rejected the July 28, 2006 offer. On August 21, 2006, Mr. Mihaylo and Vector Capital Corporation submitted a revised offer to acquire all shares, other than those shares already owned by Mr. Mihaylo, of Inter-Tel Common Stock for $23.25 per share, subject to closing the transaction within 30 days. On August 25, 2006 Inter-Tel’s Board of Directors rejected Mr. Mihaylo’s offer of August 21, 2006. On that same date, Mr. Mihaylo called for a Special Stockholders’ Meeting to ask Stockholders to vote on Mr. Mihaylo’s proposal to urge the Board of Directors to arrange for a prompt sale of the Company (the “Sell the Company Proposal”). On August 28, 2006, Inter-Tel’s Board of Directors announced a record date of August 28, 2006 for a special stockholders’ meeting to be held on October 24, 2006 in response to Mr. Mihaylo’s request, pursuant to the terms of the settlement agreement. Stockholders subsequently rejected the proposal at the October 24, 2006 special stockholders’ meeting. Refer to Item “Item 4: Submission Of Matters To A Vote Of Security Holders” for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. For further information regarding forward-looking statements, see Forward Looking Statements in Item IA, Risk Factors.
Overview
     Inter-Tel (Delaware), Incorporated (Nasdaq: INTL) (“Inter-Tel”), originally incorporated in Arizona in 1969 and reincorporated in Delaware in 2006, is a single point of contact, full-service provider of converged voice and data business communications systems, voice mail systems and networking applications. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products and services:
•	Inter-Tel Axxess® and Inter-Tel 5000 Network Communications Solutions converged voice and data business communication systems,

•	Inter-Tel 7000 Network Communications platform,

•	Lake Communications converged voice and data business communication systems, including those sold in the US under the EncoreCX® brand,

•	integrated voice mail, voice processing and unified messaging systems,

•	presence management, collaboration, web conference, and audio conferencing applications,

•	managed services, including voice and data network design, traffic provisioning, and financial solutions packages (leasing),

•	networking applications, including the design and implementation of voice and data networks,

•	local and long distance calling services, voice circuits, data circuits and other communications services and peripheral products,

•	call accounting software, computer-telephone integration (CTI) applications, and

•	maintenance and support services for our products.
     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of September 30, 2006, we had fifty-eight (58) direct sales offices in the United States and a network of hundreds of dealers and VARs, primarily in the United States, that purchase directly from us. Included in our sales office in Phoenix is the primary location for our national and government accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In addition, we maintain a wholesale distribution office in the United Kingdom that supplies Inter-Tel’s dealers and distributors throughout the UK and other parts of Europe, and we have dealers in South Africa and Japan. Our primary research and development facility is located in Chandler, Arizona. In addition, we maintain research and development and software sales offices in Tucson, Arizona; Frederick, Maryland; Washington DC, and in the United Kingdom. As a result of the closing of the Lake acquisition identified below, we also maintain a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, other parts of Europe and Australia.
     On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out of up to $17.6 million based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed out of escrow on March 4, 2005 upon the release from escrow of closing documentation. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40-user market, including EncoreCX® products distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of international telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. Lake maintains a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, South Africa, as well as other parts of Europe and Australia. The results of operations attributable to Lake are included in our Principal Segment. See Note C — Acquisitions, in the Notes to Condensed Consolidated Financial Statements for further information.
     Key performance indicators that we use to manage our business and evaluate our financial and operating performance include revenues, costs and gross margins, and cash flows.
     Inter-Tel recognizes revenue from the following significant sources of revenue:
•	End-user sales and sales-type leases through our direct sales offices and national, government and education accounts division. We recognize revenue from sales of systems and services to end-user customers upon installation of the systems and performance of the services, respectively, allowing for use by our customers of these systems. We defer pre-payments for communications services and recognize these pre-payments as revenue as the communications services are provided. For our sales-type lease accounting, we record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation as discussed above for sales to end user customers, and upon receipt of the executed lease documents. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are also recorded as net sales. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease.

•	Dealer and VAR sales. For shipments to dealers, value added resellers and other distributors, our revenue is recognized as products are shipped and services are rendered, because the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). However, in connection with our Lake acquisition, shipments to one international dealer are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the inventory is sold to third parties, at which time the revenue is recorded.

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Software Sales. We generally recognize revenues from sales of software upon shipment to dealers or upon downloading of such software from the Internet by such dealers, as applicable, or upon installation at end-user sites.

•	Maintenance and software support. Maintenance and software support revenue is recognized ratably over the term of the maintenance or support agreement.
     Costs and gross margins. Our costs of products sold consist primarily of materials, labor and overhead. Our costs of services performed consist primarily of labor, materials and service overhead. Total costs of goods and services sold increased 7.1%, or $3.9 million, to $59.0 million for the quarter ended September 30, 2006, compared to $55.1 million for the corresponding period in 2005. Our consolidated gross margin percentage decreased to 49.6% in the third quarter of 2006 compared to 50.5% in the third quarter of 2005. Cost of goods sold was impacted only slightly in the third quarter of 2006 due to FAS 123R related costs associated with expensing stock options and employee stock purchase plan shares. The increase in the dollar amount of the cost of goods sold was attributable to the higher volume of net sales from our direct sales offices, local, long distance and network services divisions, DataNet, and product transition to our new 5000 series products resulting in higher equipment costs. Achievement of higher 5000 series sales could reduce future manufacturing costs. However, the decrease in gross margin percentage in 2006 compared to 2005 was also attributable to increased competitive pricing pressures and limited product discounts, in part related to the introduction of and transition to new products. In addition, the gross margin percentage was affected by the mix of products sold, selling fewer larger line size systems, which traditionally have a higher relative percentage of software content. From a product and distribution mix perspective, the gross margin was affected by higher relative percentages of net sales recognized in the Company’s local, long distance and network services divisions and DataNet operations, which generate lower gross margins than other divisions and a lower margin on international operations due to new product introduction. The lower gross margin percentage was offset in part by increased revenues from direct sales offices (including lease financing), which generally have higher gross margin percentages than other divisions, offset in part by a slightly lower proportion of recurring revenues from existing customers in our direct sales offices, which typically generate higher gross margins compared to net sales from new installations. Other factors affecting both the increases in costs of goods sold and reductions in overall gross margin percentage are described in greater detail in “Results of Operations” below.
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
     Additionally, our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, general economic conditions and world events impacting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and impact of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. There are several factors that contribute to this pattern, including the following:
•	Customer leases generally expire at end of the month and commence at the beginning of the month, which naturally leads to end-of-period sales. These factors apply to both end-user and dealer sales.

•	The timing of quarterly sales of lease rental streams, which typically occur near the end of the third month of the quarter, as well as interest rate fluctuations that may impact the gain or loss on sale of such rental streams.

•	Internal sales compensation programs for our sales personnel are linked to revenues and the sales commissions generally increase at accelerated rates as sales volumes increase. Sales performance bonuses are also frequently tied to quarter-end and year-end performance targets, providing incentives to sales personnel to close business before the end of each quarter.

•	Historically, some price discounting to our dealer channel occurred during the last month of a quarter or year, and some dealers have purchased consistently to take advantage of potential product specific pricing discounts or end-of-quarter promotions. However, such promotions are subject to change at any time, and discounts have been reduced in recent periods in an effort to minimize this trend. Dealer buying habits have been consistent for years.
     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. However, net sales from the third quarter of 2006 increased compared to the second quarter of 2006. We do not anticipate a significant change in the historical trend in the fourth quarter of 2006.
     Cash Flows. At September 30, 2006, Inter-Tel’s cash and short-term investments totaled $197.0 million. We also maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank, N.A., which is available through June 30, 2007 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We fund our TotalSolution program in part through the sale to financial institutions of rental payment streams under the leases. The company sells net rental streams from its lease portfolio on a regular basis (typically at least once per quarter) and subsequently collects payments from customers and remits funds to the third party vendor finance organizations on a monthly basis. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. Notable for the third quarter of 2006 was a single monthly payment to lease finance vendors of approximately $8.5 million that was deferred to the Monday following the quarter-end close. Accordingly, whereas most quarters reflect three monthly payments to lease finance vendors, the third quarter of 2006 reflected only two payments. The payment will be reflected in the fourth quarter of 2006. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to repurchase additional shares of the Company’s common stock pursuant to the Board-approved $75 million repurchase program, of which $61.2 million remain authorized, and to provide adequate working capital for the foreseeable future.
     Our consolidated net sales for the quarters ended September 30, 2006 and 2005 were $117.0 million and $111.3 million, respectively. The 5.1% increase in revenue in the third quarter of 2006 compared to the third quarter of 2005 was due to increased revenues in our dealer sales division; direct sales offices; DataNet; NetSolutions; and a slight increase in both our Network Services Agency and lease divisions. These increases in net sales were offset in part by lower revenues from our international operations as well as our government and national accounts division. We released our Inter-Tel 5000 v2.0 software and Inter-Tel 5600 late in the second quarter of 2006. Based upon feedback from our direct sales offices, dealers and end users, compared to quarterly net sales in the first half of 2006, we expect a greater impact on sales from these products for the remainder of 2006 and in 2007. We cannot provide assurance that the recent increase in revenue will continue in the future or that our products and services will provide the features and benefits and software and applications that our customers require, as we believe businesses may continue to be reluctant to significantly increase spending on enterprise communications systems in the near future. In addition, we believe some uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including Voice over Internet Protocol (VoIP) systems, and this uncertainty may cause some organizations to delay making investments in new systems.
     We believe that enterprises continue to be concerned about their ability to increase revenues and profitability, in part due to the continued uncertain economic environment in the past few years. To maintain or improve profitability, we believe that businesses have attempted to reduce costs and capital spending. We expect continued pressure on our ability to generate or expand sales and it is not clear whether business communications spending will increase in the near term. We cannot predict the nature, timing and extent of future business investments in communications systems and as a result, if and when our net sales will increase.
     The markets in which we compete have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Research and development expenses increased 5.0% to $8.7 million, or 7.4% of net sales in the third quarter of 2006, compared to $8.3 million, or 7.4% of net sales in the third quarter of 2005. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop new technologies and products and enhance existing systems and products. Inter-Tel’s research and development efforts over the last several years have been focused primarily on the development of converged systems and software, including the Inter-Tel 5000 series, and LAN-enabled telephony platforms including the Inter-Tel 7000 series, as well as contact center, presence management and collaboration software and applications, and the development and cost reduction of SIP (Session Initiation Protocol) and IP (Internet Protocol) endpoints and technology. In addition, we have continued the development of, and enhancements to, our Axxess system, including adding new applications, enhancing and developing new IP convergence capabilities and applications, and developing Unified Communications applications.
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
Results of Operations
     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET SALES
Telecommunications systems, software and related	87.0%	87.1%	86.8%	87.7%
Resale of local, long distance and network services	13.0	12.9	13.2	12.3

TOTAL NET SALES	100.0%	100.0%	100.0%	100.0%

COST OF SALES
Telecommunications systems, software and related	42.2	41.6	42.2	41.1
Resale of local, long distance and network services	8.2	7.9	8.3	7.6

TOTAL COST OF SALES	50.4	49.5	50.6	48.7

GROSS PROFIT	49.6	50.5	49.4	51.3

Research and development	7.4	7.4	7.6	7.7
Selling, general and administrative	35.8	33.2	35.5	34.9
Amortization of intangibles	1.0	1.1	1.0	0.9
Write-off of in-process research and development costs	—	—	—	0.8
Legal judgment and settlement	—	9.3	0.4	3.1

OPERATING INCOME (LOSS)	5.4	(0.5)	5.0	3.9

Interest and other income	1.4	0.8	1.3	0.8
Foreign currency transaction (losses) gains	0.1	—	—	—
Interest expense	—	—	—	—

INCOME BEFORE INCOME TAXES	6.9	0.3	6.2	4.7

INCOME TAXES (BENEFIT)	0.5	(0.4)	1.7	1.8

NET INCOME	6.4%	0.7%	4.6%	2.9%

     Net Sales. Net sales increased 5.1%, or $5.7 million, to $117.0 million in the third quarter of 2006 from $111.3 million in the third quarter of 2005. Net sales increased 2.3%, or $7.7 million, to $339.9 million in the first nine months of 2006 from $332.2 million in the first nine months of 2005. Excluding the Lake acquisition, net sales increased 1.8%, or $5.5 million, for the first nine months of 2006 compared to net sales for the corresponding prior year period. We acquired Lake in March 2005, and accordingly generated revenues for only seven of the first nine months of 2005. Sales attributable to our dealer network increased 10.0%, or $2.1 million in the third quarter of 2006, and increased 3.4%, or $2.3 million in the first nine months of 2006 compared to the corresponding periods in 2005. Sales from our direct sales offices (including revenues from lease financing) increased 4.1%, or $2.2 million, in the third quarter of 2006, and decreased 5.2%, or $8.8 million, in the first nine months of 2006 compared to the corresponding periods in 2005. The 4.1% increase in net sales from our direct sales offices (including revenues from lease financing) in the third quarter of 2006 compared to the same period in 2005 was partially due to increased sales of the 5000 product line introduced in March 2006 offset by competitive issues related to discounting and product transition. Sales from our DataNet division, which sells networking products through our direct sales offices, national, government and education accounts division and dealer channel, increased 26.9%, or $1.5 million, in the third quarter of 2006 and 38.9%, or $4.8 million, in the first nine months of 2006 compared to the corresponding periods in 2005. International revenues decreased 4.7%, or $0.5 million in the third quarter of 2006, and increased 13.3%, or $3.7 million in the first nine months of 2006 compared to the corresponding periods in 2005. This decrease in international net sales during the third quarter was attributable to decreased sales in the UK and Lake divisions, offset in part by an increase in sales from our Swan operations compared to the same period in 2005. International revenues excluding the Lake acquisition increased 15.4%, or $1.6 million for the first nine months of 2006.
     Sales from our national, government and educational accounts decreased by 7.4%, or $0.4 million in the third quarter of 2006 and increased 11.2%, or $1.7 million, in the first nine months of 2006 compared to the corresponding periods in 2005. Sales from local and long distance and network services division (NSG), which includes Inter-Tel NetSolutions® (NetSolutions) and Network Services Agency (NSA), increased 6.1%, or $0.9 million, in the third quarter of 2006 and 9.7%, or $4.0 million, for the first nine months of 2006, compared to the corresponding periods in 2005. Sales from NetSolutions increased 6.3%, or $0.8 million in the third quarter of 2006, and 9.1% or $3.4 million for the first nine months of 2006 compared to the corresponding periods in 2005. This continued an upward trend of sales despite downward price pressure and significant competition. Sales from NSA, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s and competitive local exchange companies (“CLEC’s”), increased 4.4%, or $0.1 million in the third quarter of 2006 and 16.2%, or $0.6 million for the first nine months of 2006 compared to the corresponding periods in 2005.
     We released our Inter-Tel 5000 v2.0 software and Inter-Tel 5600 late in the second quarter of 2006. Based upon feedback from our direct sales offices, dealers and end users, compared to quarterly net sales in the first half of 2006, we expect a greater impact on sales from these products for the remainder of 2006 and in 2007.
     Gross Profit. Gross profit for the third quarter of 2006 increased 3.1% to $58.0 million, or 49.6% of net sales, compared to $56.3 million, or 50.5% of net sales, in the third quarter of 2005. Gross profit for the first nine months of 2006 decreased 1.3% to $168.1 million, or 49.4% of net sales, compared to $170.3 million, or 51.3% of net sales, in the corresponding period of 2005. The increase in gross profit dollars in the third quarter of 2006 was primarily due to a higher volume of net sales. However, the decline in gross margin percentage in the third quarter was attributed to selling fewer larger line size systems, which traditionally have a higher software content, the product and distribution mix (including a lower percentage of net sales from existing customers in our direct sales channels, where we typically recognize higher gross margins relative to other revenues), and product transition to the new 5000 series products resulting in lower margins, as well as industry pricing pressures, leading to some limited sales promotions and discounts on product and services. From a product and distribution mix perspective, the gross margin percentage was affected by higher percentages of net sales recognized in our local, long distance and network services and DataNet operations, which typically generate lower relative gross margins. In addition, the increase in the dollar amount of the cost of goods sold was attributable to the higher volume of net sales from the divisions mentioned above and product transition to our new 5000 series products resulting in higher equipment costs. Achievement of higher 5000 series sales volumes could reduce manufacturing costs of new products in the future. Sales through our dealer channel increased $2.1 million during the three months and $2.3 million during the nine months ended September 30, 2006, compared to comparable periods in 2005. The decrease in gross profit dollars and gross profit as a percentage of sales in the nine months ended September 30, 2006 compared to 2005 was primarily attributable to product and distribution mix as discussed above, as well as industry pricing pressures, leading to some limited sales promotions and discounts on product and services. Cost of goods sold was impacted only slightly in the third quarter of 2006 due to FAS 123R related costs associated with expensing of the value of stock options and employee stock purchase plan shares.
     During the third quarter of 2006, recurring revenues decreased slightly as a percentage of net sales from existing customers in our direct sales and DataNet channels relative to the same channels in the third quarter of 2005. We generally recognize higher gross margins for recurring revenues in these operations. Gross margin percentages decreased in the third quarter, in part, due to existing customers accounting for a lower relative component of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products, such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products, during the third quarter. During the nine months ended September 30, 2006, recurring revenues were relatively flat year over year. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations.
     Sales from NetSolutions increased 6.3%, or $0.8 million in the third quarter of 2006, and 9.1%, or $3.4 million for the first nine months of 2006, compared to the corresponding periods in 2005. Gross margins are generally lower in this division than our consolidated margins. Sales from Network Services Agency increased 4.4%, or $62,000, in the third quarter of 2006, and 16.2%, or $0.6 million for the first nine months of 2006 compared to the corresponding periods in 2005. This division generally receives commissions on network services we sell as an agent for Regional Bell Operating Companies. Sales from this division carry little to no equipment costs and generated margins of 89.5% during the third quarter of 2006. Accordingly, the increase in sales from this division offset in part our decrease in consolidated gross profit percentage.
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
     Research and Development (R&D). Research and development expenses for the third quarter of 2006 increased 5.0% to $8.7 million, or 7.4% of net sales, from $8.3 million, or 7.4% of net sales, for the third quarter of 2005. The increase was attributable in part to expenses associated with FAS 123R expensing of stock options, which totaled $338,000 during the quarter ended September 30, 2006. Excluding FAS 123R expenses, R&D expenses increased 1.0%, or $79,000, in the quarter ended September 30, 2006 compared to the corresponding period in 2005. The increase in R&D spending, excluding FAS 123R costs, during the third quarter of 2006 compared to 2005 was primarily the result of increased costs incurred in connection with beta sites prior to the introduction of new products. In the nine months ended September 30, 2006, R&D expenses increased slightly to $25.8 million compared to $25.5 million in the first nine months of 2005. Excluding FAS 123R expenses, R&D expenses would have totaled $24.9 million in the first nine months of 2006, a decrease of 2.2% compared to the corresponding period in 2005. In the third quarter ended September 30, 2006, research and development expenses were directed principally toward the continued development of converged systems and software, including version 2.0 of the Inter-Tel 5000 systems and software, the Inter-Tel 5600, Inter-Tel 7000 software and systems, contact center, presence and collaboration applications, and IP endpoint development. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing and new technologies and products.
     Selling, general and administrative (SG&A). In the third quarter of 2006, SG&A expenses increased 13.2% to $41.9 million, or 35.8% of net sales, from $37.0 million, or 33.2% of net sales, in the third quarter of 2005. For the nine months ended September 30, 2006 SG&A expenses increased 4.0% to $120.6 million, or 35.5% of net sales, from $116.0 million or 34.9% of net sales, compared to the corresponding period in 2005. We incurred significant costs during the quarter and nine months ended September 20, 2006 associated with the recent proxy contest and ongoing expenses incurred in connection with the

Company’s response to the unsolicited interest of Steven G. Mihaylo (the Company’s former Chief Executive Officer and current board member) and affiliated parties to acquire the Company. We have incurred and continue to incur extensive professional fees, investment banking advisory fees, legal expenses, director fees, and related costs (collectively, “proxy contest and related costs”). SG&A expenses in the third quarter of 2006 also included FAS 123R expenses. Combined SFAS 123R expenses and proxy contest and related costs for the third quarter of 2006 totaled $3.6 million. Excluding these costs, SG&A would have totaled $38.2 million, or 32.7% of net sales in the third quarter of 2006, an increase of 3.4% from the third quarter of 2005. This increase was primarily the result of the higher volume of sales, although the increase in SG&A was less than the increase in net sales, reflecting leverage achieved against fixed costs on the additional sales volume. SG&A expenses in the nine months ended September 30, 2006 included FAS 123R expenses, legal expenses incurred in the first quarter of 2006 associated with a legal settlement recorded in the fourth quarter of 2005, and proxy battle related costs, which on a combined basis totaled $8.4 million.
     SG&A expenses in the nine months ended September 30, 2006 (excluding the items noted above) would have decreased due primarily to a lower number of personnel and compensation costs in our direct sales offices. The number of personnel included in SG&A decreased by 62 at September 30, 2006 compared to September 30, 2005, and decreased by 92 on a company-wide basis during the same time period. Bad debt expense also decreased 19.7% in the third quarter of 2006 compared to the third quarter of 2005 and 29.8% for the first nine months of 2006 compared to the first nine months of 2005. During 2006, we incurred an increase in professional fees, including higher legal and accounting costs associated with the proxy contest and related expenses. Marketing expenses increased slightly in the third quarter of 2006 compared to the third quarter of 2005. In the foreseeable future we will incur additional marketing expenses with the recent release of the Inter-Tel 7000 platform. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales.
     Amortization of purchased intangible assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective in the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of September 30, 2006, no impairment of goodwill has been recognized in 2006. We face the risk that future goodwill impairment tests may result in charges to earnings.
     Amortization of purchased intangible assets included in operating expenses was $1.2 million in the third quarter of 2006 and in the third quarter of 2005. In addition, $5,000 of amortization was included in research and development expenses for the third quarter of 2006, compared to $55,000 in the third quarter of 2005. Amortization of purchased intangible assets included in operating expenses was $3.5 million in the nine months ended September 30, 2006, compared to $3.1 million for the same period in 2005. In addition, $14,000 of amortization was included in research and development expenses for the first nine months of 2006, compared to $166,000 in the same period in 2005. The increase in the amortization of purchased intangible assets for the third quarter and first nine months of fiscal 2006 compared to the same periods in 2005 was primarily related to the additional amortization associated with purchased technology that was placed in service in 2006, and thus amortizable in 2006. For additional information regarding purchased intangible assets, see Note C “Acquisitions” to the Condensed Consolidated Financial Statements.
     Write-off of in-process research and development (IPRD) costs. During the first quarter of 2005, Inter-Tel completed the acquisition of Lake (see Note C). The aggregate purchase price of the Lake acquisition was allocated to the fair value of the assets and liabilities acquired, of which $2.6 million, or $0.10 per diluted share, was written-off as purchased IPRD.
     Interest and Other Income. Interest and other income in 2006 and 2005 consisted primarily of interest income and foreign currency transaction gains or losses. The net increase in interest and other income of $741,000 in the third quarter of 2006 compared to the corresponding period in 2005 was due primarily to higher levels of invested funds, as well as higher rates of return. Foreign currency transaction gains in the third quarter of 2006 totaled $139,000 compared to losses of $37,000 in the corresponding period in 2005. Interest expense was nominal in both periods, but interest expense increased $38,000 in the third quarter of 2006 compared to the corresponding period in 2005. Foreign currency transaction losses in the first nine months of 2006 totaled $223,000 compared to gains of $104,000 in the first nine months of 2005. Interest expense was nominal in both periods, but interest expense increased $28,000 in the first nine months of 2006 compared to the first nine months of 2005.
     Income Taxes. Inter-Tel’s income tax rate for the third quarter of 2006 was 7.1% compared to a 120% tax benefit for the third quarter of 2005, and 26.6% in the first nine months of 2006 compared to 38.6% for the same period in 2005. The decrease in the rate for the third quarter was primarily attributable to the reduction of valuation allowances for state net operating loss carryforwards and the reversal of certain tax contingencies for which the statutes had expired. The reduction in the rate for the nine months ended September 30, 2006 was also primarily due to the reduction of valuation allowances associated with the state net operating loss carryforwards and reversal of certain tax contingencies for which the statutes had expired. The higher income tax rates for the nine months of 2005 were attributable to the write-off of non-deductible in-process research and development costs in connection with our Lake acquisition and the accrual of non-deductible expenses anticipated in connection with GSA contract pricing and trade agreement issues discovered during the second quarter of 2005. Inter-Tel currently expects the full-year 2006 tax rate to be in the range of 29% to 31% subject to prospective changes in the tax laws or other factors, including the potential extension of the research and development credit, and the relative level of tax-exempt investments to total funds available for investment. The 2006 rate is also subject to change based on the projected results of operations and other factors identified above.
     Net Income. Net income for the third quarter of 2006 was $7.5 million ($0.27 per diluted share), an increase of 971.4% compared to net income of $0.7 million ($0.03 per diluted share) in the third quarter of 2005. Net income for the nine months ended September 30, 2006 was $15.5 million ($0.57 per diluted share), an increase of 60.4% compared to net income of $9.6 million ($0.35 per diluted share) for the nine months ending September 30, 2005.
     The increase in net income for the quarter ended September 30, 2006 was due in part to a tax benefit of $2.1 million attributable to the reduction of the income tax valuation allowance for certain state net operating loss carryforwards and eliminating certain tax contingencies for which the contingency period had expired, as well as a $10.4 million pre-tax loss ($6.4 million after income taxes) recorded during the third quarter of 2005 related to a legal judgment, legal settlement and related legal expenses. The increase in net income in the third quarter of 2006 relative to the corresponding period in 2005 was offset in part by costs associated with the ongoing proxy contest and related expenses, as well as SFAS 123R expenses incurred during the third quarter of 2006. Such additional costs and expenses totaled $4.0 million before taxes, or $606,000 after taxes ($0.02 per diluted share).
     The increase in net income for the nine months ended September 30, 2006 was due in part to a tax benefit of $2.1 million attributable to the reduction of the income tax valuation allowance for certain state net operating loss carryforwards and eliminating certain tax contingencies for which the contingency period had expired, as well as $10.4 million pre-tax loss ($6.4 million after income taxes) recorded during the third quarter of 2005 related to a legal judgment, legal settlement and related legal expenses. The increase in net income in the nine months ended September 30, 2006 relative to the corresponding period in 2005 was offset in part by costs incurred during the first nine months of 2006 associated with the ongoing proxy contest and related expenses, SFAS 123R expenses, and additional fees and costs incurred in the first quarter of 2006 associated with the legal settlement recorded in the fourth quarter of 2005. Such additional costs and expenses for the nine months ended September 30, 2006 totaled $9.5 million before taxes, or $4.3 million after taxes ($0.17 per diluted share). Additional information regarding these and other items is described in further detail above.

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
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(In thousands)	2006	2005

Net cash provided by operating activities	$31,857	$27,561
Net cash used in investing activities	(4,416)	(30,880)
Net cash (used in) provided by financing activities	622	(38,067)
Effect of exchange rate changes	1,500	(575)

Increase (decrease) in cash and equivalents	29,563	(41,961)
Cash and equivalents at beginning of period	103,774	152,330

Cash and equivalents at end of period	$133,337	$110,369

     At September 30, 2006, cash and equivalents ($133.3 million) and short-term investments ($63.6 million) totaled $197.0 million, which represented an increase of approximately $29.5 million from the balance at December 31, 2005. We maintain a $10 million unsecured, revolving line of credit that is available through June 30, 2007. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of September 30, 2006, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends, common stock repurchases and general corporate purposes.
     Net cash provided by operating activities totaled $31.9 million for the nine months ended September 30, 2006, compared to $27.6 million for the corresponding period in 2005. Cash provided by operating activities in the first nine months of 2006 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, provisions for losses, share based compensation expenses and changes in operating assets and liabilities, offset in part by excess tax benefits from stock options exercised, decrease in other liabilities, and deferred income taxes. In addition, notable for the third quarter of 2006 was a single monthly payment to lease finance vendors of approximately $8.5 million that was deferred to the Monday following the quarter-end close. Accordingly, whereas most quarters reflect three monthly payments to lease finance vendors, the third quarter of 2006 reflected only two payments. Cash provided by operating activities in the first nine months of 2005 was primarily generated from profitable operations, adding back non-cash items such as depreciation, amortization, purchased research and development and provision for losses offset by a $4.3 million change in operating assets and liabilities (including E-Rate settlement of $8.5 million, and provision for legal judgment, legal settlement, and related legal costs of $10.4 million). Cash provided by the change in operating assets and liabilities totaled $4.1 million in the first nine months of 2006 primarily due to increases in accounts receivable; inventories; accounts payable; accrued expenses, customer deposits and other current liabilities, partially offset by decreases in prepaid expenses and other current assets, as well as decreases in income taxes payable and other assets.. We expect to expand sales through our direct sales offices and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.
     Net cash used in investing activities totaled $4.4 million for the nine months ended September 30, 2006, compared to cash used in investing activities of $30.9 million for the nine months ended September

30, 2005. The change from 2005 to 2006 was primarily a result of $28.0 million in cash used for acquisitions in the first nine months of 2005, whereas minimal cash has been used for acquisitions in 2006. Cash used to purchase available for sale investments totaled $47.7 million in the first nine months of 2006, offset by $47.7 million in maturities and sales of available for sale investments. Cash used for capital expenditures totaled $5.3 million in the first nine months of 2006 compared to $6.2 million for the corresponding period in 2005.
     Net cash provided by financing activities totaled $0.6 million for the nine months ended September 30, 2006, compared to cash used in financing activities of $38.1 million for the corresponding period in 2005. Net cash used for cash dividends, including a one-time special dividend of $1 per share declared and paid in 2005, totaled $32.8 million in the first nine months of 2005 compared to $6.3 million in the same period for 2006. During the second quarter of 2005, the Company expended $13.8 million to repurchase 716,500 shares of the Company’s common stock pursuant to a stock repurchase program under which the Board of Directors authorized the repurchase of up to $75 million of the Company’s common stock. The Company’s stock repurchases in the second quarter of 2005 were funded primarily by then existing cash balances. Net cash provided by proceeds from the exercise of stock options and Employee Purchase Plan (ESPP) shares totaled $5.5 million in the first nine months of 2006 compared to $8.5 million in the same period for 2005. During the first nine months of 2006 and 2005 we reissued treasury shares through stock option issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a decrease to retained earnings of $2.1 million and $1.8 million, in 2006 and 2005, respectively.
     We offer to our customers lease financing and other services, including our TotalSolution (formerly Totalease) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $274.7 million and $270.3 million remained unbilled at September 30, 2006 and December 31, 2005, respectively. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the TotalSolution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.
     During 2006, the Company has entered into “rate-lock” agreements with financial institutions in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of September 30, 2006, the Company had two outstanding rate lock agreements in place; the first to sell cash flow streams with a present value of $15.0 million in December 2006 at a fixed interest rate to a financial institution; and the second to sell cash flow streams with a present value of $10.0 million in March 2007 at a fixed interest rate to a financial institution. As part of each agreement, the Company has the option to pay a set fee to the financial institution to cancel the commitment.
     In addition, on January 21, 2005, our subsidiary Inter-Tel Technologies (“Technologies”) received notification from the Federal Communications Commission that it was temporarily suspended from participation in the E-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the E-Rate program. The Company was notified on June 30, 2006 that the FCC issued its final decision on the matter and imposed upon Technologies a debarment from the E-Rate program of one (1) year from June 30, 2006. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and our other subsidiaries were not debarred. The Company has recorded no revenues since January 21, 2005 relating to Technologies’ participation in the E-Rate program.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to noncompliance with certain pricing thresholds and noncompliance with trade agreements that are applicable to transactions with certain government agencies. We continue to monitor our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through September 30, 2006. Our estimate at September 30, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through September 10, 2005. Our current contract with the GSA expires on November 27, 2006, and we have requested and expect to receive an extension of that contract.
     As disclosed and accrued in 2005, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) with respect to a certain commercial dispute with a prior Executone dealer, in the net amount of approximately $7.4 million. Although the Company appealed the verdict, the appellate court rejected the appeal, and on November 3, 2006, the Company paid the full amount of the judgment plus accrued interest totaling $8.0 million, in addition to attorney’s fees and related courts costs. In March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint and conducting initial discovery.
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
     On June 16, 2006, a shareholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional shareholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claim breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims have been combined and referred to the Complex Litigation section of the Arizona Superior Courts. The Company is in the process of evaluating these class action suits.
     We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund quarterly dividends to shareholders, to repurchase additional shares of the Company’s common stock pursuant to the Board-approved $75 million repurchase program, of which $61.2 million remain authorized, and to provide adequate working capital for the foreseeable future. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions or share repurchases, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.
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
     Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, Accounting for Transfers and

Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125. We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 104, as discussed above for sales to end user customers. The costs of systems installed under these sales-leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in long-term liabilities on our balance sheet for off-balance sheet leases.
     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, increased from 5.36% at December 31, 2005 to 5.5% at September 30, 2006, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.
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
     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of September 30, 2006, Inter-Tel had gross goodwill of $34.9 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition through September 30, 2006 and one in 2005 and has not recorded any amortization for these acquisitions on amounts allocated to goodwill in accordance with SFAS No. 141.
     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have occurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2005 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At September 30, 2006 and December 31, 2005, $27.8 million and $27.7 million, respectively, of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Resale of Local, Long Distance and Network Services segment as of September 30, 2006 and December 31, 2005. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2005, the Company primarily considered the cash flows for each reporting unit in determining that no impairment has occurred. The test resulted in values that exceeded the net carrying value of each of the reporting units. Therefore, the second step for potential impairment was unnecessary.
     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of September 30, 2006, Inter-Tel had gross purchased intangible assets of $36.2 million and accumulated amortization of $16.0 million.
     At September 30, 2006 and December 31, 2005, goodwill, net of accumulated amortization, totaled $29.9 million. Other acquisition-related intangibles, net of accumulated amortization, totaled $20.2 million at September 30, 2006 and $23.7 million at December 31, 2005. Accumulated amortization through September 30, 2006 was $21.0 million, including $5.0 million of accumulated amortization attributable to goodwill and $16.0 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2005 was $17.5 million, including $5.0 million of accumulated amortization attributable to goodwill and $12.5 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At September 30, 2006, our allowance for doubtful accounts related to accounts receivable totaled $6.8 million. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at September 30, 2006, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the results of operations, liquidity or financial condition of the Company. Refer to Note A to the Condensed Consolidated Financial Statements for details of specific contingencies.

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
     The Company also maintains short-term investments. Those investments, which are classified as available for sale, have been recorded at fair value, which approximates cost. Short-term investments at September 30, 2006 include auction rate certificates, auction rate preferred securities, municipal preferred securities and mutual funds. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 49 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-four (34) years. The investment instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of the majority of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.
LEASE PORTFOLIO. We offer to our customers lease financing and other services, including our TotalSolution program, through our Inter-Tel Leasing subsidiary. We fund these programs in part through the sale to financial institutions of rental payment streams under the leases. Upon the sale of the rental payment streams, we continue to service the leases and maintain limited recourse liability on the leases. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. We maintain reserves for loan losses on all leases based on historical loss experience, past due accounts and specific account analysis. Although to date we have been able to resell the rental streams from leases under our lease programs profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. To date, the TotalSolution customer portfolio consists of a diversified mix of commercial customers with no significant concentrations in individual customers, industries or geographic locations. To the extent we are successful in acquiring new customers on the Inter-Tel 7000 platform, the nature and inherent risk in the leasing portfolio could change. If we were required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results could be materially adversely affected. See “Liquidity and Capital Resources” and “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis for more information regarding our lease portfolio and financing.
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

Risks Related to Our Business
Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.
     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:
•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products sold and the mix of new and recurring customers;

•	the mix of distribution channels;

•	general economic conditions, including interest rates and the condition of the markets our business addresses;

•	patterns of capital spending by customers and the relative size of our customers, in particular at times when we are introducing new systems and software targeted to and designed for larger customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effects of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact of the E-Rate settlement, the one year debarment by the FCC of Inter-Tel Technologies from E-Rate opportunities, and expected fines and penalties associated with our former GSA variances and noncompliance, which could affect both our government business and our commercial business;

•	the impact of settlements, continuing litigation, proceedings and other contingencies, which could affect our business;

•	the impact of costs and uncertainties resulting from stockholder actions, including actual or potential proxy contests or tender offers;

•	fluctuations in interests rates, and the timing and volume of sales of leases to third party funding sources;

•	the potential impact of accounting pronouncements, such as FIN 48 or FAS 123R;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers, including dealers from our acquired Lake operations, typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the recent past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results would suffer unless we significantly increased sales to new customers. Moreover, particularly in an environment of fluctuating interest rates, the timing, volume and profitability of lease resales from quarter to quarter could impact operating results. Management has historically sold these rental streams at least once per quarter. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. Management has typically held these customer lease renewals on balance sheet, although the Company could elect to sell these renewals to a third-party financial institution.
     In addition, while introducing new systems and software designed for larger customers, demand for these systems and our ability to sell to larger customers may vary based on the success of the product roll-out, our ability to successfully market and sell the products to larger customers, and the extended sales process typically experienced for sales to larger customers. Long distance, DataNet, national, government and education accounts, and our third-party product sales, which typically carry lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales, although gross margins may fluctuate in these divisions from period to period. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales or if gross margins from this division decline. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter, and net sales for the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.
Our market is subject to rapid technological change and to compete successfully, we must continually introduce new and enhanced products and services that achieve broad market acceptance.
     The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services, and develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance and on a timely basis, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. Problems and delays associated with new product development have in the past contributed to lost sales. In particular, we believe that the delayed roll-out of the Inter-Tel 5000 and 7000 Network Communication Platforms contributed to lost sales in 2005 and 2006. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete. This could lead to write-downs of inventory that could be material to our results of operations.
     During the first quarter of 2006, Inter-Tel announced the future release of the Inter-Tel 5600 and Inter-Tel 7000 products, both of which address larger IP PBX configurations. The Inter-Tel 5600 was released in June 2006. We previously scheduled the Inter-Tel 7000 to be released during the third quarter of 2006, although the release was delayed to early November 2006. The late release of the Inter-Tel 7000, or the possibility that these systems may not be commercially accepted could cause the company’s financial performance to be materially and adversely affected. In addition, the Inter-Tel 7000 product was designed to address the mid-market and enterprise communication market. Although Inter-Tel has successfully sold products in the mid-market, we have not traditionally sold a significant number of systems and software into the large enterprise market. There are no assurances that we will be successful in selling and supporting these new customers.
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
     The markets for our products and services are extremely competitive and we expect competition to increase in the future, particularly as the networking and telephony industries continue to consolidate and the shift to IP-centric enterprise telephony solutions accelerates. Our current and potential competitors in our primary business segments include:
•	PABX, converged systems and IP-PBX providers, distributors, or resellers such as Aastra, Adtran, Alcatel, Altigen, Avaya, Cisco Systems, 3Com, Iwatsu, Interactive Intelligence, Lucky Goldstar, Mitel, NEC, Nortel, Panasonic, Samsung, ShoreTel, Siemens, Toshiba, Vertical Networks/ArtiSoft/Comdial/Vodavi;

•	large data routing and convergence companies such as 3Com, Adtran and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	web collaboration product and service providers, such as Centra, Citrix, eDial (a division of Alcatel), IBM, Microsoft, Raindance Communications, and WebEx;

•	hosting service providers such as Layered Technologies and Vonage using servers to host call processing functions that have traditionally been owned by customers;

•	long distance services providers such as AT&T, MCI, Qwest and Sprint;

•	large computer and software corporations such as IBM, HP, Intel and Microsoft;

•	peer-to-peer softphone services such as Skype/eBay;

•	regional Bell operating companies, or RBOCs, competitive local exchange companies, or CLECs; cable television companies, IP Centrex service providers, and satellite and other wireless and wireline broadband service providers offering IP centrex services such as AT&T, Covad, Level-3, New Global Telecom, Qwest, SBC, and Time-Warner Telecom; and

•	independent leasing companies that provide telecom equipment financing.
     These and other companies may form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements. Strategic relationships and business combinations could increase our competitors’ ability to address customer needs with their product and service offerings that are broader than the product and service offerings we provide. In this regard, Microsoft and Nortel have recently announced an alliance presumably designed to offer business communications linked with business applications. Furthermore, sales of the Inter-Tel 5600 and 7000 platforms, which are designed to address the needs of larger customers than Inter-Tel has traditionally sold VoIP systems to, could lead to additional price and margin pressures from larger and better known competitors such as Cisco Systems, Avaya and Nortel. In addition, sales of larger VoIP systems may require higher levels of support, particularly during the introduction of these products to general availability, which could also impact gross margins and net income.
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
     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot assure you that we will be able to match cost reductions by our competitors. In recent periods, due to competitive pressures, we have discounted pricing on our telephone systems and offered promotions and these actions have negatively impacted our revenues, gross margins and operating results. Several of our competitors have more experience in the mid-market and enterprise market and may be more successful than Inter-Tel in these new markets. In addition, we believe there is likely to be further consolidation in our markets, which could lead to having even larger and more formidable competition and other forms of competition that could cause our business to suffer.
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
The complexity of our products have caused delays and could cause future delays in the development and release of new products and services. As a result, customer demand for our products could decline, which could harm our business. Additionally, changes in technology could render current inventories obsolete.
     Due to the complexity of our products and software, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products and software on a regular and timely basis, customer demand for our products and software could decline, which would harm our business. For instance, we believe that a delay in connection with our release of the Inter-Tel 5000 Network Communications Platform may have unfavorably impacted our sales efforts in 2005 and 2006. Additionally, as technology changes and as we or our competitors release new products, there is a risk that our current products and inventories could become obsolete or excessive leading to write-downs of our inventory balances in amounts that could be material to our results of operations. During Q1 2006, Inter-Tel announced the planned releases of the Inter-Tel 5600 product and the new Inter-Tel 7000 LAN telephony system. The Inter-Tel 5600 was released on schedule in September 2006, but the general availability of the Inter-Tel 7000 was delayed to early November 2006. If these products are not commercially accepted, then Inter-Tel financial results would be negatively impacted.
Our founder and former Chief Executive Officer controls approximately 19.4% of our Common Stock, may be able to exert significant influence over the Company and has signaled his willingness to engage with the Company with respect to significant matters.
     As of September 30, 2006, Steven G. Mihaylo, a shareholder and member of Inter-Tel’s Board of Directors, beneficially owned approximately 19.4% of the existing outstanding shares of the Common Stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring shareholder approval. In addition, the concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of Inter-Tel. On February 22, 2006, Mr. Mihaylo resigned as Chief Executive Officer of Inter-Tel, and on March 6, 2006, Mr. Mihaylo resigned as a director of Inter-Tel. In a Form 13D filed by Mr. Mihaylo on March 6, 2006, Mr. Mihaylo stated that he may acquire additional shares of Common Stock or dispose of shares of Common Stock, or may suggest or propose to Inter-Tel’s management or Board, or take a position with respect to, an extraordinary corporate transaction, sale or transfer of assets of Inter-Tel, changes in the Board or management of Inter-Tel, changes in the capitalization of Inter-Tel, changes in Inter-Tel’s business or corporate structure and/or similar actions and transactions, including without limitation, a proposal to acquire Inter-Tel in a going private transaction, tender offer or similar transaction. In furtherance of such intention, Mr. Mihaylo filed with the SEC proxy soliciting material on April 10, 2006, proposing for election three (3) directors different from the Board’s nominees and setting forth numerous other proposals, including specific proposals with regard to governance and anti-takeover matters. Pursuant to a Settlement Agreement entered into between the Company and Mr. Mihaylo on May 5, 2006 and amended on September 28, 2006, the Company agreed to expand the number of directors to eleven (11) and to appoint Mr. Mihaylo and his two (2) nominees to the Board of Directors in exchange for Mr. Mihaylo’s withdrawal of his proposals and proxy solicitation. The Company also agreed to timely review any acquisition proposal offered by Mr. Mihaylo and, should such proposal not be accepted by the Board, to call a special meeting of shareholders to consider Mr. Mihaylo’s previously submitted proposals, including the proposal urging the Board to arrange for the prompt sale of the Company (the “Sell the Company Proposal”). The Company had the option to contest the calling of the special meeting with respect to the Sell the Company Proposal, to contest the meeting for other purposes, as well as to contest the submission of proposals other than the Sell the Company Proposal. Inter-Tel also had the option to oppose the Sell the Company Proposal and any other proposals.
     On July 28, 2006, as noted in Steven G. Mihaylo’s Form 13D filing, Mr. Mihaylo and Vector Capital Corporation submitted an unsolicited offer to acquire all shares, other than those shares already owned by Mr. Mihaylo, of Inter-Tel Common Stock for $22.50 per share, subject to the negotiation of an agreement and other factors. Inter-Tel’s Board of Directors rejected the July 28, 2006 offer. On August 21, 2006, Mr. Mihaylo and Vector Capital Corporation submitted a revised offer to acquire all shares, other than those shares already owned by Mr. Mihaylo, of Inter-Tel Common Stock for $23.25 per share, subject to closing the transaction within 30 days. On August 25, 2006 Inter-Tel’s Board of Directors rejected Mr. Mihaylo’s offer of August 21, 2006. On that same date, Mr. Mihaylo called for a Special Stockholders’ Meeting to ask Stockholders to vote on Mr. Mihaylo’s proposal to urge the Board of Directors to arrange for a prompt sale of the Company (the “Sell the Company Proposal”). On August 28, 2006, Inter-Tel’s Board of Directors announced a record date of August 28, 2006 for a special stockholders’ meeting to be held on October 24, 2006 in response to Mr. Mihaylo’s request, pursuant to the terms of the settlement agreement. Stockholders subsequently rejected the proposal at the October 24, 2006 special stockholders’ meeting. Refer to Item “Item 4: Submission Of Matters To A Vote Of Security Holders” for additional information. Mr. Mihaylo’s recent actions as described above have caused the Company to incur significant legal and other advisory expenses and have subjected the Company and its Board of Directors to shareholder class action litigation. Any future actions that Mr. Mihaylo may take or that the Company may take in response to Mr. Mihaylo’s actions may further divert the attention of our Board of Directors and management from the conduct of the Company’s business, may expose the Company to additional litigation, and may cause us to incur additional significant legal, advisory and other expenses.
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
     As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, some of which we have experienced and may continue to experience, including:
•	unanticipated costs and liabilities;

•	difficulty of assimilating the operations, products and personnel of the acquired business;

•	difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;

•	difficulties in maintaining customer relationships;

•	difficulties in servicing and maintaining acquired products, in particular where a substantial portion of the target’s sales were derived from our competitor’s products and services;

•	difficulty of assimilating the vendors and independent contractors of the acquired business;

•	the diversion of management’s attention from the core business;

•	inability to maintain uniform standards, controls, policies and procedures;

•	potential disagreements and impact on the ongoing acquired operations related to the computation of earn-outs associated with post-acquisition results; and

•	impairment of relationships or risk of loss of acquired employees and customers occurring as a result of integration of the acquired business.
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
     Our success depends upon the protection of our proprietary technology. As of September 30, 2006, we held 40 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. There are 20 pending U.S. patent applications and several pending foreign patent applications that may mature to enforceable patents. We also rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.
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
     Many of our competitors have large patent portfolios, and we are or could become subject to third-party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to claims initiated by Avaya and Lucent, two of our primary competitors, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We have viewed presentations from Avaya, Lucent and others alleging that our Axxess business communications system, associated applications and related 3rd party products that we distribute utilize inventions covered by certain of their patents. We have also made claims against Avaya for infringement of our patents. We are continuing the process of investigating these matters. The ultimate outcomes by their nature are uncertain, and we cannot ensure that these matters, individually or collectively, would not have a material adverse impact on our financial position, liquidity and future results of operations.
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
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., a wholly-owned subsidiary of the Company (“Technologies”), in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
     Inter-Tel recorded approximately $9.5 million in costs through 2005, including criminal fines, civil settlement and restitution, uncompensated E-Rate work, accounts receivable forgiveness, and related attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the Civil Settlement and Plea Agreement was recorded in 2004, although the Company has continued to incur additional legal expenses related to the defense of a former employee in connection with this matter pursuant to California statute.
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
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to noncompliance with certain pricing thresholds and noncompliance with trade agreements that are applicable to transactions with certain government agencies. We continue to monitor our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through September 30, 2006. Our estimate at September 30, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires on November 27, 2006, and we have requested and expect to receive an extension of that contract. However, there can be no assurance that the GSA will extend the current agreement or accept a revised agreement.

We have been involved in legal disputes, which have resulted in a jury verdict, legal settlement and associated legal costs, which may cause further competitive and financial harm to our business.
     During the quarter ended September 30, 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes), net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in a commercial dispute with a prior Executone dealer in the net amount of approximately $7.4 million. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company appealed the verdict, the appellate court rejected the appeal, and on November 3, 2006, the Company paid the full amount of the judgment plus accrued interest totaling $8.0 million, in addition to attorney’s fees and related courts costs. During the third quarter of 2005, the Company reached a separate settlement in another legal matter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter of 2005 for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint and conducting initial discovery. Any such similar litigation will subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
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
     On June 16, 2006, a shareholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional shareholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claim breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims have been combined and referred to the Complex Litigation section of the Arizona Superior Courts. The Company is in the process of evaluating these class action suits.
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
     In the past few years, we introduced IP telephony enhancements to the Axxess® system as well as presence management and collaboration applications, which are typically sold to larger customers at a higher average selling price and often represent a significant expenditure in communications infrastructure by the prospective enterprise customer. In addition, the Inter-Tel 5600 and the Inter-Tel 7000 products are targeted at larger customers. Sales of these Inter-Tel 5600 and 7000 platforms, which are designed to address the needs of larger customers, could lead to additional price and margin pressures from larger and better known competitors such as Cisco Systems, Avaya and Nortel. In addition, sales of larger VoIP systems may require higher levels of support, in particular during the introduction of these products to general availability, which could also impact gross margins and net income. The purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews.

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
     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•	announcements of developments relating to our business;

•	investors’ reactions to the proxy contest and/or the interim settlement thereof; the proposals by Mr. Mihaylo and Vector Capital Corporation to acquire the company; the Company’s rejection of the proposals; the option by Mr. Mihaylo to hold a stockholder meeting; the subsequent meeting and vote tally in favor of the Company and against the Mihaylo resolution to arrange for a prompt sale of the Company to the highest bidder;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or sales of stock by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors, including product delays;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	the impact on our business of the E-Rate settlement, the one year debarment of Technologies from the E-Rate program, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
     Although the IP network voice communication market is reaching mainstream, it is still developing, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will not change and shift as the market develops. Even if IP voice markets fully develop, we cannot assure that our products, including the IP telephony features of the Axxess systems, the Inter-Tel 5000 Network Communication Solutions, the newly released Inter-Tel 7000 Network Communication Solutions, our SIP/IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.
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
     We continue to spend a substantial amount of management time and external resources to comply with existing and changing laws, regulations and standards in general, and specifically relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB and Nasdaq Stock Market rules, as well as commercial dealings with other government entities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and by our independent auditors. We completed our documentation and testing of our internal control systems and procedures as required for 2004 and 2005, and are working our plan for 2006. This process has required us to hire additional personnel and use outside advisory services and resulted in additional accounting and legal expenses. The results of the documentation and testing for 2004 and 2005 indicated that we had adequate internal controls over financial reporting. However, if in the future our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of Inter-Tel may be adversely affected and could cause a decline in the market price of our stock. Failure to comply with other existing and changing laws, regulations and standards could also adversely affect the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Board Authorization to Repurchase up to $75 Million of Inter-Tel Stock. On February 15, 2005, Inter-Tel announced that its Board of Directors approved a stock repurchase program, with no stated expiration date, in which Inter-Tel may purchase up to $75 million of its Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. The Company repurchased 716,500 shares of its Common Stock pursuant to the Plan during the year ended December 31, 2005, but the Company did not repurchase any shares of its Common Stock during the first nine months of 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value)
	(a) Total	(b) Average	Shares (or Units)	of Shares (or Units) that
	Number of	Price Paid	Purchased as Part of	May Yet Be Purchased
	Shares (or Units)	per Share (or	Publicly Announced	Under the Plans or
Period	Purchased	Unit)	Plans or Programs	Programs
2005
Feb. 15 to April 30	None	N/A	None
May 1 to May 31	716,500	$19.228	716,500
June 1 to Dec. 31	None	N/A	None

2006	None	N/A	None

Total	716,500	$19.228	716,500	$61,223,000 (1)

(1)	On February 15, 2005, the Board of Directors approved and the Company announced a plan to repurchase up to $75 million of the common stock of the Company.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On or about September 19, 2006 we mailed a Proxy Statement, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our stockholders of record as of August 28, 2006 to solicit their votes regarding the following matter at our Special Stockholders’ Meeting on October 24, 2006:
     “RESOLVED, that the stockholders of Inter-Tel (Delaware), Incorporated (“Inter-Tel”) urge the Inter-Tel Board of Directors to arrange for the prompt sale of Inter-Tel to the highest bidder.”
     At the meeting, the holders of 22,524,535 shares of the Company’s Common Stock were represented in person or by proxy, constituting a quorum. The shareholders voted on and rejected the proposal. The votes were as follows:

	For:	Against:	Abstain:

Proposal that the stockholders urge the Inter-Tel Board of Directors to arrange for the prompt sale of Inter-Tel to the highest bidder.	11,013,912	11,272,464	238,159
ITEM 5. OTHER INFORMATION — Not Applicable.

ITEM 6. EXHIBITS:

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL (DELAWARE), INCORPORATED
November 9, 2006	/s/ Norman Stout
Norman Stout
Chief Executive Officer

November 9, 2006	/s/ Kurt R. Kneip
Kurt R. Kneip
Senior Vice President and Chief Financial Officer