Form 10-K
period 2006-12-31
INTER TEL (DELAWARE), INC
filed 2007-03-15
CIK 350066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Commission file number 0-10211
INTER-TEL (DELAWARE), INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0220994 (I.R.S. Employer Identification No.)

1615 S. 52nd Street Tempe, Arizona (Address of principal executive offices) (Registrant’s telephone number, including area code)	85281 (Zip Code) (480) 449-8900
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value of $0.001 per share
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
YES ☐ NO ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $560.7 million based on the closing sale price as reported on the Nasdaq Global Market System. Shares of Common Stock held by each executive officer and director as of June 30, 2006 have been excluded in that such persons may be deemed to be affiliates.
     As of March 8, 2007, there were 27,004,312 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2006) are incorporated by reference in Part II and Part III of this Form 10-K.
INTER-TEL (DELAWARE), INCORPORATED
2006 FORM 10-K ANNUAL REPORT

PART I
SAFE HARBOR STATEMENT
     We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans, objectives and results, among other things, and also include (without limitation) statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this Annual Report. It is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
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
ITEM 1. BUSINESS
The Company
     Inter-Tel (Delaware), Incorporated (“Inter-Tel” or the “Company”) is a single-point-of-contact, full-service provider of IP and converged voice, video and data business communications platforms, multi-media contact center applications, remote-control software to provide real-time communications and instantaneous, browser-to-browser Web conferencing and help desk support solutions. The Company also provides a wide range of managed services, including voice and data network design and traffic provisioning, local and long distance calling services, custom application development, maintenance, leasing, and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Inter-Tel originally incorporated in Arizona in 1969, and reincorporated into Delaware in 2006.
     Our common stock is quoted on the Nasdaq Global Market under the symbol “INTL.” As of December 31, 2006, the Company employed 1,949 communications professionals, and services its business customers through a network of fifty-seven (57) company-owned, direct sales offices and a network of hundreds of authorized dealers and value-added resellers (VARs) primarily in the United States, United Kingdom (UK), Ireland, other parts of Europe, South Africa and Australia. We also have a dealer in Japan. Our customer base is comprised primarily of small-to-medium sized domestic and international business enterprises, government agencies and nonprofit organizations. Our Phoenix, Arizona sales facilities house our direct sales office, National, Government and Education Accounts division, as well as Inter-Tel’s Local, Long Distance and Network Services divisions. Our Engineering and Research & Development groups are in Chandler, Arizona, close to our wholesale distribution center in Tempe, which is the primary location from which we distribute products to our domestic direct sales offices, dealers and VARs in North America. In addition, we maintain wholesale distribution offices in the United Kingdom and Ireland that supply our dealers and distributors throughout the UK, other parts of Europe, Australia and South Africa. We also maintain research and development and software sales offices in Tucson, Arizona, in Frederick, Maryland, in the United Kingdom and Ireland.
PRODUCTS AND SERVICES OFFERED TO INTER-TEL’S DISTRIBUTION NETWORKS
     With an established record of technological innovation and leadership over the last 37 years, Inter-Tel is focused on providing the enterprise communications market with converged and IP-centric communications platforms that seamlessly blend voice and data networks to afford our customers the competitive, cost- effective advantage of deploying the latest telecommunications technologies — as they need them. Our core products and services include Inter-Tel 5000 and Inter-Tel 7000 families of Network Communications

Solutions, Inter-Tel Axxess®, Lake OfficeLink (branded Inter-Tel EncoreCX® in the US and branded Versatility in the U.K.) and the Lake Sigma (branded Sprint Embarq Connection CentralTM in the US) business communication systems; IP telephony products and services; audio-, video- and Web conferencing solutions; computer telephony (CT) applications; unified messaging and voice processing software. We also offer a complete line of managed services, local and long distance calling services; network design and implementation services; maintenance and support services; and leasing programs. In addition, we resell peripheral data and telecommunications products. Inter-Tel promotes its product and service offerings under the following categories: Communication Systems and Software; Presence, Collaboration, and Messaging applications; and Other Products and Services.
Communication Systems and Software
     Inter-Tel’s convergence approach to communications enables us to deliver dynamic, blended, custom-tailored communications solutions that address unique enterprise needs. As organizations continue to move toward the converged communications model, a common concern remains how best to leverage existing hardware and software. Connectivity protocols— in particular, Session Initiation Protocol (SIP), an industry-standard for transmitting Voice over Internet Protocol (VoIP)—provide the architecture of how infrastructure and applications connect. SIP’s primary role is that of a communications path, connecting diverse communication tools so that they can “speak” to one another. SIP enables simple, flexible connectivity that allows infrastructures, applications and endpoints to interact in a standard manner.
     Standards-based convergence solutions enable customers to maintain their current communications investments during their transition to the converged model. The open nature of SIP – versus proprietary systems — presents interoperability opportunities that make transport and connectivity transparent. SIP provides immediate impact and enhancement to existing communications platforms, leveraging the benefits of today’s integrated applications.
     Standards-based Architecture
     Inter-Tel is committed to developing standards-based IP telephony solutions to help its customers with the transition to a converged communications model and to enable them to leverage advanced applications and devices. Inter-Tel addresses business communication needs with technology that includes VoIP technology, a SIP-based multimedia network communications platform, converged (IP PBX) platforms and IP-centric systems. The Company’s Computer Telephony Integration (CTI) interfaces allow for integration with “off-the-shelf,” shrink-wrapped applications and custom-developed software packages that help organizations increase customer satisfaction and employee productivity.
     Our Inter-Tel 7000 network communications platform is an open standards softswitch with SIP built in at its core. Many of our competitors have adapted SIP interfaces to their proprietary system architectures, whereas the Inter-Tel 7000 has a SIP softswitch at the center of its architecture providing a SIP interface that is true to the SIP standard. We believe this pure SIP architecture should enable Inter-Tel to more easily adapt to future changes to the SIP standard and to more easily interoperate with other SIP products and applications.
     The flexibility of our computer telephony interfaces (CTI) allow for integration of CT applications, customization and development, which protect our customers’ investments as technology evolves and as their needs change. Our computer telephony interfaces allow our converged communications systems to integrate with Customer Relationship Management (CRM) database software applications to enhance telephony features such as screen pops and outbound dialing. Our Inter-Tel Axxess and Inter-Tel 5000 communication platforms support Media Gateway Control Protocol (MGCP) and SIP, through which these platforms can interoperate with other industry-standard devices to convert IP voice calls to standard telephone lines and to use standard SIP telephones as extension numbers on the system.
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
     Other enabling technologies for advanced communications incorporated into Inter-Tel applications include Wireless Application Protocol (WAP) for mobile devices such as Personal Data Assistants (PDAs) and cell phones, and ActiveX and the adoption of .NET, Microsoft’s development framework, which enables features such as screen pops in web environments. Additionally, Inter-Tel continues to develop products that leverage Lightweight Directory Access Protocol (LDAP), a protocol for accessing database information in a standard format. We also support T.38, a standard Fax over Internet Protocol.
     Axxess® Converged Communications System
     Scalable for small-to-medium and larger enterprises, the Axxess converged platforms provide integrated voice processing, IP telephony functionality and transparent networking throughout an organization. With an Inter-Tel® converged system, customers can choose between traditional T-1 lines, frame relay, managed bandwidth or the Internet to network up to 63 systems together with full-feature transparency. Our commercially available systems support up to 40,000 ports, which enable flexible growth options up to that level.
     The modular Axxess platform incorporates open interfaces, which enable seamless integration of computer telephony applications. The system can be tailored to how an organization does business, providing an enterprise with the flexibility it needs to modify its communications solution as the company grows or changes. The Axxess system combines IP, digital, analog and wireless into a single platform, giving customers a choice of technologies based on their needs. The distributed architecture enables the connectivity of several phones in an office or of hundreds of phones in a building or on a campus, as well as for telecommuting or remote associates in geographically dispersed offices. By using IP-based endpoints and data networks, all users have access to the system’s advanced features, such as Automated Call Distribution (ACD) hunt groups; call center applications, including call monitoring; paging zones; centralized attendants; conferencing; accessing voice mail; record-a-call and more.
     Inter-Tel’s Axxess version 9.1 software offers private networking and IP endpoints through the same interface, and features VLAN Tagging support for Inter-Tel® Model 8600, Model 8622, Model 8662 and Model 8690 IP endpoints. VLAN Tagging enables administrators to segment a single physical network into multiple virtual networks for simpler management, increased performance, improved voice quality and enhanced network security.
     Axxess v9.1 software also features “barge in” capabilities and an enhanced “silent monitor” feature to allow supervisors to monitor and participate in agent calls for quality assurance and training efforts when agents are located on a different network node. The Model 8602 softphone, designed to run on a PC, allows mobile and remote workers to connect to the phone system without losing key features. As a full featured extension, the Model 8602 can be employed as a user’s primary or secondary phone. With the addition of automatic network address translation (NAT) detection, users can “plug and play” their IP endpoints when moving them to remote locations. A number of diagnostic enhancements and administration and development tools are also included to streamline system management and increase the productivity of network administrators.
     Inter-Tel® 5000 Network Communications Solutions
     Designed for small- or medium-sized organizations with single or multiple sites, the family of Inter-Tel 5000 Network Communications Solutions is designed to enable enterprises to combine voice communications with data networks and applications for cost savings and infrastructure improvements. The platform delivers an integrated solution consisting of call processing; IP, digital and analog endpoints; digital and analog trunks; Auto Attendant software and voice mail.
     On June 20, 2006, the Company released its Inter-Tel 5000 version 2.0 software, designed to provide sophisticated management of system resources and expand the capacity of the Inter-Tel 5000 family of Network Communications Solutions. Depending on configuration, version 2.0 can expand the existing capacity of the Inter-Tel CS-5200 from a limit of 25 IP endpoints to support as many as 75 IP endpoints, and increases the flexibility of the Inter-Tel CS-5400 to grow from a previous maximum of 110 IP endpoints up to as many as 175. These increases represent substantial growth opportunities for existing and new Inter-Tel 5000 customers.
     The newest member of the Inter-Tel 5000 family, the Inter-Tel® CS-5600, was developed specifically to run on the sophisticated logic of version 2.0 software. Designed to interoperate with Inter-Tel’s advanced IP-powered applications such as presence management, collaboration, messaging and mobility, the Inter-Tel CS-5600 has built-in networking, offers three modular bays for trunks, and supports up to 250 IP devices per site, along with 96 analog and digital phones through an optional digital expansion interface.
     Inter-Tel’s latest 5000 software release, version 2.1, expands the number of simultaneous calls to the embedded basic unified messaging application to 16 calls when using the Inter-Tel 5600. Inter-Tel 5000 customers can choose between the embedded unified messaging option and the advanced Inter-Tel Enterprise® Messaging platform depending on the customer’s needs. The embedded functionality supports basic unified messaging capabilities on all 16 ports.
     Version 2.1 also supports a new single-line module that provides customers with the ability to expand single-line capacity in 8-port increments. The module can be installed in any available bay on a digital expansion interface and mixed with digital endpoint modules to achieve the desired amount of digital and analog stations, delivering up to 48 single-line stations on any Inter-Tel 5000 series communications server. Additional features and enhancements with version 2.1 include a new hybrid balance tool for tuning audio levels on analog trunks.
     Inter-Tel 5000 servers come equipped and are licensed for networking right out of the box. They can be networked over T-1/PRI lines or over IP. The Inter-Tel 5000 also integrates with a wide range of the Company’s flexible IP, digital and wireless endpoints.
     Inter-Tel 7000 Network Communication Platform
     In November 2006, Inter-Tel released the Inter-Tel 7000 communications platform. The Inter-Tel 7000 is an open-standards SIP softswitch that provides full PBX-style functionality, and enables customers to integrate standard SIP devices and applications into their networks to meet businesses needs. The Inter-Tel 7000 delivers a powerful multimedia communications solution offering mid-size businesses and enterprises robust, integrated IP telephony applications. These include Inter-Tel’s presence management and advanced call routing capabilities; powerful mobility solutions; collaboration, Web and audioconferencing applications; and user-friendly system administrative and diagnostic tools. The Inter-Tel 7000 scales to up to 2,500 users, and includes redundancy and speech recognition dialing as standard features.
     Refer to “Sales and Distribution” below for additional information regarding our Sales Overlay Team and related sales efforts.
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
     Inter-Tel EncoreCX v3.0 software supports T-1/Primary Rate Interface (PRI) services, giving small business and large residential customers a choice to deploy a digital trunk connection (T-1 or PRI) instead of an analog trunk connection. Inter-Tel EncoreCX v3.0 also offers customers additional bandwidth on network connections and Direct Inward Dial (DID) functionality, connecting callers directly with employees within the EncoreCX system.
     The Lake Sigma (branded Sprint/Embarq Connection CentralTM in the US) is an integrated data and voice communication platform designed to address micro-offices and home offices with up to four wired phones and six wireless phones.

     Endpoints
     Supported on Inter-Tel 5000 and Inter-Tel 7000 Network Communications Solutions and Axxess converged platforms, our suite of IP, wired and wireless endpoints deliver excellent voice quality, powerful features and intuitive interfaces. Whether our customers’ associates are onsite, mobile, or working from remote locations, our endpoints help them perform their functions with continuity regardless of physical location. Inter-Tel’s wired IP endpoints support both Inter-Tel IP Protocol and Session Initiation Protocol (SIP).
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
     Additionally, Inter-Tel’s Model 8690 multi-protocol, multimedia endpoint enables users to access system features and integrated Unified Communicator® software, as well as manage messages via a touch-screen. Model 8690 allows users to initiate, hold, transfer and conference in calls with the touch-screen interface. The Integrated Unified Communicator software enables users to control their presence and availability status, monitor the status of coworkers, speed-dial contacts, conference associates and clients, and view call history and messages.
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
     Inter-Tel 7000 Network Communications Solutions support a broad range of full-featured IP endpoints from our portfolio of flexible, intelligent, mobile and easy-to-use business phone options. Supported endpoints include Inter-Tel Models 8622, 8662 and 8690. Inter-Tel Personal Communicator for Mobile Devices enables support for hand-held and other portable devices (such as the Model 8601). Inter-Tel Attendant Communicator provides a softphone client application that runs on either a Windows 2000 or Windows XP operating system platform.
     The open standard SIP-based design of the Inter-Tel 7000 also provides customers with the ability to implement third-party SIP telephones and software clients. This expands the device offerings that can be deployed with the Inter-Tel 7000, providing our customers with choices for communications tools and solutions without being locked into proprietary technology.
Presence, Collaboration & Messaging Applications
     Inter-Tel provides a variety of applications designed to streamline the communications process for business use, enhanced productivity and operational performance in its Inter-Tel 5000, Inter-Tel 7000 and Axxess platforms. Connectivity is the key, and our powerful suite of Presence, Collaboration and Messaging applications enable businesses with single or multiple locations to stay connected 24/7 to customers, vendors, and on-site and mobile associates. These tools help employees control how, when and where they communicate; enable real-time interaction among two or more people; and facilitate the exchange of information between individuals or groups, no matter the time of day or geographic location. Inter-Tel offers flexible choices to provide channels of communication that facilitate audioconferencing and real-time document sharing; automate repetitive tasks; enable call-handling tasks from a personal computer; generate historical and real-time call statistics; enable intelligent call routing; manage communications using a Web browser or WAP device and more. Specific applications are highlighted in detail below.

     Inter-Tel System Manager
     System Manager software is a network management system for the Inter-Tel Axxess, Inter-Tel 5000 and Inter-Tel 7000 platforms. It simplifies management of the Inter-Tel’s communication platforms, allowing administration of all network components through a single Web-based interface. Server; voice mail and endpoint configuration; licensing; software updates and downloads; and diagnostics and disaster recovery (backup/restore) functions can all be conducted through this flexible web-based application. System administrators and technicians can remotely manage and troubleshoot the supported products.
     Unified Communicator®
     In December 2006, Inter-Tel released the latest version of its Unified Communicator software. Unified Communicator version 4.0 is an advanced productivity tool that combines presence management, advanced collaboration functionality and SIP designed to allow stationary and mobile users a way to more effectively manage their communications and increase efficiency while streamlining business processes. Version 4.0 features a redesigned Web Client interface, usability enhancements and integration of Inter-Tel Web Conferencing version 4.5. Inter-Tel Remote Support version 4.5 can also be incorporated as an optional add-on to provide specialized permission-based tools for conducting support sessions remotely over the Internet.
     Unified Communicator v4.0’s flexible interface options include speech recognition, touch-tone, PC Web browser and WAP-enabled devices such as PDAs and cellular phones. The redesigned interface and introduction of wizards facilitate presence management and communication by allowing users to create new statuses, call routing rules and greetings. This allows users to more effectively control how and when they can be reached.
     With the integration of Inter-Tel Web Conferencing version 4.5 software, users have access to additional Web conference options and tools, including scheduling, reporting, co-browsing, recording, PC-based voice chat, document manager and polling.
     Attendant Console
     Available on the Inter-Tel Axxess converged systems and Inter-Tel 5000 platforms, Attendant Console’s user-friendly interface allows users to view the real-time status of other employees. Knowledge of station and hunt group status, such as “busy” or “available,” Do-Not-Disturb messages and forwarding information allow attendants to quickly process calls via touch screen, mouse or keyboard.
     Connection Assistant®
     Connection Assistant software is designed to enhance work group productivity and provide customers with personalized service through the use of screen pops of key client/customer information to the desktop or through a Web browser. This Presence application provides group members with the ability to view the status of and quickly call colleagues; automatically receive and display call notes; pick up inbound calls; and perform blind or screened transfers. Additionally, Connection Assistant provides users with control of their extensions to better manage communications. Using a rules-based system, users can assign actions to specific events occurring at their extensions, such as diverting unidentified calls or those from a particular number to another extension or voice mail.
     Inter-Tel Personal Communicator
     Inter-Tel Personal Communicator is a standard Inter-Tel 7000 software application that provides individual users with control over their internal and external voice and text communications. Users can create profiles that specify how their incoming communications will be handled in various situations, thus enabling users control over who contacts them and when.
     In support of today’s dynamic business environment, Personal Communicator empowers users with centralized, real-time communications that can be tailored to their own unique situation, across multiple devices and mediums. The application delivers a wide range of media communications applications that enhance standard voice communications, including instant messages, voice and e-mail messages, and text messages, providing unprecedented levels of presence management.

     Telephony Manager
     Many businesses use Microsoft® Customer Relationship Management (Microsoft CRM) software to manage customer account information and make informed business decisions. Telephony Manager automatically links incoming customer calls to a company’s Microsoft CRM database via Automatic Number Identification (ANI), screen-popping customer information to sales and support personnel for the provision of superior customer service. Telephony Manager allows employees to transfer, conference or record calls from the Microsoft CRM interface, as well as provide their current availability to colleagues for better collaboration and workflow.
     Telephony Manager was jointly developed with ePartners, a national reseller of Microsoft CRM software. Inter-Tel’s contractual relationship is structured around a referral program for sales of both the Telephony Manager and Microsoft CRM software.
     Inter-Tel Audio and Web Conferencing
     Inter-Tel released the latest version of this IP-based audioconferencing and Web collaboration solution in November 2006. Inter-Tel Audio and Web Conferencing (IAWC) v2.01 is supported by the new Inter-Tel 7000 as well as Axxess and Inter-Tel 5000 communication platforms. Ideally suited for online meetings, presentations, training sessions, Webinars and more, IAWC provides customers with flexible collaboration options for increasing communications with co-workers, customers and vendors while offering reduced expenses associated with business travel.
     Audioconferencing features an intuitive, browser-based interface for scheduling conferences, meetings, training sessions and more. Call leaders can navigate the interface to perform various tasks using drop-down menus, type-in text fields and check boxes to set up and notify participants of conference details. When an audioconference is in progress, the leader has control over each call participant. Call control buttons allow the call leader to mute, hold and drop individuals and/or the collective group of participants.
     Web conferencing features an intuitive, browser-based pop-up interface for controlling collaboration features and viewing a list of Web conference participants. Collaboration tools include desktop and application sharing, videoconferencing, text chat, whiteboard tools, polling, co-browsing, file transfer, recording and more. The conference leader controls which tools participants have access to and also has the ability to drop participants from the Web conference at any time.
     Web Conferencing
     In March 2006, Inter-Tel released Web Conferencing version 4.5, which offers additional enhancements to the existing feature set in this web-based, real-time Web conferencing and collaboration solution. Web Conferencing version 4.5 includes several new features — such as Voice Chat, Recurring Meeting, User Interface Wizard and Customized E-Mail Invite — designed to improve usability and give customers the flexibility to tailor and personalize the product for their specific needs.
     Remote Support
     Inter-Tel released Remote Support version 4.5 in March 2006. Version 4.5 offers additional enhancements to the existing applications of server-based collaboration and control products. The software is designed to help customers improve their support and online sales environments. Remote Support version 4.5 also includes new features such as Voice Chat, User Interface Wizard, Customized E-Mail Invite and a more flexible licensing scheme to provide customers with improved support functionality and service branding opportunities for their company.
     Contact Center Suite
     Contact Center Suite (CCS) is a collection of modular computer telephony software applications that help organizations optimize multi-media contact center and work group performance. Combined with a flexible infrastructure, the suite of applications encompasses management tools for reporting and activity monitoring, plus agent and work group tools to aid in increasing productivity and delivering consistent customer service.

     Inter-Tel’s Contact Center Suite (version 4.0) was released in early 2006, and includes several significant enhancements to earlier releases of this popular and powerful software. Internal call modeling allows for new activity reporting and intelligent routing capabilities of internal calls, enabling managers to monitor the performance of internal support departments — both historically and in real-time — as well as to automatically manage their call traffic. CallViewer provides enhanced user functionality and customization capabilities, including changeable user interface styles, DSS buttons, integrated call logger and personal call router. Users can now easily modify the Back2Agent Routing, which provides intelligent routing capabilities so users can automatically route calls and e-mails, from identified customers, back to the last agent or extension the person was in contact with, improving call-handling times and enhancing customer service.
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
     To provide connectivity to the Inter-Tel 7000, Contact Center Suite version 4.1 is scheduled for release in the first quarter 2007. Differences between CCS 4.0 on the Inter-Tel 5000 and Axxess systems and CCS 4.1 on the Inter-Tel 7000 system include the methods in which agent IDs are classified; the replacement of trunk groups by voice gateway groups; licensing price adjustments to accommodate a new license per agent with the Inter-Tel 7000; and the names and functions of some features.
     Inter-Tel Enterprise® Messaging
     Enterprise® Messaging is a voice processing and unified messaging platform built on industry-standard IMAP message stores and LDAP user configuration databases. Released in mid-2005, it adds speech-recognition and text-to-speech capabilities to Inter-Tel’s existing voice processing feature set, and includes voice directory, e-mail reader and voice navigation capabilities.
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
Other Products and Services
     Managed Services
     Merging business and technology based on a company’s unique business model, Inter-Tel’s Managed Services program is designed to address and protect the Total Cost of Ownership of an enterprise’s communications investment. Because of the modular design of our systems and the high level of software content in our products, customers can readily increase the size and functionality of their systems as their needs change. Our program offers customers a single-source of technologically advanced business solutions for professional services; provisioning and facilities management; and customized applications to improve business processes and enhance their total return on investment, while increasing productivity and profitability.

We couple this solutions-oriented approach with a high level of customer service and support along with a strong commitment to quality throughout our operations.
     We believe our customers prefer to acquire and operate business communications systems and services from a single source because of the convenience, consistency of service, ease of changes and upgrades, availability of financing alternatives and confidence in the performance of integrated systems. Inter-Tel incorporates all of this into a TotalSolution® program package that includes the following services, which are available separately, as well, for customers to purchase.
     Network, Local and Long Distance Services
     Customers who desire the convenience of acquiring long distance and other related calling services through the same vendor they purchase their telephony equipment and services from can do so through our subsidiary, Inter-Tel NetSolutions®. Inter-Tel NetSolutions resells local communications services; domestic and international long-distance services; calling card services; 800 services; dedicated data services; Internet, DSL, MPLS services and Web voice and videoconferencing; disaster recovery solutions; and network monitoring and management. We resell these services through our agreements with major U.S. long-distance carriers. These services are then billed to the end-user customer by Inter-Tel NetSolutions®.
     In addition, Inter-Tel NetSolutions is licensed as a CLEC to provide resale of local dial tone services in 16 states. Based on filings currently in process, NetSolutions intends to add CLEC-type licenses in an additional 14 states in 2007 to bring the total number of states licensed to provide local services in to 30. This additional level of certification allows NetSolutions to provide local PRI, T-1, integrated access and business lines along with other ancillary services.
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
     As a telephony manufacturer that offers local and long-distance service, data and Web-enabled services, we support telecommunications applications such as T-1 access for incoming toll-free traffic at call centers; switched long distance; MPLS networks linking together multiple offices of an enterprise; and intra-and interstate long distance.
     Networking Technologies Integration
     Inter-Tel’s DataNet division designs, installs and supports an integrated, comprehensive solution for our customers’ complex data, telecommunications, and storage needs, including LAN, WAN, or Storage Area Networks (SANs). The complete integration and validation of the LAN, WAN infrastructure, along with the implementation of state-of-the-art security policies, allows Inter-Tel to provide the right environment for successful VoIP implementations.
     By forming relationships with major manufacturers of hardware and software technologies, Inter-Tel provides the routers, switches, security products, wireless connectivity, application servers and other devices required for a customer’s infrastructure for today’s enhanced technologies. We offer pre-sale design support, project coordination and installation support on our full line of server-based telephony products and IP telephony products and services.
     Inter-Tel Professional Services
     We have established Inter-Tel Professional Services to assist our dealers with the implementation of our product line. Inter-Tel Professional Services provides complete implementation services including end-to-end project management, system design, network analysis, network configuration, system installation, training, and post-cutover support agreements. Should complete implementation support not be required, any one of the implementation components listed above can also be provided. While the primary focus of Inter-Tel Professional Services relates to the implementation of the Inter-Tel 7000, the services and support listed above is available for all Inter-Tel products.

     Leasing Services
     Inter-Tel offers its TotalSolutionSM program through our subsidiary, Inter-Tel Leasing, Inc. The TotalSolutionSM program enables end users to acquire a full range of business communications systems and applications designed and manufactured by Inter-Tel, as well as maintenance and support services. This program provides a total-system financing, service and support package to the customer at a set monthly cost, with system expansion available for an additional fee. The typical TotalSolution contract has a term of 60 months and allows the customer to renew at a specified price for up to an additional 36 months.
     Inter-Tel also offers a line of lease-purchase financing. Lease terms range from 24 to 84 months with $1.00, fixed and fair market value purchase options. Inter-Tel can also customize financing packages to suit customers with special financial needs. Customers are able to lease directly from Inter-Tel or an authorized third-party leasing company supporting an Inter-Tel dealer, thereby allowing us or one of our dealers to maintain a direct relationship with our customers. This direct relationship allows Inter-Tel to provide customers with maintenance and support services and information regarding other Inter-Tel products and services.
     Peripheral Products
     Through our CommSource® division, Inter-Tel distributes peripheral telecommunications products, applications and services developed by third parties to our direct sales offices, dealers and VARs. We offer a selection of products including analog and cordless telephones; audioconferencing bridges and accessories; call accounting; call logging/recording; computer telephony products; data equipment; headsets; installation equipment; message-on-hold; paging equipment; power protection and backup; premise wireless and videoconferencing systems; and other accessories. CommSource® sells and distributes products we have endorsed as leading communications peripherals widely deployed within organizations, many of which interface with our communication platforms.
SALES AND DISTRIBUTION
     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs) that sell our products to organizations throughout the United States and internationally, primarily targeting entrepreneurs, small-to-medium enterprises, service organizations and governmental agencies. As of December 31, 2006, we had fifty-seven (57) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States that purchase directly from us or through distributors. Included in our sales office in Phoenix is the primary location for our national, government and education accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In February 2006, we made a strategic change relative to our sales channels. Prior to 2006, the retail and wholesale sales functions were managed separately. In an effort to provide higher levels of support and cooperation between all channels, the two sales channels now both report to our vice president of sales. In addition, we maintain wholesale distribution offices in the United Kingdom and Ireland that supply Inter-Tel’s dealers and distributors throughout the UK, Ireland, other parts of Europe, Australia and South Africa. We also have a dealer in Japan. We also maintain research and development and software sales offices in Tucson, Arizona, Frederick, Maryland, Ireland, and in the United Kingdom.
     To further assist all distribution channels with the prospective successful entry into the enterprise market with the Inter-Tel 7000, we have established a new sales support organization, the Enterprise Sales Overlay Team. This group was established to provide prospective 7000 clients (regardless of sales channel) with a central point of contact that can assemble the appropriate sales team to offer a consistent and professional presentation. The Enterprise Sales Overlay team has been in place since November 2006 and was developed to assist both direct and indirect sales channels with Inter-Tel 7000 sales efforts. The group is comprised of enterprise sales executives and enterprise sales engineers. The individuals chosen for this group have extensive backgrounds in enterprise sales, data expertise and enterprise software sales. Each team member has worked for a variety of industry leading competitors in the large enterprise space. The Sales Overlay Team is geographically dispersed to allow prompt responses to our Inter-Tel 7000 opportunities. This group was developed to take the leading role in Inter-Tel 7000 opportunities. Both our dealer and direct sales channels have been instructed on how to deploy this support resource.

Distribution Channels
     Our success depends in part upon the strength of our distribution channels and our ability to maintain close access to our end user customers through our distribution channels. In recent periods, we have sought to improve our access to end users through strategic acquisitions of resellers of telephony products and services, some of which are located in markets in which we have existing direct sales offices. As of December 31, 2006, Inter-Tel’s direct sales office personnel (including Network Services and DataNet) and national, government and education accounts personnel consisted of 1,135 and 51 persons, respectively.
     Direct dealers and VARs enter into reseller agreements with us for a term of one or more years. These agreements often include requirements that the reseller meet, or use their best efforts to meet, minimum annual purchase quotas. We generally provide support and other services to our resellers under the terms of the agreements. We face intense competition from other telephone system and voice processing system manufacturers, as many of our dealers carry other products that compete with our products. In an effort to further solidify our relationship with our direct dealer channel and to offer a unified approach for the distribution of our products, software and services, we launched a program in 2006 under the name of “One Inter-Tel”. The program was designed to utilize the skill sets of our direct office personnel to assist our direct dealers with aspects of running their businesses. Compensation plans for regional vice presidents, general managers and senior sales engineers were modified to incorporate the direct dealer channel sales results under the One Inter-Tel initiative. Several additional changes were instituted to further assist our direct dealers. The Inter-Tel direct sales offices have made available all demonstration facilities, as well as access to in field sales assistance from our senior management, branch sales management and sales engineering group to our exclusive dealers. The One Inter-Tel initiative has allowed for assistance on technical support, problem site resolution and implementation from our direct sales office operations group. The intended net result of this initiative is a higher level of both end user and direct dealer channel satisfaction.
     We offer additional incentives, programs and support resources to dealers that agree to sell Inter-Tel systems and solutions on an exclusive basis under our exclusive business partner (EBP) program. This program was designed to reward dealers that sell only Inter-Tel products to all new prospects and seek to upgrade their non-Inter-Tel customer base. In return for this commitment from our EBP dealers, Inter-Tel offers its expertise to help them manage their businesses, including operational business reviews, shared human resource forms and policies, additional sales, marketing and training support, enhanced co-op benefits, and special sales promotions and awards. In addition, we allow EBP dealers to use our branch sales offices and demonstration rooms to help them in the sales process, as well as access to Inter-Tel’s trade names, logos and competitive analysis.
National, Government and Education Accounts
     Inter-Tel’s National, Government and Education Accounts Division (NGEA) services the following organizations: large commercial companies; multi-location national customers; the Federal Government and its agencies; state, municipal and local governments; and educational institutions throughout the United States. NGEA offers the full line of Inter-Tel converged communications solutions, as well as a Managed Services rental program and support services.
     NGEA support programs and Managed Services Rental Programs, are designed to be comprehensive and flexible, providing companies, government agencies, and educational organizations technical solutions with a level of support that allows them to concentrate on building future infrastructure needs, with continued support for previously installed products.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to Inter-Tel’s business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through December 31, 2006. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate at

December 31, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in April 2007, but we have requested and expect to receive a new contract prior to our current expiration.
Lease Financing Services
     Inter-Tel offers lease financing options, including its TotalSolutionSM program through our subsidiary, Inter-Tel Leasing, Inc. and a line of lease purchase financing from Inter-Tel or an authorized third-party leasing company supporting Inter-Tel dealers. These programs enable end users to acquire a full range of telephony systems and applications designed and manufactured by Inter-Tel, as well as maintenance and support services. Please refer to “Leasing Services” in “Other Products and Services” above for additional information regarding these programs.
International Sales
     We currently have dealers in North America, the UK, Ireland, other parts of Europe, Australia, Japan and South Africa, and we are currently working to expand our international dealer network. International sales, which include business communications systems and IP telephony and peripheral products, accounted for approximately 10.0% and 8.4% of our net sales in 2006 and 2005, respectively. In order to sell our products to customers in other countries, Inter-Tel must comply with local telecommunications standards. Our Inter-Tel 7000 and 5000 series Network Communications Solutions, Axxess system and the Lake converged communications products can be modified using our software and hardware to facilitate compliance with these local regulations. In addition, the Inter-Tel Axxess, the Inter-Tel 5000 and the Inter-Tel 7000 platforms have been designed to support multi-lingual functionality, and all three platforms currently support American English and British English. The Inter-Tel Axxess and the Inter-Tel 5000 additionally support Japanese and Spanish languages.
Customer Service and Support
     Customer service and support are critical components of customer satisfaction and the success of our business. Through its continuous improvement process, Inter-Tel implements quality processes throughout its business operations. We have established formal procedures to provide responsiveness to customer requests, monitor response times and measure customer satisfaction. We have also established means by which all end users, including customers of our resellers, can request product enhancements directly from us. In the past several years, we significantly enhanced our Internet, intranet and extranet capabilities. Inter-Tel’s website is designed to offer our direct sales offices and dealer channel support for sales and technical support activities. Our website also offers a wide array of sales and technical information, including an on-line product and service catalog, efficient order processing, portable-document-format sales brochures, competitive information, on-line technical manuals and frequently-asked-questions on important topics. The Inter-Tel website also supports the ability to initiate and track the status of technical support tickets from our web site to help improve communication concerning the status of submitted tickets, and we have continued to develop and enhance our sales proposal platform.
     We operate a technical support group that provides a range of support services to our distributors, dealers and end user customers through the Internet and through a toll-free telephone number. Inter-Tel provides on-site customer support through our direct sales offices and dealers and, using remote diagnostic procedures, we have the ability to detect and correct system problems from our technical support facilities. We also operate a centralized Customer Care Center that manages the scheduling and dispatching of technicians and quality of service to the customer. We analyze feedback from our customer service call records as consideration for product and service enhancements. Our direct sales offices and resellers can receive service activity reports summarizing the reasons that technicians are asking for assistance and common issues that give rise to technical inquiries, which allows our direct sales offices and resellers to track trends in their service operations and to thereby provide better customer service. Inter-Tel supports its dealers and VARs through extensive training programs offered at Inter-Tel’s facilities and through virtual remote training courses tied into Inter-Tel University. Inter-Tel also provides a toll-free telephone number for sales and technical support, an extranet site offering up-to-date sales and support information, and end-user marketing materials.
     We have established Inter-Tel Professional Services to assist our dealers with the implementation of our product line. Inter-Tel Professional Services provides complete implementation services including end-

to-end project management, system design, network analysis, network configuration, system installation, training, and post-cutover support agreements. Should complete implementation support not be required, any one of the implementation components listed above can also be provided. While the primary focus Inter-Tel Professional Services relates to implementation of the Inter-Tel 7000, the services and support listed above is available for all Inter-Tel products.
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
RESEARCH AND DEVELOPMENT
     We believe that our ability to enhance our current products, develop and introduce new products on a timely basis, maintain technological competitiveness and meet customer requirements is essential to our success. Inter-Tel’s research and development efforts in recent years have been focused on extending the feature sets and functional capabilities of the Inter-Tel 5000 network communications family of products, completing the development of initial release of the 7000 Network Communications product, development of the next generation of our multi-protocol IP endpoints, significant enhancements to our contact center applications, expanding our interoperable portfolio of best of breed 3rd-party SIP devices and applications and the integration of the Linktivity web collaboration technology into many of our applications. Inter-Tel’s research and development efforts over the last several years have also been focused on the development of, and enhancements to, our Axxess system, including adding new applications, enhancing and developing new IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications.
     As of December 31, 2006 and 2005, we had a total of 290 and 286 personnel engaged in research and development and support functions, respectively. Research and development expenses were $33,679,000; $33,258,000; and $28,815,000 in 2006, 2005, and 2004, respectively.
MANUFACTURING
     Inter-Tel manufactures substantially all of its systems through third party subcontractors located in the United States, Mexico, Malaysia, the People’s Republic of China and the United Kingdom. These subcontractors use both standard and proprietary integrated circuits and other electronic devices and components to produce our communications systems, physical endpoints and printed circuit boards to our engineering specifications and designs. In some cases, our suppliers perform systems integration, software loads, perform functional tests and make final shipment. Jabil Circuit Inc., a multinational electronics company, currently manufactures a significant portion of our products, including substantially all of the printed circuit boards used in the Inter-Tel 5000 Network Communications Solutions and the Axxess platform, at Jabil Circuit’s Tempe, Arizona facility. The 7000 Network Communications Product uses commercial grade server platforms specifically branded for Inter-Tel and sourced in Phoenix, Arizona. We provide our manufacturing contractors with forecasted schedules of our manufacturing needs and revise the forecasts on a periodic basis. We continuously monitor the quality of the products produced on our behalf by our manufacturing subcontractors.
COMPETITION
     The market for our products has traditionally been highly competitive and this trend is even more prevalent with the further adoption of IP technology. The communications market is characterized by rapid technological change, business consolidations and decreasing prices based on the adoption of open standards and increasing non-traditional endpoint options. Competitors for our converged communication products geared toward the business communications market include Aastra, Avaya, Nortel Networks, 3Com, Adtran, Alcatel, Altigen, Cisco Systems, Interactive Intelligence/Vonexus, Iwatsu America, Inc., Mitel Networks, NEC Corporation, Panasonic, ShoreTel, Siemens, Toshiba and Vertical Networks (including former acquired Comdial and Vodavi organizations) in addition to several new niche entrants into the VOIP market. All of these competitors have been active in developing and marketing IP networking products and have established relationships with customers within their markets. Microsoft offers the Microsoft Live

Communications Server, which is proprietary software that facilitates voice communication and collaboration over IP networks. This platform will be further enhanced in the future to compete with our IP convergence products. We also compete against the RBOCs, which typically offer systems produced by one or more of our competitors listed above and also typically offer IP Centrex systems in which automatic calling facilities are provided through equipment located in the telephone company’s central office. Hosted solution IP providers, such as CBeyond, are also competitive forces that we face on an increasing basis. These providers have mirrored the IP Centrex offerings through the RBOCS at a more cost effective price point. We also compete with RBOC’s and next-generation service providers, such as DSL providers and cable companies, that offer bundled telephony and data services in an application service provider telephony model.
     In the market for voice processing applications, including voice mail, we compete against Captaris, Active Voice (subsidiary of NEC America), InterVoice-Brite, Avaya, Nortel Networks and other competitors. In the market for long distance services, we compete against AT&T, Global Crossing, Qwest, Sprint, Verizon and others. We also expect to compete with RBOCs, cable television companies, satellite and other wireless broadband service providers for long distance business.
     Key competitive factors in the sale of converged communications systems and related applications include price, performance, features, reliability, initial implementation, service and support, brand recognition and distribution capability. We believe that we compete favorably in certain of our markets with respect to the price, performance, implementation and features of our systems, as well as the level of service and support that we provide to our customers. However, certain of our competitors have significantly greater resources, brand recognition and distribution capabilities than we do.
INTELLECTUAL PROPERTY RIGHTS
     Our success depends upon the protection of our proprietary technology. As of December 31, 2006, we held 44 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. We also currently have 25 pending U.S. patent applications and several pending foreign patent applications. We also rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.
EMPLOYEES
     As of December 31, 2006, we had a total of 1,949 employees, of whom 687 were engaged in sales, marketing and customer support; 281 in direct sales office administrative, wholesale administrative and other management personnel; 565 in manufacturing, quality and related operations, including direct sales office operations personnel; 290 in research and development and related technical service and support functions; and 126 in finance, information systems, administration and executive management. We believe our relations with our employees are good.
ACCESS TO INFORMATION
     Our Internet address is www.inter-tel.com. We make available at this address, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will also provide paper copies of this annual report on Form 10-K, available upon written request to Stockholder Relations, 1615 S. 52nd Street, Tempe, Arizona 85281.

ITEM 1A. RISK FACTORS
FORWARD LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. No forward-looking statement can be guaranteed, and you are cautioned not to place undue reliance on these forward-looking statements. Actual future results may differ materially.
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
Risks Related to Our Business
     Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.
     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:
•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products and services sold and the mix of new and recurring customers;

•	the mix of distribution channels;

•	general economic conditions, including interest rates and the condition of the markets our business addresses;

•	patterns of capital spending by customers and the relative size of our customers, in particular at times when we are introducing new systems and software targeted to and designed for larger customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effects of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact of the E-Rate settlement, the one year debarment by the FCC of Inter-Tel Technologies from E-Rate opportunities, and expected fines and penalties associated with our former GSA variances and noncompliance, which could affect both our government business and our commercial business;

•	the impact of settlements, continuing litigation, proceedings and other contingencies, which could affect our business;

•	the impact of costs and uncertainties resulting from stockholder actions, including actual or potential proxy contests or acquisition proposals;

•	fluctuations in interests rates, and the timing and volume of sales of leases to third party funding sources;

•	the potential impact of accounting pronouncements, such as FIN 48 or FAS 123R;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers, including dealers from our Lake operations, typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the recent past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results would suffer unless we significantly increased sales to new customers. Moreover, particularly in an environment of fluctuating interest rates, the timing, volume and profitability of lease resales from quarter to quarter could impact operating results. Management has historically sold these rental streams at least once per quarter. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. Management has typically held these customer lease renewals on balance sheet, although the Company could elect to sell these renewals to a third-party financial institution.
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

     During the first quarter of 2006, Inter-Tel announced the future release of the Inter-Tel 5600 and Inter-Tel 7000 products, both of which address larger IP PBX configurations. The Inter-Tel 5600 was released in June 2006. We previously scheduled the Inter-Tel 7000 to be released during the third quarter of 2006, although the release was delayed to early November 2006. The late release of the Inter-Tel 7000 or the possibility that these systems may not be commercially accepted could cause the Company’s financial performance to be materially and adversely affected. In addition, the Inter-Tel 7000 product was designed to address the mid-market and enterprise communications market. Although Inter-Tel has successfully sold products in the mid-market, we have not traditionally sold a significant number of systems and software into the large enterprise market. There are no assurances that we will be successful in selling and supporting these customers in the large enterprise market.
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
Our future success largely depends on increased commercial acceptance of our Inter-Tel 5000 series and Inter-Tel 7000 Network Communications Solutions, the Lake OfficeLink product (branded EncoreCX® in North America), the Lake Sigma product (branded Sprint/Embarq Connection CentralTM in North America), speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, multi-protocol SIP endpoints, and related computer-telephony products, as well as continued acceptance of our Axxess® systems and software.
     Over the past two years, we have introduced a number of new products and platforms, including: Inter-Tel Audio and Web Conferencing, a SIP-based web and audio conferencing application; Inter-Tel Web Conferencing and Remote support (collaboration) solutions; the Inter-Tel 5000 Network Communications Platform and updates; the Inter-Tel 7000; enhanced convergence features on the Axxess system; the Lake Sigma product; introduction of the advanced router module for the Lake OfficeLink product; significant enhancements to our Call and Contact Center Suite of applications; integrated web collaboration and video conferencing capabilities into our Unified Communicator® application, and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, including the Inter-Tel 5000 series and Inter-Tel 7000 Network Communications products, the Unified Communicator® products, Contact Center Suite ACD products, web and audio conferencing collaboration technology, the Lake Communications converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms as well as the continued acceptance of the Axxess systems and software. We cannot assure you that these products or platforms will achieve broad commercial acceptance in the future and if they fail to achieve broad commercial acceptance our operating results could be materially adversely affected.
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
     The markets for our products and services are extremely competitive and we expect competition to increase in the future, particularly as the networking and telephony industries continue to consolidate and the shift to IP-centric enterprise telephony solutions accelerates. Our current and potential competitors in our primary business segments include:
•	PABX, converged systems and IP-PBX providers, distributors, or resellers such as Aastra, Adtran, Alcatel, Altigen, Avaya, Cisco Systems, 3Com, Iwatsu, Interactive Intelligence/Vonexus, Lucky Goldstar, Mitel, NEC, Nortel, Panasonic, Samsung, ShoreTel, Siemens, Toshiba, Vertical Networks (including acquisitions of the former Comdial and Vodavi organizations).

•	large data routing and convergence companies such as 3Com, Adtran and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	web collaboration product and service providers, such as Centra, Citrix, eDial (a division of Alcatel), IBM, Microsoft, Raindance Communications, and WebEx;

•	hosting service providers such as AT&T (formerly SBC), Layered Technologies, New Global Telecom (NGT), and Vonage using servers to host call processing functions that have traditionally been owned by customers;

•	long distance services providers such as AT&T, Global Crossing, MCI, Qwest, Sprint and Verizon;

•	large computer and software corporations such as Dell, IBM, HP, Intel and Microsoft;

•	peer-to-peer softphone services such as Skype/eBay;

•	regional Bell operating companies, or RBOCs, competitive local exchange companies, or CLECs; cable television companies, IP Centrex service providers, VoIP trunk replacement providers, and satellite and other wireless and wireline broadband service providers offering IP centrex services such as AccessLine, AT&T (formerly SBC), cBeyond, Covad, Level-3, New Global Telecom, Qwest, Time-Warner Telecom, and Vonage; and

•	independent leasing companies that provide telecom equipment financing.
     These and other companies may also form strategic relationships with each other to compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements. Strategic relationships and business combinations could increase our competitors’ ability to address customer needs with their product and service offerings that are broader than the product and service offerings we provide. In this regard, Microsoft and Nortel have announced an alliance presumably designed to offer business communications linked with business applications. Furthermore, sales of the Inter-Tel 5600 system (an offering of the Inter-Tel 5000 platform) and the Inter-Tel 7000 platform, which are designed to address the needs of larger customers than Inter-Tel has traditionally sold VoIP systems to, could lead to additional price and margin pressures from larger and better known competitors such as Cisco Systems, Avaya and Nortel. In addition, sales of larger VoIP systems may require higher levels of support, particularly during the introduction of these products to general availability, which could also impact gross margins and net income.
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
     Our telecommunications products and software are highly complex. Although our new products and upgrades are examined and tested prior to release, they can generally only be fully tested when used by a large customer base. Consequently, our customers have in the past and may in the future discover program errors, or “bugs,” or other defects after new products and upgrades have been released. Some of these bugs may result from defects contained in component parts or software from our suppliers or other third parties that are intended to be compatible with our products and over which we have little or no control. Although we have test procedures and quality control standards in place designed to minimize the number of errors and defects in our products, we cannot assure you that our new products and upgrades will be free of bugs when released. If we are unable to quickly or successfully correct bugs identified after release, we could experience the following, any of which would harm our business:
•	costs associated with the remediation of any problems;

•	costs associated with design modifications;

•	loss of or delay in revenues;

•	loss of customers;

•	damage to our reputation;

•	failure to achieve market acceptance or loss of market share;

•	increased service and warranty costs;

•	liabilities to our customers; and

•	increased insurance costs.
The complexity of our products has caused delays and could cause future delays in the development and release of new products and services. As a result, customer demand for our products could decline, which could harm our business. Additionally, changes in technology could render current inventories obsolete.
     Due to the complexity of our products and software, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products and software on a regular and timely basis, customer demand for our products and software could decline, which would harm our business. For instance, we believe that a delay in connection with our release of the Inter-Tel 5000 series Network Communications Platforms may have unfavorably impacted our sales efforts in 2005 and 2006. Additionally, as technology changes and as we or our competitors release new products, there is a risk that our current products and inventories could become obsolete or excessive leading to write-downs of our inventory balances in amounts that could be material to our results of operations. During Q1 2006, Inter-Tel announced the planned releases of the Inter-Tel 5600 product and the new Inter-Tel 7000 LAN telephony system. The Inter-Tel 5600 was released on schedule in September 2006, but the general availability of the Inter-Tel 7000 was delayed to early November 2006. If these products are not commercially accepted, then Inter-Tel financial results would be negatively impacted.
Our founder and former Chief Executive Officer controls approximately 19.3% of our Common Stock, may be able to exert significant influence over the Company and has signaled his willingness to engage with the Company with respect to significant matters.
     As of December 31, 2006, Steven G. Mihaylo, a stockholder and member of Inter-Tel’s Board of Directors, beneficially owned approximately 19.3% of the existing outstanding shares of the Common Stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring stockholder approval. In addition, the concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of Inter-Tel. As previously reported, Mr. Mihaylo took various business and legal actions against Inter-Tel during 2006. In addition, on March 2, 2007 Mr. Mihaylo submitted a notice to the Company disclosing his intention to nominate up to five (5) individuals for election to Inter-Tel’s Board of Directors, including incumbent directors Mr. Mihaylo, Dr. Puri and Mr. Urish, at the Company’s 2007 Annual Meeting of stockholders. On March 2, 2007, Mr. Mihaylo also submitted a notice to the Company disclosing his intention to submit seven (7) proposals to a vote of the Company’s shareholders at the Company’s 2007 Annual Meeting. On March 6, 2007, Mr. Mihaylo filed a Form 13D with the SEC, disclosing his intention to propose for election five (5) individuals to serve on Inter-Tel’s Board of Directors, as well as his intention to submit seven (7) nonbinding proposals to a stockholder vote at the upcoming Annual Meeting of Stockholders.
     Mr. Mihaylo’s 2006 actions and recent 2007 actions as described above have caused the Company to incur significant legal and other advisory expenses and the 2006 actions and Company responses to such actions have subjected the Company and its Board of Directors to stockholder class action litigation. Such actions, or any other future actions that Mr. Mihaylo may take or that the Company may take in response to

Mr. Mihaylo’s actions may further divert the attention of our Board of Directors and management from the conduct of the Company’s business and enhancing stockholder value, may force the Company into another costly and divisive proxy contest that could be highly disruptive, may cause competitors to negatively use his filings against us in sales proposals, may cause employees to seek other employment outside the Company, may cause current customers to look for alternative vendors, may disrupt any strategic initiatives or transactions in which the Company is involved, may expose the Company to additional litigation, and may cause us to incur additional significant legal, advisory and other expenses. Accordingly, the continuation of Mr. Mihaylo’s activities could cause a material adverse affect on the operations of the core business.
Business acquisitions, business ventures, and/or dispositions entail numerous risks and may disrupt our business, dilute stockholder value and distract management attention.
     As part of our business strategy, we consider acquisitions and business ventures of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Such acquisitions or business ventures could materially adversely affect our operating results and/or the price of our common stock. Acquisitions and business ventures also entail numerous risks, some of which we have experienced and may continue to experience, including, but not limited to those indicated below:
•	unanticipated costs and liabilities;

•	difficulty of assimilating the operations, products and personnel of the acquired business or business ventures;

•	difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;

•	difficulties in maintaining customer relationships;

•	difficulties in servicing and maintaining acquired products, in particular where a substantial portion of the target’s sales were derived from our competitor’s products and services;

•	difficulty of assimilating the vendors and independent contractors of the acquired business or business venture;

•	the diversion of management’s attention from the core business;

•	inability to maintain uniform standards, controls, policies and procedures;

•	potential disagreements and impact on the ongoing acquired operations related to the computation of earn-outs associated with post-acquisition results; and

•	impairment of relationships or risk of loss of acquired employees and customers occurring as a result of integration of the acquired business.
     To the extent that shares of our stock or the rights to purchase stock are issued in connection with any future acquisitions or new business ventures, dilution to our existing stockholders would result and our earnings per share may suffer. Any future acquisitions or new business ventures may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses or new business ventures.
     Finally, as part of our fiduciary responsibilities, we consider dispositions, including divisions and/or subsidiaries from our core businesses. As a result thereof, such dispositions would entail numerous risks including, but not limited to, unanticipated costs or liabilities, the diversion of management’s attention from our business, risk of loss of affected employees and/or customers resulting from the disposition, inadequacy of sales proceeds and any adverse affect of accounting treatment. Any of such factors could cause a material adverse affect on operations.
We may not be able to adequately protect our proprietary technology and may be infringing upon third-party intellectual property rights.
     Our success depends upon the protection of our proprietary technology. As of December 31, 2006, we held 44 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. We also have 25 pending U.S. patent applications and several pending foreign patent applications. We further rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.

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
     Many of our competitors have large patent portfolios, and we are or could become subject to third-party claims that our current or future products or services infringe upon the rights of others. For example, we are subject to claims initiated by our primary competitors, including Alcatel-Lucent, alleging that certain of our key products infringe upon their intellectual property rights, including patents, trademarks, copyrights, or other intellectual property rights. We have viewed presentations from Lucent (now Alcatel-Lucent) and others alleging that our Axxess® business communications system, associated applications and related 3rd party products that we distribute utilize inventions covered by certain of their patents. We are continuing the process of investigating these matters. The ultimate outcomes by their nature are uncertain, and we cannot ensure that these matters, individually or collectively, would not have a material adverse impact on our financial position, liquidity and future results of operations.
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
     We currently obtain certain key components for our communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards, servers and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components, quality assurance and costs. We currently manufacture our products, including products manufactured for Lake, through third-party subcontractors located in the United States, Mexico, Malaysia, the People’s Republic of China and the United Kingdom. Jabil Circuit, Inc. currently manufactures a significant portion of our products at its Tempe, Arizona, facility, including substantially all of the printed circuit boards used in the Axxess systems and Inter-Tel 5000 series systems. The 7000 Network Communications Product uses commercial grade server platforms specifically branded for Inter-Tel and sourced in Phoenix, Arizona. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future.
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
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolved the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., a wholly-owned subsidiary of the Company (“Technologies”), in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs
     Inter-Tel accrued approximately $9.5 million in costs in 2004, which included criminal fines, civil settlement and restitution, uncompensated E-Rate work, accounts receivable forgiveness, and related attorneys’ fees and other expenses discussed above. The payments constituting the primary components of the settlement are not tax deductible. The effect of the Civil Settlement and Plea Agreement was primarily recorded in 2004, although the Company has continued to incur additional legal expenses related to the defense of a former employee in connection with this matter pursuant to California statute.
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
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through December 31, 2005. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate at December 31, 2005 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in April 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.
We have been involved in legal disputes, which have resulted in a jury verdict, legal settlement and associated legal costs, which may cause further competitive and financial harm to our business.
     During the quarter ended September 30, 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes), net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in a commercial dispute with a prior Executone dealer in the net amount of approximately $7.4 million. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company appealed the verdict, the appellate court rejected the appeal, and on November 3, 2006, the Company paid the full amount of the judgment plus accrued interest totaling $8.0 million, in addition to attorney’s fees and related court costs. During the third quarter of 2005, the Company reached a separate settlement in another legal matter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter of 2005 for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint and conducting discovery. Any such similar litigation will subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
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
     On June 16, 2006, a stockholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional stockholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claimed breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims were both dismissed by the Plaintiffs in the fourth fiscal quarter 2006. The Company is in the process of evaluating and conducting discovery in the Delaware class action suit.
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
     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. Acquiring or maintaining the continued service of key personnel may be particularly difficult due to the uncertainty created by Mr. Mihaylo’s proxy initiatives. Moreover, our operating results could be impaired if we lose a substantial number of key employees from recent acquisitions, including personnel from acquisitions identified in Note C to the Consolidated Financial Statements. We cannot assure you we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.
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
     In the past few years, we introduced the Inter-Tel 5000 series and 7000 platforms, IP telephony enhancements to the Axxess® system as well as presence management and collaboration applications, which are typically sold to larger customers at a higher average selling price and often represent a significant expenditure in communications infrastructure by the prospective enterprise customer. Sales of the new Inter-Tel 5600 and 7000 platforms, which are designed to address the needs of larger customers, could lead to additional price and margin pressures from larger and better known competitors such as Cisco Systems, Avaya and Nortel. In addition, sales of larger VoIP systems may require higher levels of support, in particular during the introduction of these products to general availability, which could also impact gross margins and net income. The purchase of our products typically involves numerous internal approvals relating to the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, which can range from a few months to more than 12 months, thereby subjecting our sales cycle to a number of significant uncertainties concerning budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer and along product lines. While our customers are evaluating our products before placing an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. In addition, installation of multiple systems for large, multi-site customers may occur over an extended period of time, and depending on the contract terms with these customers, revenues may be recognized over more than one quarter, as systems are completed in separate phases and accepted by the customers. Consequently, if sales forecasted from such customers for a particular quarter are not realized in that quarter, our operating results could be materially adversely affected.
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
     We also use a third party application service provider to generate invoicing, manage provisioning and reporting in our local, long distance and network services division. This hosted third party service is off-premise, we do not own or manage the systems or software, and we have no control over the actions of the third party company. Disruptions in their software, servers, or network connectivity, including any loss of this invoicing service could severely affect our ability to generate invoices to our customers and could thus have a significant impact on our net sales. Accordingly, such disruptions could adversely affect our business.
Our stock price has been and may continue to be volatile, impairing your ability to sell your shares at or above purchase price.
     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	reactions of investors, competitors, customers or suppliers to the threatened 2007 proxy contest initiated by Mr. Mihaylo, including the non-binding proposals submitted Mr. Mihaylo;

•	announcements of developments relating to our business;

•	investors’ reactions to actions of large stockholders;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or stock transactions by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations or alternatively, results that exceed such expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors, including product delays;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition or disposition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	the impact on our business of the E-Rate settlement, the one year debarment of Technologies from the E-Rate program, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
     Although the IP network voice communication market is reaching mainstream, it is still developing, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will not change and shift as the market develops, or that the nature of the delivery mechanisms or competitive landscape will not change. Even if IP voice markets fully develop, we cannot assure that our products, including the IP telephony features of the Axxess systems, the Inter-Tel 5000 Network Communication Solutions, the newly released Inter-Tel 7000 Network Communication Solutions, our SIP/IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.
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
     Our supply of telecommunications services and information depends on several long distance carriers, RBOCs, local exchange carriers, or LECs, and competitive local exchange carriers, or CLECs. We rely on these carriers to provide local and long distance services, including voice and data circuits, to our customers and to provide us with billing information. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure you that an increase in regulations will not harm our business. Our current contracts for the resale of services through long distance carriers include multi-year periods during which we have minimum use requirements and/or costs. The market for long distance services is experiencing, and is expected to continue to experience significant price competition, and this may cause a decrease in end-user rates. We cannot assure you that we will meet minimum use commitments, that we will be able to negotiate lower rates with carriers if end-user rates decrease or that we will be able to extend our contracts with carriers at favorable prices. If we are unable to secure reliable Network Services from certain long distance carriers, RBOCs, LECs and CLECs, or if these entities are unwilling or unable to provide telecommunications services and billing information to us on favorable terms, our ability to expand our own Network Services will be harmed. Carriers that provide telecommunications services to us may also experience financial difficulties, up to and including bankruptcies, which could harm our ability to offer telecommunications services.
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
     We continue to spend a substantial amount of management time and external resources to comply with existing and changing laws, regulations and standards in general, and specifically relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, PCAOB and Nasdaq Stock Market rules, as well as commercial dealings with other government entities. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations of the effectiveness of these systems by our management and by our independent auditors. We completed our documentation and testing of our internal control systems and procedures as required for 2006, 2005, and 2004. This process has required us to hire additional personnel and use outside advisory services and resulted in additional accounting and legal expenses. The results of the documentation and testing for these periods indicated that we had adequate internal controls over financial reporting. However, if in the future our chief executive officer, chief financial officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of Inter-Tel may be adversely affected and could cause a decline in the market price of our stock. Failure to comply with other existing and changing laws, regulations and standards could also adversely affect the Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

ITEM 2. PROPERTIES
     Our corporate headquarters in Tempe, Arizona is located in a 22,600 square foot building pursuant to a lease that expires in May 2008. Also in the Phoenix metropolitan area, we lease three other locations totaling approximately 200,000 square feet which house our operations and primary distribution center, principal product development and support operations, direct sales functions, and administration and executive offices with leases that expire in March through May of 2008. We also own a 74,000 square foot facility located in Reno, Nevada, which includes portions of our credit and lease finance facilities, executive and administrative functions, a business development center, a customer care center and a sales office. We also lease sales and support offices and warehouses in 64 locations in the United States, three in the United Kingdom and two in Ireland. Our aggregate monthly payments under these leases were approximately $706,000 at December 31, 2006. We believe our facilities will be adequate to meet our current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.
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
     At the meeting, the holders of 22,524,535 shares of the Company’s Common Stock were represented in person or by proxy, constituting a quorum. The stockholders voted on and rejected the proposal. The votes were as follows:

	For:	Against:	Abstain:
Proposal that the stockholders urge the Inter-Tel Board of Directors to arrange for the prompt sale of Inter-Tel to the highest bidder.	11,013,912	11,272,464	238,159

PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Inter-Tel Common Stock (Nasdaq symbol: INTL) is traded on the Nasdaq Global Market and traded on its predecessor market since February 1983. As of March 8, 2007, there were 1,097 registered stockholders of record of our Common Stock. The following table sets forth high and low sales prices reported by Nasdaq for each quarter in the last two years.

2006	High	Low	2005	High	Low
First Quarter	$22.83	$19.03	First Quarter	$30.00	$24.36
Second Quarter	24.18	19.84	Second Quarter	24.66	17.27
Third Quarter	22.50	19.37	Third Quarter	25.34	18.45
Fourth Quarter	22.72	20.16	Fourth Quarter	21.01	18.12
     Dividends. Since December 31, 1997, we have paid quarterly cash dividends (the “cash dividend”) for every share of Common Stock to stockholders of record. Dividend payments have traditionally been made on or about 15 days after the end of each fiscal quarter. Our Board of Directors has periodically increased the cash dividend. Below is a summary of our dividends accrued and paid since December 31, 1997, the date we first declared cash dividends on our Common Stock. The Company currently anticipates paying cash dividends in the foreseeable future on its Common Stock.

Period	Q1	Q2		Q3	Q4	Totals

1997	—	—		—	$0.01	$0.01
1998	$0.01	$0.01		$0.01	$0.01	$0.04
1999	$0.01	$0.01		$0.01	$0.01	$0.04
2000	$0.01	$0.01		$0.01	$0.01	$0.04
2001	$0.01	$0.01		$0.01	$0.02	$0.05
2002	$0.02	$0.02		$0.03	$0.03	$0.10
2003	$0.03	$0.03		$0.06	$0.06	$0.18
2004	$0.06	$0.06		$0.07	$0.07	$0.26
2005	$0.08	$1.08	(1)	$0.08	$0.08	$1.32
2006	$0.08	$0.08		$0.08	$0.08	$0.32
     (1) One-Time Special Dividend. Includes the payment of a one-time special dividend of $1.00 per share, effective for stockholders of record at March 31, 2005 and paid on or about April 15, 2005.
No Sales of Unregistered Securities
     We have not made any sales of unregistered securities during the past three years, except for sales of our Common Stock to employees exercising their stock options during the period prior to the effectiveness of a registration statement on Form S-8 relating to such sales.
Equity Compensation Plan Information
     Information regarding Inter-Tel’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plan, is set forth in the section entitled “Equity Compensation Plan Information” in Inter-Tel’s Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after Registrant’s fiscal year end of December 31, 2006. The table required by Item 201(d) of Regulation S-K referred to under Item 12 herein is incorporated by reference to the proxy statement.

Performance Graph (Comparison of Five-Year Cumulative Total Returns)
     The following Performance Graph is furnished as part of this Annual Report to Stockholders. The following graph compares the cumulative total return of the Company’s Common Stock with the Nasdaq U.S. Index and the Nasdaq Telecommunications Stocks index from December 2001 to December 2006. Inter-Tel selected the Nasdaq Telecommunications Stock index for comparisons in this second graph and for future comparative periods.
COMPARISON OF CUMULATIVE TOTAL RETURNS AMONG
INTER-TEL, NASDAQ U.S. AND NASDAQ TELECOM INDICES
Legend

Description	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/30/06
Inter-Tel (Delaware), Incorporated	100.0	109.35	131.70	145.85	110.19	126.62
Nasdaq U.S.	100.0	69.13	103.36	112.49	114.88	126.21
Nasdaq Telecommunications Stocks:	100.0	46.03	76.56	81.63	77.58	102.00
(SIC 4800-4899 US & Foreign)

Notes:	A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are re-weighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/01.

ITEM 6. SELECTED FINANCIAL DATA
Financial Summary
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 derived from our audited consolidated financial statements.
(In thousands, except per share amounts and ratios)

	For the years ended December 31,
	2006		2005		2004		2003	2002

Net sales	$458,364		$442,894		$416,768		$373,638	$381,292
Cost of sales	230,837	(1)	216,584		195,318		176,763	186,983
Research and development	33,679	(1)	33,258		28,815		21,978	19,340
Selling, general and administrative	161,844	(1)	151,586		139,917		128,964	128,284
Amortization of purchased intangible assets	4,642		4,194		1,867		1,803	1,122
In-process research and development	—		2,600	(2)	—		—	—
Other charges	1,314	(1)	11,986	(2)	9,261	(3)	—	—

Operating income	26,048		22,686		41,590		44,130	45,563

Litigation settlement (net of costs except for taxes)	—		—		—		—	15,516	(4)
Write-down/recovery of investment in Inter-Tel.NET/Vianet	—		—		—		124	(1,200)
Interest and other, net	6,146		3,988		2,536		1,528	1,780
Foreign currency transaction gains (losses)	(203)		215		(399)		18	330

Income before income taxes	31,991	(1)	26,889	(2)	43,727	(3)	45,800	61,989	(4)
Income taxes	7,370	(1)	9,035		16,514		17,165	23,454

Net income	$24,621	(1)	$17,854	(2)	$27,213	(3)	$28,635	$38,535	(4)

Net income per share
Basic	$0.93	(1)	$0.68	(2)	$1.06	(3)	$1.14	$1.58	(4)
Diluted	$0.90	(1)	$0.66	(2)	$1.00	(3)	$1.08	$1.49	(4)

Weighted average basic common shares	26,581		26,261		25,767		25,078	24,444
Weighted average diluted common shares	27,226		27,207		27,266		26,473	25,864

BALANCE SHEET DATA
Total assets	$436,881		$396,268		$407,782		$360,594	$282,719
Working capital	201,676		195,518		220,397		199,561	130,746
Long-term liabilities	69,573		91,672		85,229		76,600	35,019
Stockholders’ equity	252,656		220,331		238,829		206,544	173,025

OTHER INFORMATION
Current ratio (current assets divided by current liabilities)	2.76		3.32		3.63		3.61	2.78
Dividends declared per share (5)	$0.32		$1.32		$0.26		$0.18	$0.10
Net cash provided by operating activities	$43,287		$29,487		$54,550		$54,060	$77,151

Notes to Financial Summary:
The following notes to the above summary schedule include non-GAAP financial information. In each note the non-GAAP information is reconciled to the GAAP financial information above. The Company uses such information in evaluating the core operating results of the Company and believes that such information may be useful to investors in evaluating our performance.
(1)	2006 net income included expenses related to a proxy contest, special stockholders’ meeting and related expenses incurred totaling $6.1 million; expenses related to the expensing of equity awards in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R totaling $4.6 million;

legal fees related to a settlement reached in the first quarter of 2006 totaling $1.3 million; and a tax benefit resulting from the reversal of valuation allowances for certain state operating losses and the release of certain tax reserves totaling $3.0 million. The net effect, after income taxes of these items was $5.4 million. Without the above items, we would have reported net income of $30.0 million ($1.10 per diluted share) for the year ended December 31, 2006. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B of Notes to the Consolidated Financial Statements for further discussion of these items.

(2)	2005 operating income included pre-tax charges and an in-process research and development write-off totaling $14.6 million, which reduced net income by $10.5 million, or $0.39 per diluted share after tax. The pre-tax charges reflected (a) the write-off of in-process research and development costs of $2.6 million in connection with the Lake acquisition in the first quarter of 2005, (b) a pre-tax legal judgment, legal settlement and related legal fees and expenses of $10.4 million in the third quarter of 2005, and (c) a litigation settlement and related legal fees and expenses of $1.6 million accrued in the fourth quarter of 2005. Without these charges, we would have reported net income of $28.3 million ($1.04 per diluted share) for the year ended December 31, 2005. Refer to Notes A and C of Notes to the Consolidated Financial Statements for additional information regarding these costs.

(3)	2004 operating income included a pre-tax charge of $9.3 million, which reduced net income by $9.0 million, or $0.33 per diluted share after tax. These pre-tax charges reflected the penalties, fines and legal costs associated with the e-Rate settlement announced in the fourth quarter. Without this charge, we would have reported net income of $36.2 million ($1.33 per diluted share) for the year ended December 31, 2004.

(4)	2002 income before taxes included $15.5 million of proceeds, net of related expenses from a binding arbitration settlement, which increased net income by $9.5 million, or $0.37 per share after tax. Without this settlement, we would have reported net income of $29.0 million ($1.12 per diluted share) for the year ended December 31, 2002.

(5)	Includes one-time special dividend of $1.00 per share paid in April 2005 to shareholders of record on March 31, 2005.
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
Overview
     Inter-Tel (Delaware), Incorporated (Nasdaq: INTL) (“Inter-Tel”), originally incorporated in Arizona in 1969 and reincorporated in Delaware in 2006, is a single point of contact, full-service provider of IP and converged voice, video and data business communications systems. The Company also provides a wide range of managed services, including voice and data network design and traffic provisioning, local and long distance calling services, custom application development, maintenance, leasing, and support services for our products. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products, services and applications:
•	Inter-Tel 7000, Inter-Tel 5000 and Inter-Tel Axxess Network Communications Solutions (converged voice and data business communication systems);

•	Lake Communications converged voice and data business communication systems, including those sold in the US under the Inter-Tel EncoreCX® and the Sprint/Embarq Connection Central brands,

•	integrated voice mail, voice processing and unified messaging systems,

•	presence management, collaboration, web conference, and audio conferencing applications,

•	multi-media contact center applications,

•	managed services, including voice and data network design, traffic provisioning, and financial solutions packages (leasing),

•	networking applications, including the design and implementation of voice and data networks,

•	local and long distance calling services, voice circuits, data circuits and other communications services and peripheral products,

•	call accounting software, computer-telephone integration (CTI) applications, and

•	maintenance and support services for our products.
     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of December 31, 2006, we had fifty-seven (57) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States that purchase directly from us or through distributors. Included in our sales office in Phoenix is the primary location for our national, government and education accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In February 2006, we made a strategic change relative to our sales channels. Prior to 2006, the retail and wholesale sales functions were managed separately. In an effort to provide higher levels of support and cooperation between all channels, the two sales channels now both report to our vice president of sales. In addition, we maintain wholesale distribution offices in Ireland and the United Kingdom that supply Inter-Tel’s dealers and distributors throughout the UK, Ireland, other parts of Europe, Australia and South Africa. We also have a dealer in Japan. We also maintain research and development and software sales offices in Tucson, Arizona; Frederick, Maryland; Ireland and the United Kingdom.
     On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out subsequently earned of $13.0 million based upon achieving certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed on March 4, 2005. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40-user market, including EncoreCX® products distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of international telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. Lake maintains a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the UK, Ireland, South Africa, as well as other parts of Europe and Australia. The results of operations attributable to Lake are included in our Principal Segment. See Note C — Acquisitions of Notes to Condensed Consolidated Financial Statements for further information.
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

•	Dealer and VAR sales. For shipments to dealers, value added resellers and other distributors, our revenue is recognized as products are shipped and services are rendered, because at such points the sales process is complete. Title to these products passes when goods are shipped (free-on-board shipping point). However, shipments to one international dealer, with whom we established a relationship as a result of our Lake acquisition, are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the inventory is sold through to third parties, at which time the revenue is recorded.

•	Resale of long distance. We recognize revenue from long distance resale services as services are provided.

•	Software Sales. We generally recognize revenues from sales of software upon shipment to dealers or upon downloading of such software from the Internet by such dealers, as applicable, or upon installation at end-user sites, depending on the distribution channel.

•	Maintenance and software support. Maintenance and software support revenue is recognized ratably over the term of the maintenance or support agreement.
     Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, parts and service overhead. Total costs of goods and services sold increased 6.6%, or $14.3 million, to $230.8 million for the year ended December 31, 2006, compared to $216.6 million for the same period in 2005. Our consolidated gross margin percentage decreased to 49.6% in 2006 compared to 51.1% in 2005. The increase in the dollar amount of the cost of goods sold was primarily attributable to the higher volume of net sales, primarily from our local, long distance resale, and network services division, DataNet division, dealer network and international sales divisions, offset in part by decreased net sales in our direct sales offices (including lease financing). Cost of goods sold was impacted only slightly in 2006 due to FAS 123R related costs associated with expensing stock options and employee stock purchase plan shares. The gross margin percentage was primarily affected by the mix of products and services sold, with a higher percentage of net sales recognized in our local, long distance and network services divisions, national, government and education accounts divisions, DataNet division, and international operations, which generate lower gross margins than other divisions within our direct sales offices (including lease financing) and lower product margins on higher net sales in our international dealer and distribution sales offices.
     Sales of systems through our direct sales organization typically generate higher gross margins than sales through our dealers and VARs, primarily because we recognize both the wholesale and retail margins on direct sales. Conversely, sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and system products. For revenues recognized under sales-leases, we record the costs of systems installed as costs of sales. Our margins may vary from period to period depending upon the representation of various distribution channels, products and software as relative percentages of our total net sales. In the event that sales through our direct sales offices increase as a percentage of total net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of total net sales, our overall gross margin could decline.
     Additionally, our operating results depend upon a variety of factors, including the volume and timing of orders received during a period, general economic conditions and world events affecting businesses, patterns of capital spending by customers, the timing of new product announcements and releases by us and our competitors, pricing pressures, the cost and impact of acquisitions and the availability and cost of products and components from our suppliers. Historically, a substantial portion of our net sales in a given quarter has been recorded in the third month of the quarter, with a concentration of such net sales in the last two weeks of the quarter. There are several factors that contribute to this pattern, including the following:
•	Customer leases generally expire at the end of the month and commence at the beginning of the month, which naturally leads to end-of-period sales. These factors apply to both end-user and dealer sales.

•	Quarterly sales of lease rental streams typically occur near the end of the third month of the quarter. Additionally interest rate fluctuations may impact the gain or loss on sale of such rental streams.

•	Internal sales compensation programs for our sales personnel are linked to revenues and the sales commissions generally increase at accelerated rates as sales volumes increase. Sales performance bonuses are also frequently tied to quarter-end and year-end performance targets, providing incentives to sales personnel to close business before the end of each quarter.

•	Historically, some price discounting to our dealer channel occurred during the last month of a quarter or year, and some dealers have purchased consistently to take advantage of potential product specific pricing discounts or end-of-quarter promotions. However, such promotions are subject to change at any time, and discounts have been reduced in recent periods in an effort to minimize this trend and to focus on more targeted promotions.
     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently less than those experienced during the fourth and second quarters, respectively. We do not anticipate a significant change in this historical trend during 2007.
     Cash Flows. At December 31, 2006, Inter-Tel’s cash and short-term investments totaled $206.3 million. We also maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank, N.A., which is available through June 30, 2007 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every year since 1986. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock. In addition, Inter-Tel historically has paid cash for capital expenditures of property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations or from financing activities, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program of up to $75 million announced in February 2005, and to provide adequate working capital for the foreseeable future.
     Our consolidated net sales for the years ended December 31, 2006 and 2005 were $458.4 million and $442.9 million, respectively. The 3.5% increase in revenue in 2006 compared to 2005 was primarily attributable to increased net sales from our local, long distance resale, network services, DataNet, dealer network and international sales divisions, offset in part by decreased net sales in our direct sales offices (including lease financing). We cannot predict whether recent trends in revenue will continue in the future. In addition, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including Voice over Internet Protocol (VoIP) systems, and this uncertainty may cause some organizations to delay making investments in new systems. Accordingly, we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future.
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
     The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Research and development expenses increased 1.3% to $33.7 million, or 7.3% of net sales in 2006, compared to $33.3 million, or 7.5% of net sales in 2005. We expect that research and development expenses may increase in absolute dollars relative to the prior year as we continue to develop and enhance existing and new technologies and products; however, these expenses may vary as a percentage of net sales. Inter-Tel’s research and development efforts in recent years have been focused on the development of the new Inter-Tel 5000 and 7000 network communications family of products, cost reductions of our multi-protocol IP endpoints, significant enhancements to our contact center applications, presence management applications, and the integration of the web collaboration technology into many of our applications. Inter-Tel’s research and development efforts over the last several years have also been focused on the development of, and enhancements to, our Axxess® system, including adding new applications, enhancing and developing new IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing speech-recognition and text-to-speech applications.
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
Results of Operations
     The following table sets forth certain statement of income data expressed as a percentage of net sales for the periods indicated (amounts do not add due to rounding):

	Year Ended December 31
	2006	2005	2004

NET SALES
Telecommunications systems, software and related	86.9%	87.5%	88.3%
Resale of local, long distance and network services	13.1	12.5	11.7

TOTAL NET SALES	100.0	100.0	100.0

COST OF SALES
Telecommunications systems, software and related	42.1	41.3	39.7
Resale of local, long distance and network services	8.2	7.6	7.2

TOTAL COST OF SALES	50.4	48.9	46.9

GROSS PROFIT	49.6	51.1	53.1

Research and development	7.3	7.5	6.9
Selling, general and administrative	35.3	34.2	33.6
Amortization of intangible assets	1.0	1.0	0.4
In-process research and development	0.0	0.6	—
Other charges	0.3	2.7	2.2

OPERATING INCOME	5.7	5.1	10.0

Interest and other, net	1.3	0.9	0.6
Foreign currency transaction gains (losses)	0.0	0.0	(0.1)

INCOME BEFORE INCOME TAXES	7.0	6.0	10.5

INCOME TAXES	(1.6)	(2.0)	(4.0)

NET INCOME	5.4%	4.0%	6.5%

Year Ended December 31, 2006 Versus Year Ended December 31, 2005
     Net Sales. Net sales increased 3.5% to $458.4 million in 2006 from $442.9 million in 2005, representing an increase of $15.5 million. The increase in net sales was primarily attributable to our DataNet, Lake, and NetSolutions divisions. Excluding the Lake acquisition in March 2005, net sales increased 2.4%, or $9.9 million in the year ended December 31, 2006 compared to net sales for the year ended December 31, 2005. We acquired Lake in March 2005, and accordingly generated revenues for only ten months of 2005. Sales from our direct sales offices (including leasing revenues) decreased $8.5 million, or 3.8% in 2006 compared to 2005. Sales to our dealer network increased by $3.3 million, or 3.7% in 2006 compared to 2005. International revenues excluding the Lake acquisition increased by $2.9 million, or 20.4% in 2006 compared to 2005. Lake sales totaled $28.5 million for the period from January 1, 2006 through December 31, 2006. Sales from our DataNet division, which sells networking products through our direct sales offices, national, government and education accounts division and dealer channel, increased $5.7 million, or 34.3% in 2006 compared to 2005. Sales from our national, government and education accounts division increased $1.6 million, or 7.3% in 2006 compared to 2005.
     Sales from local and long distance and network services group (NSG), which includes Inter-Tel NetSolutions® (NetSolutions) and Network Services Agency (NSA), increased $4.9 million, or 8.9% in 2006 compared to 2005. Sales from NetSolutions increased $4.5 million, or 8.9% in 2006 compared to 2005 despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions, our long distance reseller, to offer more competitive pricing, which improved sales to our existing customer base and slightly increased our renewal contract value. Sales from NSA, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOCs and CLECs, increased $0.5 million, or 8.8% in 2006 compared to 2005. Sales increased in this division primarily due to increased residual revenues on contracts with RBOCs and CLECs. Please refer to Note O of Notes to Consolidated Financial Statements for additional segment reporting information.
     Gross Profit. Gross profit dollars increased 0.5% to $227.5 million, or 49.6% of net sales in 2006, compared to $226.3 million, or 51.1% of net sales, in 2005. The increase in gross profit dollars in 2006 compared to 2005 resulted primarily from a higher volume of consolidated net sales. The gross margin percentage decrease was primarily the result of a change in the mix of products and services sold, with a higher percentage of net sales recognized in our international divisions, our local, long distance and network services divisions, national, government and education accounts divisions and our DataNet operations. These divisions typically generate lower gross margins than our other significant divisions. In addition, recurring revenues decreased $1.4 million during 2006, or 1.1% compared to 2005, which decreased the gross margin percentage. Recurring revenues decreased in gross dollars and as a percentage of sales in 2006 from existing customers in our combined direct sales channels, including recurring revenues from our direct sales offices, which typically generate higher gross margin percentages relative to net sales from new installations, DataNet division, and national, government and education accounts division, relative to 2005. Recurring revenues from existing customers include net sales from maintenance and other services, software additions and/or upgrades, support, training and hardware products such as headsets (wired and wireless), networking products and speakerphones. Our business communications platforms allow for system migration without the complete change-out of hardware, which enables us to offer enhancements and new solutions through software-only upgrades to our existing customers.
     Sales from NSG, which includes NetSolutions and NSA, increased by 8.9%, or $4.9 million, in 2006 compared to 2005. Although gross margin is generally lower in our long distance division compared to our consolidated gross margin, our gross margin on commissions on network services through NSA exceeded our consolidated gross margin. The gross margins in NSG decreased slightly to 38.6% in 2006 compared to 38.9% in 2005. Sales from NetSolutions increased 8.9%, or $4.5 million, in 2006 compared to 2005 despite downward price pressure and significant competition. Increased sales volume has allowed NetSolutions to offer more competitive pricing, which improved sales to our existing customer base and slightly increased our renewal contract value. Sales from NSA increased 8.8%, or $0.5 million, in 2006 compared to 2005. This division generally receives commissions on network services we sell as an agent for RBOCs. These sales carry little to no equipment costs and generated gross margins of approximately 91.2% in 2006 compared to 89.1% in 2005.
     Our margins may vary from period to period depending upon distribution channel, product and software mix. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales through our dealer channel, sales of long distance services, DataNet and international division revenues increase as a percentage of net sales, our overall gross margin could decline. Sales of scrap were not significant during the year ended December 31, 2006 and had no effect on gross margin.
     Research and Development (R&D). Research and development expenses increased 1.2% to $33.7 million, or 7.3% of net sales in 2006, compared to $33.3 million, or 7.5% of net sales in 2005. Included in research and development expenses in 2006 and 2005 was amortization of patents totaling $27,000 and

$199,000, respectively. R&D costs increased in 2006 compared to 2005 primarily due to SFAS 123R expenses. Increased costs attributable to SFAS 123R expensing of stock options, performance shares and ESPP shares accounted for $1.3 million in 2006, whereas in 2005, there were no such comparable expenses. Excluding SFAS 123R costs, 2006 R&D costs decreased by $0.9 million, or 2.7%, compared to 2005. The decrease in costs excluding FAS 123R expenses in 2006 was due in part to slight decreases in development costs during the post–introduction period of new products, including the Inter-Tel 7000 network communications platform in the fourth quarter of 2006, new versions of the Inter-Tel 5000 network communications platform during 2006, and the Lake Sigma products. Spending did not continue at the same levels once the new products were released.
     In 2006, research and development efforts were focused on the expansion of the capabilities of the new Inter-Tel 5000 Network Communications family of products, development of the next generation Inter-Tel 7000 LAN-enabled SIP based Softswitch telephony platform, cost reductions and expansion of our family of multi-protocol IP endpoints, significant enhancements to our contact center application and the integration of the Linktivity web collaboration technology into many of our applications. In 2006, research and development expenses were also directed toward the continued development of converged features on the Axxess system, the further development of the Inter-Tel 5000 converged systems and software, development of and enhancements to unified messaging and voice processing software, speech recognition and text-to-speech applications, call center applications, unified communications applications, IP endpoint development, and certain CTI and IVR applications and SIP devices and applications. We expect that research and development expenses may increase in absolute dollars relative to the prior year as we continue to develop and enhance existing and new technologies and products. These expenses may vary, however, as a percentage of net sales.
     Selling, General and Administrative (SG&A). Selling, general and administrative expenses increased in absolute dollars to $161.8 million in 2006, an increase of 6.8% compared to $151.6 million in 2005. These expenses also increased slightly as a percentage of net sales from 34.2% in 2005 to 35.3% in 2006.
     The increase in absolute dollars was primarily attributable to the proxy contest and related expenses incurred in connection with the company’s response to the unsolicited interest of Steven G. Mihaylo (the Company’s former Chief Executive Officer and current board member) and affiliated parties. The Company incurred these additional costs associated with the 2006 proxy contest, special stockholders’ meeting, and expenses incurred due to the actions taken by Steven G. Mihaylo and his affiliated parties in connection with Mr. Mihaylo’s threatened proxy contest as disclosed in 13D and proxy filings with the Securities and Exchange Commission. We incurred extensive professional fees, including investment banking advisory services, legal expenses, proxy solicitation and public relations fees, director fees and payments to directors in lieu of stock options, and related costs in connection therewith in response to these actions by Mr. Mihaylo and his affiliated parties. Proxy contest and related costs totaling approximately $6.1 million were recorded as period costs during the year ended December 31, 2006 relating to these matters. Based on recent actions taken by Mr. Mihaylo in early 2007, the Company expects to incur additional similar expenses during 2007.
     SG&A expenses also increased due to SFAS 123R expenses, and higher expenses associated with incentive compensation plans, including commissions, bonus plans and profit sharing. We also incurred and expensed additional costs of $1.3 million in 2006 related to a legal settlement that had been accrued in the fourth quarter of 2005. Excluding these costs, non-GAAP SG&A expenses increased 0.7% to $152.6 million in 2006, compared to $151.6 million in 2005. This increase was mainly due to higher sales volume and the associated expenses. Marketing expenses increased slightly due to promotional activity in connection with the release of the Inter-Tel 5000 series and Inter-Tel 7000 platforms. In the foreseeable future we expect to continue to incur increased marketing expenses. The increase in SG&A expenses was offset in part by a reduction in bad debt expense and a decrease of approximately 50 SG&A personnel as of December 31, 2006 compared to December 31, 2005. We expect that for the foreseeable future, selling, general and administrative expenses will increase sequentially in absolute dollars assuming we increase sales and continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets included in operating expenses was $4.6 million in 2006, compared to $4.2 million in 2005. In addition, amortization totaling $27,000 and $199,000 was included in research and development expenses for 2006 and 2005, respectively. The increase in the amortization of purchased intangible assets for 2006 compared to 2005 was primarily related to full year amortization related to the Lake acquisition versus partial year amortization in 2005 and amortization taken in 2006 due to achievement of milestone objectives for other purchased intangibles, offset in part by full amortization of certain previously purchased intangible assets. For additional information regarding purchased intangible assets, see Note A—“Significant Accounting Policies — Goodwill and Other Intangible Assets” and Note C – Acquisitions of Notes to Consolidated Financial Statements.
     In-process research and development (IPRD) costs. During the first quarter of 2005, Inter-Tel completed the acquisition of Lake (see Note C – Acquisitions of Notes to Consolidated Financial Statements). The aggregate purchase price of the Lake acquisition was allocated to the fair value of the assets and liabilities acquired, of which $2.6 million, or $0.10 per diluted share, was written-off as purchased IPRD.
     Other Charges. Other charges in 2005 primarily consisted of pre-tax costs associated with a legal judgment, legal settlement and related costs totaling $12.0 million, net of amounts previously accrued. A Florida state court jury rendered a verdict against Inter-Tel in a commercial dispute with a prior Executone dealer in the net amount of approximately $7.4 million. The Company also incurred additional legal costs in connection with the Florida trial. The Company reached a separate settlement in another legal matter during the third quarter of 2005 in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $12.0 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. Any such similar litigation would subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
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
     On June 16, 2006, a stockholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional stockholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claimed breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims were both dismissed by the Plaintiffs in the fourth fiscal quarter of 2006. The Company is in the process of evaluating and conducting discovery in the Delaware class action suit.
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary, in a federally administered “e-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Inter-Tel paid a penalty of approximately $6.7 million and forgave the collection of certain accounts receivable of approximately $0.3 million related to Inter-Tel Technologies’ participation in the e-Rate program. In connection with the Plea Agreement, Inter-Tel Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Inter-Tel paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Inter-Tel to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs.
     The resolution cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated e-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The Company recorded a charge of $9.3 million in the fourth quarter of 2004 in connection with the settlement, which reduced net income by approximately $9.0 million after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses. The Company has continued to incur additional legal expenses related to the defense of a former employee in connection with this matter pursuant to California statute. Such legal expenses are recorded as period costs as incurred.
     Interest and Other, Net. Interest and other, net increased approximately $2.2 million to $6.1 million in 2006 compared to $4.0 million in 2005, primarily due to higher interest rates and increased invested funds.
     Foreign Currency Transaction Gains (Losses). During 2006, we recognized foreign currency transaction losses of $0.2 million compared to gains of $0.2 million in 2005, representing a difference of $0.4 million. The change relates to fluctuations in exchange rates during the respective periods.
     Income Taxes. The Company’s effective tax rate decreased to 23.0% in 2006 compared to 33.6% in 2005. The 2006 effective tax rate decrease was primarily due to the release of state net operating loss carryforward valuation allowances due to discrete events, an increase in tax-exempt interest income, higher income from foreign jurisdictions with lower effective tax rates, and increased research and development credits, offset in part by the adoption of SFAS 123R stock-based compensation expenses which generated lower tax benefits. The 2005 effective tax rate was a decrease of 4.2% from 2004 due to the favorable settlement of Internal Revenue Service audits and an increase in the research credit. The 2005 decrease in the effective tax rate was partially offset by an increase in the state tax rate that was applied to the deferred tax asset and liabilities in the amount of $1.1 million or 4.0%. The Company had been audited by the Internal Revenue Service through 2003 and settled 1998 through 2003 during 2005.
     Net deferred tax liabilities increased slightly in 2006 primarily due to utilization of research credit carryforwards and state net operating loss carryforwards, which reduced net deferred tax assets offset by a decrease in temporary differences relating to depreciation of the leases in our TotalSolutionSM program.
     The combination of accelerated depreciation and leasing transactions gave rise to a net operating loss in 2002. These losses were carried back to 2001 and carried forward to 2003, 2004 and 2005. The remaining $4.0 million of deferred tax assets was fully utilized in 2005; however, state net operating losses are not fully utilized as most state jurisdictions do not allow carryback of such losses.
     Net Income. Net income for 2006 increased to $24.6 million, or $0.90 per diluted share, compared to net income of $17.9 million, or $0.66 per diluted share, in 2005. The increase was primarily attributable to a $1.2 million increase in gross profit resulting from increased net sales, a $2.2 million increase in interest and other income, and a decrease in the effective tax rate as described above. We also incurred several significant expenses in 2006 including the expensing of equity awards in accordance with SFAS 123R of $4.6 million, the proxy contest and related expenses totaling $6.1 million and first quarter 2006 legal expenses related to a legal settlement totaling $1.3 million. These increased expenses were comparable to the $11.9 million charge in 2005 related to a legal judgment, legal settlements and related legal fees and the $2.6 million write-off of in-process research and development costs.
     Excluding the 2006 expenses related to proxy contest and related costs, expenses related to SFAS 123R, legal fees related to a settlement reached in the first quarter of 2006, and a tax benefit resulting from the reversal of valuation allowances for certain state operating losses and the release of certain tax reserves totaling $3.0 million, we would have reported net income of $30.0 million ($1.10 per diluted share) for the year ended December 31, 2006. Excluding the legal fees related to the legal judgment, legal settlements, related legal fees and the Lake in-process research and development write-off, we would have reported net income of $28.3 million, or $1.04 per diluted share, for the year ended December 31, 2005.
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
     The increase in absolute dollars was primarily attributable to increased sales and expenses associated with our Lake acquisition in March 2005. To a lesser degree, the increase in SG&A was due to additional costs associated with our Linktivity acquisition in October 2004, higher costs in 2005 related to a full year of direct sales offices acquired in 2004 compared to partial year costs in 2004, and increases in temporary help and depreciation expenses (primarily related to acquisitions and information technology expenditures) compared to 2004. Benefits expenses increased $3.4 million in 2005 due to the rising costs of health care. The increase in SG&A was also attributable to additional professional fees incurred, including higher legal and accounting costs. We also incurred additional marketing expenses related to the roll-out of new products, including our Inter-Tel 5000 platform. We will continue to incur marketing expenses with the anticipation of the introduction of new releases of Inter-Tel 5000 series products and our Inter-Tel 7000 platform in 2006. The increase in SG&A during 2005 was in part due to costs accrued in the second quarter of 2005 related to the GSA pricing and trade agreement matters identified in greater detail in Note A—“Significant Accounting Policies — Contingencies” of Notes to the Consolidated Financial Statements. In addition, we incurred additional costs to implement and maintain a more comprehensive corporate compliance program in connection with our e-Rate settlement.
     Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets included in operating expenses was $4.2 million in 2005, compared to $1.9 million in 2004. In addition, amortization totaling $199,000 and $222,000 was included in research and development expenses for 2005 and 2004, respectively. The increase in the amortization of purchased intangible assets for 2005 compared to 2004 was primarily related to the Lake acquisition offset in part by full amortization of certain previously purchased intangibles. For additional information regarding purchased intangible assets, see Note A—“Significant Accounting Policies — Goodwill and Other Intangible Assets” and Note C – Acquisitions of Notes to Consolidated Financial Statements.
     Write-off of in-process research and development (IPRD) costs. During the first quarter of 2005, Inter-Tel completed the acquisition of Lake (see Note C – Acquisitions of Notes to Notes to Consolidated Financial Statements). The aggregate purchase price of the Lake acquisition was allocated to the fair value of the assets and liabilities acquired, of which $2.6 million, or $0.10 per diluted share, was written-off as purchased IPRD.
     Other Charges. Other charges in 2005 primarily consist of pre-tax costs associated with a legal judgment, legal settlement and related costs totaling $12.0 million, net of amounts previously accrued. A Florida state court jury rendered a verdict against Inter-Tel in a commercial dispute with a prior Executone dealer in the net amount of approximately $7.4 million. Although the Company appealed the verdict, the appellate court rejected the appeal, and on November 3, 2006, the Company paid the full amount of the judgment plus accrued interest totaling $8.0 million, in addition to attorney’s fees and related court costs. The Company reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $12.0 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial.
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
     Interest and Other, Net. Interest and other income increased approximately $1.4 million to $4.1 million in 2005 compared to $2.7 million in 2004, primarily due to higher interest rates on invested funds.
     Foreign Currency Transaction Gains (Losses). During 2005, we recognized foreign currency transaction gains of $0.2 million compared to losses of $0.4 million in 2004, representing a difference of $0.6 million.
     Interest Expense. Interest expense decreased $33,000 to $85,000 in 2005 compared to $118,000 in 2004.
     Income Taxes. The Company’s effective tax rate decreased to 33.6% in 2005 compared to 37.8% in 2004. The 2005 effective tax rate decrease was primarily due to the favorable settlement of Internal Revenue audits and increased research and development credits. The Company had been audited by the Internal Revenue Service through 2003 and settled 1998 through 2003 during 2005. The 2005 decrease in the effective tax rate was partially offset by an increase in the state tax rate that was applied to the deferred tax asset and liabilities in the amount of $1.1 million or 4%. In 2004, the effective tax rate was adversely impacted by the non-deductibility of the e-Rate settlement and favorably impacted by tax benefits relating to the write-off of Japanese operations.
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
Inflation/Currency Fluctuation
     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. However, in 2006 international activities have increased as a percentage of our total business. The expansion of international operations in the United Kingdom and Europe and increased sales in Ireland, Europe and Australia as a result of the 2005 Lake acquisition resulted in higher international sales of 10.0% of total revenue in 2006. In addition, international procurement agreements for purchases of inventory to supply our U.S. operations have traditionally been denominated in U.S. currency and a significant amount of contract manufacturing has been or may be moved to alternative sources. However, we invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Although currency rate changes have not historically had a material impact on Inter-Tel’s operations, the increase in the above activities may impact our operating results and financial statements in the future.
Liquidity and Capital Resources

(In thousands)	2006	2005	2004

Net cash provided by operating activities	$43,287	$29,487	$54,550
Net cash used in investing activities	(8,229)	(38,027)	(20,096)
Net cash provided by/(used in) financing activities	853	(39,056)	2,780
Effect of exchange rate changes	2,214	(960)	(101)

Increase/(Decrease) in cash and equivalents	38,125	(48,556)	37,133
Cash and equivalents at beginning of year	103,774	152,330	115,197

Cash and equivalents at end of year	$141,899	$103,774	$152,330

     At December 31, 2006, cash and equivalents ($141.9 million) and short-term investments ($64.4 million) totaled $206.3 million, which represented an increase of approximately $38.8 million from the $167.5 million total at December 31, 2005. The primary reasons for the increase were cash provided by operating activities and stock options exercised, each of which is discussed below. These increases were offset in part by dividends paid and capital expenditures. We maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank, N.A. that is available through June 30, 2007. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of December 31, 2006, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends, common stock repurchases and general corporate purposes.
     Net cash provided by operating activities totaled $43.3 million for the year ended December 31, 2006, compared to $29.5 million for the same period in 2005. Cash provided by operating activities in 2006 primarily resulted from net income plus non-cash charges for depreciation and amortization expenses, and share based compensation and deferred taxes, offset primarily by excess tax benefits from stock options exercised. Cash generated by the increase in deferred taxes in 2006 totaled $1.0 million compared to $1.9 million for 2005. Cash used in changes in operating assets and liabilities totaled $3.9 million in 2006 compared to $11.0 million in 2005. The cash used in operating assets and liabilities of $3.9 million in 2006 included increased accounts receivable and inventories, and decreased accrued expenses and income taxes payable offset by decreased prepaid expenses and increased accounts payable and other current liabilities. We expect to expand sales through our direct sales offices and dealer networks, which is expected to require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.
     Net cash used in investing activities totaled $8.2 million for the year ended December 31, 2006, including $8.4 million used in capital expenditures, compared to $38.0 million used in investing activities in 2005, which primarily related to capital expenditures and acquisitions. Cash used to purchase available for sale short-term investments totaled $78.1 million in 2006, offset by $77.4 million in maturities and sales of investments. Cash used for capital expenditures totaled $8.4 million in 2006 compared to $8.7 million in 2005, while cash used for acquisitions totaled $9 thousand in 2006 compared to $28.2 million in 2005. We anticipate continued capital expenditures during 2007, principally relating to expenditures for equipment, personal computers and management information systems used in operations, facilities expansion and acquisition activities.
     Net cash provided by financing activities totaled $0.9 million during 2006 compared to net cash used in financing activities of $39.1 million in 2005. The $0.9 million in net cash provided by financing activities in 2006 resulted primarily from $6.3 million in proceeds from the exercise of stock options, $1.9 million in excess tax benefits from stock options exercised, and $1.1 million in proceeds from stock issued under the Employee Stock Purchase Plan (ESPP) which was partially offset by $8.5 million in cash dividends paid. Net cash used for cash dividends totaled $8.5 million in 2006 compared to $34.9 million in 2005, which included a special $1.00 per share dividend. There were no expenditures to repurchase shares of the Company’s common stock in 2006 compared to $13.8 million used to repurchase 716,500 shares of the Company’s common stock in 2005 pursuant to a stock repurchase program under which the Board of Directors authorized the repurchase of up to $75 million of the Company’s common stock. The Company’s stock repurchases in 2005 were funded primarily by existing cash balances. Net cash provided by proceeds from the exercise of stock options and ESPP shares totaled $7.4 million in 2006 compared to $9.6 million in 2005. During 2006 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as a decrease to retained earnings of $3.0 million. During 2005 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings of $1.9 million.
     We offer to our customers lease financing and other services, including our TotalSolutionSM (formerly TotaLease®) program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolutionSM program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease payment streams totaling $273.7 and $270.3 million remained unbilled at December 31, 2006 and December 31, 2005, respectively. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts. Although we to date have been able to resell the rental streams from leases under the TotalSolutionSM program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.
     During 2006, the Company has entered into “rate-lock” agreements with financial institutions in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of December 31, 2006, the Company had an outstanding rate lock agreement in place that required the Company to sell cash flow streams with a present value of $10.0 million in March 2007 at a fixed interest rate to a financial institution. As part of the agreement, the Company has the option to pay a set fee to the financial institution to cancel the commitment.
     On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “e-

Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the e-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. The resolution has cost Inter-Tel approximately $9.5 million in total, including criminal fines, civil settlement and restitution, uncompensated e-Rate work, accounts receivable forgiveness, and related remaining attorneys’ fees and other expenses. The payments constituting the primary components of the settlement are not tax deductible. The effect of the resolution on 2004 results of operations was a reduction to net income by approximately $9.0 million, after considering (1) accounts receivable reserves previously accrued and (2) an income tax benefit of approximately $0.3 million related to attorneys’ fees and other expenses.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through December 31, 2005. There can be no assurance that our actual costs, including fines and penalties, if any, associated with this matter will not be more or less than our estimate, although our estimate at December 31, 2005 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in April 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.
     During the third quarter of 2005, pre-tax costs associated with a legal judgment, legal settlement and related costs identified separately in the consolidated statements of income totaled $10.4 million ($0.26 per diluted share after taxes), net of amounts previously accrued. As disclosed in August 2005 on Form 8-K filed with the SEC, a Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in a commercial dispute with a prior Executone dealer in the net amount of approximately $7.4 million. The Company also accrued additional legal costs in connection with the Florida trial. Although the Company appealed the verdict, the appellate court rejected the appeal, and on November 3, 2006, the Company paid the full amount of the judgment plus accrued interest totaling $8.0 million, in addition to attorney’s fees and related court costs. During the third quarter of 2005, the Company reached a separate settlement in another legal matter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter of 2005 for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $10.4 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint and conducting discovery. Any such similar litigation will subject Inter-Tel to additional expenses and could have an adverse effect on our operating results.
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
     On June 16, 2006, a stockholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional stockholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claim breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims were both dismissed by the Plaintiffs in the fourth fiscal quarter 2006. The Company is in the process of evaluating and conducting discovery in the Delaware class action suit.
     We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, to finance acquisitions of additional resellers of telephony products and other strategic acquisitions or corporate alliances, to fund quarterly dividends to stockholders, to repurchase shares of the Company’s common stock pursuant to a Board approved repurchase program, and to provide adequate working capital for the foreseeable future. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.
Contractual Obligations
     We had the following contractual obligations outstanding:
Amount of Commitment Expiration Per Period

		Less Than			After 5
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	Years

December 31, 2006
Operating lease obligations, primarily for building and equipment leases	$22,480	$7,933	$9,573	$4,345	$629

(1)	Total contractual obligations do not include contractual obligations recorded on the balance sheet as current liabilities, or certain purchase obligations as discussed below.
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
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that involve unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. However, we offer to our customers lease financing and other services through our subsidiary, Inter-Tel Leasing, Inc.. We fund our TotalSolutionSM program in part through the sale to financial institutions of rental payment streams under the leases. Such financial institutions have the option to require us to repurchase such income streams, subject to limitations, in the event of defaults by lease customers and, accordingly, we maintain reserves based on loss experience and past due accounts.

For more information regarding our lease portfolio and financing, please see “Liquidity and Capital Resources” above and Notes A and E of Notes to Consolidated Financial Statements.
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
     Dealer and VAR sales. For shipments to dealers and other distributors, our revenues are recorded as products are shipped and services are rendered, when the sales process is complete. These shipments are primarily to third-party dealers and distributors, and title passes when goods are shipped (free-on-board shipping point). However, in connection with our recent Lake acquisition, shipments to one international dealer are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel and reported on Inter-Tel’s books and records until the inventory is sold to third parties, at which time the revenue is recorded. We do not generally allow sales returns either by the terms of our contracts or in practice, except for returns related to warranty provisions. However, in connection with our recent Lake acquisition, certain shipments are made to two dealers with varying return provisions. We defer revenue recognition on these shipments until the return provisions have lapsed. We provide a number of incentives, promotions and awards to certain dealers and other distributors. These incentives primarily represent discounts (which are recognized as a reduction of sales), advertising allowances and awards (which are recognized as marketing expense) and management assistance (which is expensed as incurred).
     Resale of long distance. We recognize revenue from long distance resale services as services are provided.
     Software Sales. We generally recognize revenues from sales of software upon shipment to dealers or upon downloading of such software from the Internet by such dealers, as applicable, or upon installation at end-user sites, depending on the distribution channel.

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
     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, increased from 5.36% at December 31, 2005 to 5.63% at December 31, 2006, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.
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
     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of December 31, 2006, Inter-Tel had gross goodwill of $47.9 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition in 2005 and has not recorded any amortization for this acquisition on amounts allocated to goodwill in accordance with SFAS No. 141.
     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have occurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2006 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At December 31, 2006 and 2005, $40.8 million and $27.7 million, respectively, of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Resale of Local, Long Distance and Network Services segment as of December 31, 2006 and 2005, respectively. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2006, the Company primarily considered the cash flows for each reporting unit in determining that no impairment has occurred. The test resulted in values that exceeded the net carrying value of each of the reporting units. Therefore, the second step for potential impairment was unnecessary.

     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively affect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of December 31, 2006, Inter-Tel had gross purchased intangible assets of $36.7 million and accumulated amortization of $17.1 million.
     At December 31, 2006 and, 2005, goodwill, net of accumulated amortization, totaled $42.9 million and $29.8 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $19.6 million at December 31, 2006 and $23.7 million at December 31, 2005. Accumulated amortization through December 31, 2006 was $22.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $17.1 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2005 was $17.5 million, including $5.0 million of accumulated amortization attributable to goodwill and $12.5 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-12 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At December 31, 2006, our allowance for doubtful accounts related to accounts receivable totaled $6.3 million. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
     Share-Based Compensation. Prior to December 31, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, stock options that were granted at market price had no compensation cost recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
     During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Accordingly, no share-based employee compensation costs have been reflected in net income prior to the adoption of SFAS No. 123R and results for prior periods have not been restated.
     In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 123R-3 (FSP 123R-3), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional transition election for calculating the pool of excess tax benefits (APIC pool) available to absorb tax deficiencies recognized under SFAS No. 123R. Under FSP 123R-3, an entity can make a one time election to either use a simplified method or use the guidance in SFAS No. 123R to calculate the APIC pool. A company may take up to one year from its initial adoption of SFAS No. 123R to make its election. The Company has elected to use the simplified method to calculate its APIC pool.
     The adoption of SFAS No. 123R reduced income before income tax expense for the year ended December 31, 2006 by approximately $4.6 million and reduced net income for the year ended December 31, 2006 by approximately $3.8 million. Basic and diluted net income per common share for the year ended December 31, 2006 are lower by $0.14 and $0.14, respectively, than if the Company had continued to follow APB Opinion No. 25. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $7.1 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.
     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine possible obsolete or excess inventory and we make our assessment primarily on a significant product-by-product basis using recent sales activity, and considering expected changes in projected sales or market demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. In estimating obsolescence, we primarily evaluate estimates of demand over a 12-month period and provide for inventory on hand in excess of the estimated 12-month demand. If actual customer demands, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write downs may be required in the future.
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at December 31, 2006, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the results of operations, liquidity or financial condition of the Company. Refer to Note A to the Condensed Consolidated Financial Statements for details of specific contingencies.
     Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income within the relevant jurisdiction and to the extent we believe that recovery is not likely, we must establish a valuation allowance. As of December 31, 2006, we have provided for a valuation allowance of $5.1 million related to state net operating loss and state tax credit carryforwards and $1.5 million related to carryforwards of net operating losses of a foreign subsidiary in connection with the March 2005 Lake acquisition. The remaining deferred tax assets have no valuation allowance because we believe that it is “more likely than not” that our deferred tax assets will be recovered from future taxable income. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. At December 31, 2006, our gross deferred tax assets totaled $32.5 million and the net deferred tax assets totaled $26.0 million.
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
     Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will generally be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to finalize its determination of such effects.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the Company’s consolidated results of operations or financial condition.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 was adopted by the Company for the year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.
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
The Company also maintains short-term investments. Those investments, which are classified as available for sale, have been recorded at fair value, which approximates cost. Short-term investments at December 31, 2006 include auction rate certificates, auction rate preferred securities, municipal preferred securities, mutual funds and commercial paper. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to

35 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-four (34) years. The investment instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of the majority of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.
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
IMPACT OF FOREIGN CURRENCY RATE CHANGES. International procurement agreements for purchases of inventory to supply our U.S. operations have traditionally been denominated in U.S. currency and a significant amount of contract manufacturing has been or may be moved to alternative sources. However, we invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact of foreign currency rate changes has historically been insignificant, although international revenues have become a larger percentage of consolidated revenue in recent years due in large part to our Lake acquisition. Accordingly, our exposure to foreign exchange rate fluctuations has increased.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Inter-Tel (Delaware), Incorporated
We have audited the accompanying consolidated balance sheets of Inter-Tel (Delaware), Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inter-Tel (Delaware), Incorporated and subsidiaries at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based payments, on January 1, 2006, which changed its method of accounting for share-based payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inter-Tel (Delaware), Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control¯Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 9, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Inter-Tel (Delaware), Incorporated
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inter-Tel (Delaware), Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Inter-Tel (Delaware), Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Inter-Tel (Delaware), Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Inter-Tel (Delaware), Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of income, Stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 9, 2007

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

(In thousands, except share amounts)
	2006	2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$141,899	$103,774
Short-term investments	64,388	63,689

TOTAL CASH AND SHORT-TERM INVESTMENTS	206,287	167,463

Accounts receivable, net of allowances of $6,323 in 2006 and $6,235 in 2005	49,027	44,072
Inventories	25,287	19,644
Net investment in sales-leases, net of allowances of $1,112 in 2006 and $998 in 2005	19,617	19,699
Income taxes receivable	3,035	2,062
Deferred income taxes	599	12,590
Prepaid expenses and other assets	12,476	14,253

TOTAL CURRENT ASSETS	316,328	279,783

PROPERTY, PLANT & EQUIPMENT	25,858	28,236
GOODWILL	42,865	29,840
PURCHASED INTANGIBLE ASSETS	19,570	23,651
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,763 in 2006 and $1,926 in 2005	31,113	34,758
OTHER ASSETS	1,147	—

TOTAL ASSETS	$436,881	$396,268

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$34,261	$29,879
Acquisition payable	13,000	—
Deferred tax liability	12,246	—
Other current liabilities	55,145	54,386

TOTAL CURRENT LIABILITIES	114,652	84,265

DEFERRED TAX LIABILITY	47,712	70,439
LEASE RECOURSE LIABILITY	14,682	14,199
OTHER LIABILITIES	7,179	7,034

STOCKHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued – 27,161,823 shares; outstanding – 26,895,360 shares at December 31, 2006 and 26,264,458 shares at December 31, 2005.	27	27
Additional paid-in capital	127,044	120,462
Retained earnings	127,787	114,653
Accumulated other comprehensive income (loss)	2,178	(36)

	257,036	235,106
Less: Treasury stock at cost – 266,463 shares in 2006 and 897,365 shares in 2005.	(4,380)	(14,775)

TOTAL STOCKHOLDERS’ EQUITY	252,656	220,331

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,881	$396,268

     See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)
	2006	2005	2004

NET SALES
Telecommunications systems, software and related	$398,150	$387,606	$367,969
Resale of local, long distance and network services	60,214	55,288	48,799

TOTAL NET SALES	458,364	442,894	416,768

COST OF SALES
Telecommunications systems, software and related	193,118	182,789	165,345
Resale of local, long distance and network services	37,719	33,795	29,973

TOTAL COST OF SALES	230,837	216,584	195,318

GROSS PROFIT	227,527	226,310	221,450
Research and development	33,679	33,258	28,815
Selling, general and administrative	161,844	151,586	139,917
Amortization of purchased intangible assets	4,642	4,194	1,867
In-process research and development	—	2,600	—
Other charges	1,314	11,986	9,261

	201,479	203,624	179,860

OPERATING INCOME	26,048	22,686	41,590

Interest and other, net	6,146	3,988	2,536
Foreign currency transaction gains (losses)	(203)	215	(399)

INCOME BEFORE INCOME TAXES	31,991	26,889	43,727

INCOME TAXES

Current	6,355	7,136	5,675
Deferred	1,015	1,899	10,839

	7,370	9,035	16,514

NET INCOME	$24,621	$17,854	$27,213

NET INCOME PER SHARE
Basic	$0.93	$0.68	$1.06
Diluted	$0.90	$0.66	$1.00

Weighted average basic common shares	26,581	26,261	25,767

Weighted average diluted common shares	27,226	27,207	27,266

     See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		Other
	Outstanding	Common	Paid-In	Retained	Comprehensive	Treasury
(in thousands	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2003	25,430	$27	$113,933	$112,538	$1,025	$(20,979)	$206,544

Net income	—	—	—	27,213	—	—	27,213
Loss on currency translation	—	—	—	—	(101)	—	(101)

Comprehensive income	—	—	—	—	—	—	27,112

Exercise of stock options	646	—	—	380	—	7,830	8,210
Tax benefit from stock options	—	—	2,638	—	—	—	2,638
Stock issued under ESPP	50	—	—	448	—	603	1,051

Dividends	—	—	—	(6,726)	—	—	(6,726)

Balance at December 31, 2004	26,126	27	116,571	133,853	924	(12,546)	238,829

Net income	—	—	—	17,854	—	—	17,854
Loss on currency translation	—	—	—	—	(960)	—	(960)

Comprehensive income	—	—	—	—	—	—	16,894

Stock repurchase	(717)	—	—	—	—	(13,777)	(13,777)
Exercise of stock options	786	—	—	(1,980)	—	10,406	8,426
Tax benefit from stock options	—	—	3,891	—	—	—	3,891
Stock issued under ESPP	69	—	—	54	—	1,142	1,196

Dividends	—	—	—	(35,128)	—	—	(35,128)

Balance at December 31, 2005	26,264	27	120,462	114,653	(36)	(14,775)	220,331

Net income	—	—	—	24,621	—	—	24,621
Gain on currency translation	—	—	—	—	2,214	—	2,214

Comprehensive income	—	—	—	—	—	—	26,835

Exercise of stock options	569	—	—	(3,046)	—	9,370	6,324
Tax benefit from stock options	—	—	1,944	—	—	—	1,944
Stock issued under ESPP	62	—	—	88	—	1,025	1,113
Share-based compensation	—	—	4,638	—	—	—	4,638

Dividends	—	—	—	(8,529)	—	—	(8,529)

Balance at December 31, 2006	26,895	$27	$127,044	$127,787	$2,178	$(4,380)	$252,656

     See accompanying notes.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

(In thousands)
	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$24,621	$17,854	$27,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	9,376	9,260	7,915
Amortization of purchased intangibles	4,642	4,194	1,867
Amortization of patents included in research and development expenses	27	199	222
In-process research and development	—	2,600	—
Provision for losses on receivables	2,274	1,151	1,525
Provision for losses on leases	943	3,772	3,839
Provision for inventory valuation	1,630	579	1,377
Share based compensation	4,638	—	—
Excess tax benefits from stock options exercised	(1,944)	—	—
Decrease in other liabilities	(10)	(1,110)	(2,380)
(Gain) loss on sale of property and equipment	(27)	83	10
Deferred income tax expense	1,015	1,899	10,839
Changes in operating assets and liabilities	(3,898)	(10,994)	2,123

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,287	29,487	54,550

INVESTING ACTIVITIES:
Purchases of available for sale short-term investments	(78,124)	(60,832)	(78,411)
Maturities and sales of available for sale short-term investments	67,525	57,687	87,100
Purchases of held-to-maturity investments	—	—	(11,900)
Maturities of held-to-maturity investments	9,900	2,000	—
Additions to property and equipment and equipment held under lease	(8,390)	(8,706)	(10,705)
Proceeds from sale of property and equipment and equipment held under lease	869	32	25
Cash used in acquisitions and other investments	(9)	(28,208)	(6,205)

NET CASH USED IN INVESTING ACTIVITIES	(8,229)	(38,027)	(20,096)

FINANCING ACTIVITIES:
Cash dividends paid	(8,479)	(34,854)	(6,422)
Payments on term debt	(49)	(47)	(59)
Treasury stock purchases	—	(13,777)	—
Proceeds from stock issued under the Employee Stock Purchase Plan	1,113	1,196	1,051
Proceeds from exercise of stock options, including stockholder loan repayments	6,324	8,426	8,210
Excess tax benefits from stock options exercised	1,944	—	—

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	853	(39,056)	2,780
Effect of exchange rate changes	2,214	(960)	(101)

INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	38,125	(48,556)	37,133

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	103,774	152,330	115,197

CASH AND EQUIVALENTS AT END OF YEAR	$141,899	$103,774	$152,330

     See accompanying notes.

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
     Description of Business. Inter-Tel (Delaware), Incorporated (herein referred to as “Inter-Tel” or “the Company”), incorporated in 1969, is a single point of contact, full-service provider of converged voice and data business communications systems; related networking applications; and presence management, collaboration, and messaging applications. Our diverse suite of applications includes unified communications; voice processing and unified messaging software; audio, video and Web conferencing applications; workgroup and call center management solutions; Internet Protocol (IP) telephony software; Computer Telephony Integration (CTI) applications; and other communications services. Our communications platforms include Inter-Tel 7000 and 5000 Network Communications Solutions, Inter-Tel Axxess® and Lake converged business communication systems. We also provide managed services such as, local and long distance calling services; networking; maintenance; leasing; and support services for our products. Our customers include business enterprises, government agencies and non-profit organizations. Our common stock is quoted on the Nasdaq National Market under the symbol “INTL.”
     Change in Capital. During the second quarter of 2006, Inter-Tel, Incorporated reincorporated from Arizona to Delaware and changed its name to Inter-Tel (Delaware), Incorporated (the Company and its predecessor are herein referred to as “Inter-Tel” or “the Company”). In connection with this change, the par value of the Company’s common stock was changed from no-par value to $0.001 par value per share. All prior periods included in these financial statements include a reclassification between common stock and additional paid-in-capital to conform to this reclassification and the December 31, 2006 presentation.
     Principles of Consolidation. The consolidated financial statements include the accounts of Inter-Tel (Delaware), Incorporated and all significant subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
     Cash and Equivalents, Short-Term Investments. Cash and equivalents include all highly liquid investments with a remaining maturity of three months or less at date of acquisition. Cash and equivalents are primarily invested in mutual funds comprised of foreign and domestic high quality dollar denominated money market instruments rated A-1 by Standard & Poor’s Ratings Group, or equivalent.
     The Company accounts for short-term investments in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s short-term investments are classified as available-for-sale, and have been recorded at fair value, which approximates cost.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed below in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At December 31, 2006, our allowance for doubtful accounts for accounts receivable was $6.3 million of our $55.3 million in gross accounts receivable.
     Inventories. We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market. Significant management judgment is required to determine possible obsolete or excess inventory and we make our assessment primarily on a significant product-by-product basis using recent sales activity, and considering expected changes in projected sales or marketing demand. Inventory on hand may exceed future demand either because the product is outdated or obsolete, or because the amount on hand is more than can be used to meet estimated future needs. We consider criteria such as customer demand, product life-cycles, changing technologies, slow moving inventory and market conditions. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value. In estimating obsolescence, we primarily evaluate estimates of demand over a 12-month period and provide for inventory on hand in excess of the estimated 12-month demand. If actual customer demands, product life cycles, changing technologies and market conditions are less favorable than those projected by management, additional inventory write downs may be required in the future.

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
     Prior to January 1, 2002, Inter-Tel amortized goodwill over the useful life of the underlying asset, not to exceed 40 years. On January 1, 2002, Inter-Tel began accounting for goodwill under the provisions of SFAS Nos. 141 and 142 and discontinued the amortization of goodwill after January 1, 2002. As of December 31, 2006, Inter-Tel had gross goodwill of $47.9 million and accumulated amortization of $5.0 million. Inter-Tel completed one acquisition in 2005 and has not recorded any amortization for this acquisition on amounts allocated to goodwill in accordance with SFAS No. 141.
     The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have occurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2006 and determined that goodwill is not impaired and it is not necessary to record any impairment losses related to goodwill. At December 31, 2006 and 2005, $40.8 million and $27.7 million, respectively, of the Company’s goodwill, net of amortization, relates to the Company’s principal segment and $2.1 million relates to the Resale of Local, Long Distance and Network Services segment as of December 31, 2006 and 2005, respectively. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2006, the Company primarily considered the cash flows for each reporting unit in determining that no impairment has occurred. The test resulted in values that exceeded the net carrying value of each of the reporting units. Therefore, the second step for potential impairment was unnecessary.
     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of December 31, 2006, Inter-Tel had gross purchased intangible assets of $36.7 million and accumulated amortization of $17.1 million.
     At December 31, 2006 and, 2005, goodwill, net of accumulated amortization, totaled $42.9 million and $29.8 million, respectively. Other acquisition-related intangibles, net of accumulated amortization, totaled $19.6 million at December 31, 2006 and $23.7 million at December 31, 2005. Accumulated amortization through December 31, 2006 was $22.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $17.1 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2005 was $17.5 million, including $5.0 million of accumulated amortization attributable to goodwill and $12.5 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-12 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

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
     Advertising. The cost of advertising is expensed as incurred. We incurred $605,000, $570,000; and $530,000 in advertising costs during 2006, 2005, and 2004, respectively. Advertising costs include yellow page and space advertisements, marketing publications and related expenses.
     Revenue Recognition. Revenue is recognized pursuant to Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, as described below for the Company’s various significant sources of revenue.
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

     Sales Returns. We do not generally allow sales returns either by the terms of our contracts or in practice, except for returns related to warranty provisions. Once a product has been installed or delivered, such that revenue recognition requirements have been met, it would be very unusual to take back a system. This would likely happen in the case of a collection problem, where we attempt to recover assets to reduce a bad debt, or in a dispute where we ultimately decide to take back the system rather than proceed to possible litigation. However, we allow returns for our errors (shipping the wrong product or wrong volume). Such returns have not been significant during the last 3 years. We may accept, but are under no obligation to accept a return where a customer ordered a part in error. In these unusual cases, we would charge a restocking fee, typically 25 percent of the original invoiced price. However, in connection with our recent Lake acquisition, certain shipments are made to two dealers with varying return provisions. We defer revenue recognition on these shipments until the return provisions have lapsed.
     Warranties. We do not have a provision or accrual for warranties for either end-users or dealers since we do not manufacture our own products. Any warranties are generally passed through from our third-party manufacturers and vendors, and are generally for periods of up to 2 years.
     Shipping and Handling Costs. EITF 00-10 “Accounting for Shipping and Handling Fees and Costs,” addresses the accounting for shipping and handling fees and costs. Our policy is primarily not to bill customers for shipping costs, unless the customer requests priority shipping. Such amounts are not significant to our operations. Shipping and handling costs recorded in 2006, 2005 and 2004 were approximately $1.6 million, $1.1 million, and $1.3 million, respectively, and are included in cost of sales.
     Stock Based Compensation. Refer to Note B below for information regarding stock based compensation.
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
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at December 31, 2006, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.
     Other charges recorded in 2005 primarily consist of pre-tax costs associated with a legal judgment, legal settlement and related costs totaling $12.0 million, net of amounts previously accrued. A Florida state court jury rendered a verdict against Inter-Tel (“the Florida trial”) in the net amount of approximately $7.4 million. Although the Company appealed the verdict, the appellate court rejected the appeal, and on November 3, 2006, the Company paid the full amount of the judgment plus accrued interest totaling $8.0 million, in addition to attorney’s fees and related court costs. The Company also reached a separate settlement in another legal matter during the third quarter in connection with a longstanding dispute with a third-party vendor and customer. The net settlement plus related legal fees incurred during the third quarter for both events totaled approximately $3.0 million, net of amounts previously accrued, and are included in the pre-tax total costs of $12.0 million identified above. Further, in March 2006, other prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial. The Company is in the process of evaluating the complaint.

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
     On June 16, 2006, a stockholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court. On June 16 and June 20, 2006, respectively, two additional stockholder class actions against the Company and each of its Board members were filed in Arizona state court. The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Arizona actions claimed breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims were both dismissed by the Plaintiffs in the fourth fiscal quarter 2006. The Company is in the process of evaluating and conducting discovery in the Delaware class action suit.
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
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self- disclosure of the matter to the Inspector General of the GSA. The potential variances relate primarily to compliance with certain pricing thresholds and compliance with trade agreements that are applicable to transactions with certain government agencies. We continue to review our compliance and have taken appropriate corrective measures with respect to these potential variances. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through December 31, 2005. Our estimate at December 31, 2006 remains the same as the total identified as of the end of the second quarter of 2005. The total sales potentially subject to the GSA agreements were approximately $5.5 million during the period from March 28, 2001 through June 10, 2005. Our current contract with the GSA expires in April 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.
     Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
     Reclassifications. Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will generally be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to finalize its determination of such effects.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the Company’s consolidated results of operations or financial condition.
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. SAB 108 was adopted by the Company for the year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

NOTE B – STOCK BASED COMPENSATION
     At December 31, 2006, the Company had five active share-based employee compensation plans, including an Employee Stock Purchase Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from six months to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, treasury shares of the Company’s common stock, if available, are re-issued. Prior to December 31, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, stock options that were granted at market price had no compensation cost recognized, and a disclosure was made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
     During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Accordingly, no share-based employee compensation costs have been reflected in net income prior to the adoption of SFAS No. 123R and results for prior periods have not been restated.
     In November 2005, the FASB issued Staff Position No. 123R-3 (FSP 123R-3), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional transition election for calculating the pool of excess tax benefits (APIC pool) available to absorb tax deficiencies recognized under SFAS No. 123R. Under FSP 123R-3, an entity can make a one time election to either use a simplified method or use the guidance in SFAS No. 123R to calculate the APIC pool. A company may take up to one year from its initial adoption of SFAS No. 123R to make its election. The Company has elected to use the simplified method to calculate its APIC pool.
     The adoption of SFAS No. 123R reduced income before income tax expense for the year ended December 31, 2006 by approximately $4.6 million and reduced net income for the year ended December 31, 2006 by approximately $3.8 million. Basic and diluted net income per common share for the year ended December 31, 2006 are lower by $0.14 and $0.14, respectively, than if the Company had continued to follow APB Opinion No. 25. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2006, total unrecognized compensation cost related to stock option awards was approximately $7.1 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the year ended December 31, 2006 was comprised as follows (in thousands, except per share data):

Year Ended
December 31, 2006
Cost of sales	$254
Research and development	1,252
Selling, General and Administrative	3,133

Share-based compensation expense before income taxes	4,638
Related income tax benefits	816

Share-based compensation expense, net of taxes	$3,822

Year Ended
December 31, 2006
Net share-based compensation expense, per common share:
Basic	$0.14
Diluted	$0.14

     Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.9 million excess tax benefit classified as a financing cash inflow in the Company’s accompanying condensed consolidated statements of cash flows for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
     A summary of stock-based awards (excluding performance share awards discussed below) activity within the Company’s share-based compensation plans and changes for the past three years is as follows:

	Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	3,855,988	$16.36	4,124,118	$14.88	4,416,131	$13.66
Granted	725,350	20.44	707,300	19.15	484,000	23.75
Exercised (1)	(587,017)	11.44	(788,338)	10.78	(649,543)	12.79
Expired or canceled	(168,813)	20.20	(187,092)	17.88	(126,470)	16.85

Outstanding at December 31	3,825,508	18.14	3,855,988	16.36	4,124,118	14.88
Exercisable at December 31	2,528,710	$17.26	2,462,798	$16.88	2,002,768	$13.97

(1)	The difference between shares exercised in the table above and shares exercised as reflected in the Consolidated Statements of Stockholders’ Equity relates to mature shares tendered in connection with the shares exercised. The Company permits the tendering of mature shares to exercise stock options provided that the shares have been held for six months or more. Mature shares tendered for the years ended December 31, 2006, 2005 and 2004 were 18,372; 2,504; and 3,144 shares, respectively.
     At December 31, 2006, we have reserved 4,892,206 shares of Common Stock for issuance in connection with the stock option plans.

			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value

Balance at December 31, 2006	3,825,508	$18.14	6.23	$15,379,000
Vested and Expected to Vest at December 31, 2006	3,670,203	18.33	5.66	14,057,000

Exercisable at December 31, 2006	2,528,710	$17.26	4.54	$12,391,000

     The intrinsic value of options exercised during the year ended December 31, 2006 was $5,841,000.

     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Price	at 12-31-06	Life	Price	at 12-31-06	Price

$ 5.25 - $10.00	590,750	4.1 years	$9.30	590,750	$9.30
$10.01 - $15.12	695,071	5.6 years	$13.62	430,591	$13.56
$15.13 - $19.13	907,660	6.7 years	$18.53	503,962	$18.09
$19.14 - $43.44	1,632,027	6.8 years	$21.97	1,003,407	$23.13
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31
	2006	2005	2004

Expected dividend yield	1.36% - 1.55%	1.52% - 1.72%	.82% - 1.13%
Expected stock price volatility	0.41 - 0.53	0.48 - 0.58	0.46 – 0.51
Risk-free interest rate	4.76% - 5.04%	3.77% - 4.01%	2.81% - 3.81%
Expected life of options	3-5 Years	3-5 years	5 Years

     The expected dividend yield is based on expected annual dividend to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined volatility primarily using historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company, adjusted for expected future activity. The weighted average fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $8.60, $6.34, and $10.38, respectively.
     The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS No. 123R (amounts in thousands, except per share amounts):

	Year Ended
	December 31,
	2005	2004
Net income, as reported	$17,854	$27,213
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(8,663)	(3,340)

Pro-forma net income	$9,191	$23,873

Net income per common share:
Basic, as reported	$0.68	$1.06
Basic, pro forma	$0.35	$0.93
Diluted, as reported	$0.66	$1.00
Diluted, pro forma	$0.34	$0.97

(1)	On April 26, 2005, the Compensation Committee of the Board of Directors of Inter-Tel, with the approval of the board of directors, approved the acceleration of the vesting of certain unvested stock options previously granted to employees under the Company’s 1994 Long Term Incentive Plan, 1997 Long Term

Incentive Plan and the Acquisition Stock Option Plan. The Board of Directors considered several factors in determining to accelerate the vesting of these options, including the effect on the Company’s reported stock option expense in future periods, administrative burden required to track and account for the vesting periods under new accounting rules and the potential benefit to the Company and its stockholders in retaining the services of the affected employees. With the exception of any options granted to all Directors and Named Executive Officers, all unvested options with exercise prices greater than the closing price as of the close of the Nasdaq stock market on May 3, 2005 ($19.13) became exercisable in full. Such options would otherwise have vested from time to time over the next five years. Approximately 617,000 options were accelerated at grant prices ranging from $19.16 to $31.58. All other terms and conditions applicable to outstanding stock option grants, including the exercise prices and number of shares subject to the accelerated options, were unchanged. This acceleration of the vesting provision increased the stock based compensation expense and decreased the pro forma net income shown in the table above by $5.4 million for the year ended December 31, 2005.
Employee Stock Purchase Plan
     Under the Employee Stock Purchase Plan (the “Purchase Plan”), employees are granted the right to purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees may designate up to 10% of their compensation for the purchase of stock. Included in the share based compensation expense for the year ended December 31, 2006 is $223,000 for the expense related to the Purchase Plan.
Performance Shares
     During the year ended December 31, 2006, the Company granted 80,000 performance shares of common stock. The performance share awards vest primarily with the achievement by the Company of certain earnings per share targets over the Company’s fiscal years ended December 31, 2007 and December 31, 2008, with 50% vesting each year (on April 27 following the close of each respective fiscal year) upon the achievement of such targets. In the event either target is missed, the applicable shares for that year do not vest and are forfeited. The market price of the Company’s common stock on the date of grant was $23.44 for 41,000 performance shares awarded on April 27, 2006 and $21.23 for 39,000 performance shares granted on August 8, 2006. Expense is recognized over the vesting period for awards that are considered probable of vesting. For the year ended December 31, 2006, compensation expense totaling $240,000 was recorded in connection with these awards. Such expense relates to the portion of the awards (currently 50 percent) that are considered probable of vesting. When the remaining 50% of the outstanding awards becomes probable of vesting, expense will be recorded in an amount that equals the cumulative expense that would have been recorded if the award had been considered probable of vesting from the date of the grant.
NOTE C – ACQUISITIONS
     Lake. On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel (Delaware), Incorporated executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out subsequently earned of $13.0 million based upon achieving certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed on March 4, 2005. In total, the Company recorded $19.3 million of intangible assets of which a total of $2.6 million was charged to expense in the first quarter of 2005 as in-process research and development costs with the balance being amortized over eight years. We initially recorded $8.7 million of goodwill and have increased this by $13.0 million to $21.7 million in December 2006 as a result of the sellers achieving a portion of the potential earn-out. Such earn-out will be paid in the first quarter of 2007.
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
     The weighted-average amortization period for total purchased intangibles as of December 31, 2006 and December 31, 2005 was approximately 7.8 years and 7.5 years for each period, respectively. The weighted-average amortization period as of December 31, 2006 and December 31, 2005 for developed technology was approximately 7.8 and 7.3 years for each period, respectively, and 7.8 years as of December 31, 2006 and 2005, for customer lists and non-compete agreements.
     The Lake acquisition discussed above was not a material business acquisition and has been accounted for using the purchase method of accounting. The results of operations of this acquisition have been included in our accompanying consolidated statements of income from the date of acquisitions.
NOTE D – SHORT-TERM INVESTMENTS
     The Company accounts for its investments in short-term securities in accordance with Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the Company’s short-term investments are classified as available-for-sale at December 31, 2006, and have been recorded at fair value, which approximates cost. We have also historically purchased and sold similar investments at face value. At December 31, 2006 and December 31, 2005 $64.4 million and $53.8 million, respectively, were recorded as short-term investments, available-for-sale. At December 31, 2005, $9.9 million was recorded as short-term investments, held-to-maturity. Short-term investments include certificates of deposit, municipal preferred securities, equity securities, federal agency issues, mutual funds and commercial paper. The municipal preferred securities and equity securities are auction rate securities which are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 35 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-four (34) years. At December 31, 2006 and December 31, 2005, the Company had no investments that were classified as long-term investments. All investment instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent.
     The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions.
     The following is a summary of available-for-sale and held-to-maturity securities:

		Gross	Gross
December 31, 2006		Unrealized	Unrealized	Gross Fair
(in thousands)	Cost	Gains	Losses	Value

Short-term, available-for-sale:

Mutual funds	$403	—	—	$403

Municipal bonds	62,985	—	—	62,985
Commercial paper	1,000	—	—	1,000

Totals	$64,388	$—	$—	$64,388

		Gross	Gross
December 31, 2005		Unrealized	Unrealized	Gross Fair
(in thousands)	Cost	Gains	Losses	Value

Short-term, available-for-sale:
Equity securities	$2,988	$—	$—	$2,988
Mutual funds	370	—	—	370
Certificate of deposit	1,034	—	—	1,034
Municipal bonds	49,397	—	—	49,397

Total available-for-sale	$53,789	$—	$—	$53,789

Short-term, held-to-maturity:
Federal agency issues (mature in 2006)	$9,900	$—	$72	$9,828

Total held-to-maturity	$9,900	$—	$72	$9,828

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

	December 31
	2006	2005	2004

Lease balances included in consolidated accounts receivable, net of allocated allowances of $1,586 in 2006; $980 in 2005; and $1,177 in 2004.	$11,024	$8,860	$6,390

Net investment in Sales-Leases:
Current portion, net of allowances of $1,112 in 2006; $998 in 2005; and $886 in 2004	19,617	19,699	17,151
Long-term portion, includes residual amounts of $803 in 2006; $625 in 2005; and $510 in 2004; net of allowances of $1,763 in 2006; $1,926 in 2005; $1,810 in 2004	31,113	34,758	33,877

Total investment in Sales-Leases, net of allowances of $4,461 in 2006; $3,904 in 2005; and $3,873 in 2004	61,754	63,317	57,418

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of lease recourse liability reserves of $14,682 in 2006; $14,199 in 2005; and $12,241 in 2004	259,003	256,143	229,163

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances and reserves	$320,757	$319,460	$286,581

Total allowances and reserves for entire lease portfolio (including lease recourse liabilities)	$19,143	$18,103	$16,114

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

	Years Ended December 31
(In thousands)	2006	2005	2004

Sales of rental payments	$101,644	$119,060	$113,172
Sold payments remaining unbilled at end of year	$273,685	$270,342	$241,404

     Sales of rental payments represents the gross selling price or total present value of the payment stream on the sale of the rental payments to third parties. Sold payments remaining unbilled at the end of the year represents the total balance of leases that is not included in our balance sheet. We do not expect to incur any significant losses in excess of reserves from the recourse provisions related to the sale of rental payments. Inter-Tel is compensated for administration and servicing of rental payments sold.
     At December 31, 2006, future minimum lease payments related to the sold rental streams remaining unbilled are: 2007 — $86.2 million, 2008 — $76.2 million, 2009 – $59.6 million, 2010 — $37.4 million, 2011 — $14.2 million, thereafter — $0.1 million.
     At December 31, 2006, future minimum lease receipts due from customers related to the lease portfolio included in our December 31, 2006 balance sheet are: 2007 — $19.8 million, 2008 — $13.5 million, 2009 – $9.7 million, 2010 — $5.9 million, 2011 — $3.9 million, thereafter – $48,000.
     During 2006, the Company entered into “rate-lock” agreements with a financial institution in the form of commitments to sell the cash flow streams for leases at a fixed interest rate to the financial institution. As of December 31, 2006, the Company had one outstanding agreement in place to sell cash flow streams with a present value of $10.0 million in March 2007 at a fixed interest rate to the financial institution. Should interest rates decrease substantially, the Company has the option to pay a fee to the financial institution to cancel the commitment.
NOTE F – PROPERTY, PLANT & EQUIPMENT

	December 31
(In thousands)	2006	2005

Computer systems, data processing and other office equipment	$67,935	$63,572
Transportation equipment	2,159	4,026
Furniture and fixtures	5,456	5,212
Leasehold improvements	4,481	4,341
Building	7,274	7,318
Land	2,499	2,499

	89,804	86,968
Less: Accumulated depreciation and amortization	(63,946)	(58,732)

Net property, plant & equipment	$25,858	$28,236

NOTE G – GOODWILL AND PURCHASED INTANGIBLE ASSETS

	December 31
(In thousands)	2006	2005

Goodwill	$47,890	$34,865
Less: Accumulated amortization	(5,025)	(5,025)

Net Goodwill	$42,865	$29,840

Purchased intangible assets:
Acquired developed technology	$27,082	$26,332
Customer lists and non-competition agreements	9,631	9,793

	36,713	36,125
Less: Accumulated amortization	(17,143)	(12,474)

Net Purchased intangible assets	$19,570	$23,651

     For the years ending December 31, 2007, 2008, 2009, 2010, and 2011, the amortization expense on purchased intangible assets is estimated to be $4.4 million, $3.6 million, $3.1 million, $2.4 million and $2.4 million, respectively, based on existing levels of purchased intangible assets. See Note C – Acquisitions for discussion of change in goodwill for Lake acquisition.
NOTE H – OTHER CURRENT LIABILITIES

	December 31
(In thousands)	2006	2005

Compensation and employee benefits	$19,855	$15,703
Customer deposits	4,504	4,252
Deferred revenues	13,945	8,344
Miscellaneous taxes payable	5,056	3,295
Legal settlements	—	10,081
Other accrued expenses	11,785	12,711

	$55,145	$54,386

NOTE I – CREDIT LINE
     We maintain a $10 million unsecured bank credit line at prime rate to cover international letters of credit and for other purposes. The credit agreement matures June 30, 2007 and contains certain restrictions and financial covenants. At December 31, 2006, none of the credit line was committed under letter of credit arrangements.
NOTE J – LEASES
     Noncancellable operating leases are primarily for buildings. Certain of the leases contain provisions for renewal options and scheduled rent increases. Rental expense amounted to $10.3 million, $9.9 million, and $9.4 million in 2006, 2005, and 2004, respectively, as follows:

(In thousands)	2006	2005	2004

Rental expense, gross	$10,658	$10,329	$9,926
Less: Sublease receipts, gross	(397)	(429)	(545)

Net rental expense	$10,261	$9,900	$9,381

     At December 31, 2006, future minimum commitments under noncancellable leases are as follows: 2007 — $7.9 million; 2008 – $5.4 million; 2009 — $4.1 million; 2010 — $3.1 million; and 2011 — $1.2 million.
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
     Significant components of our deferred tax liabilities and assets as of December 31 are as follows:

	December 31,
(in thousands)	2006	2005

Deferred tax liabilities:
Lease—sales and capitalized costs	$78,813	$82,777
Foreign Intangibles	1,828	2,325
Tax over book depreciation	1,159	2,417

	December 31,
(in thousands)	2006	2005

Other	3,031	3,057

Total deferred tax liabilities	84,831	90,576
Deferred tax assets:
State net operating loss carryforward	3,117	5,259
State tax credit carryforward	2,420	2,420
Federal tax credit carryforward	815	5,052
Insurance reserves	601	672
Accounts receivable reserves	2,112	2,196
Accrued vacation pay	2,261	2,188
Inventory reserve	1,425	982
Accrued legal	361	1,425
Foreign loss carryforwards	2,025	2,553
In-process R&D write-off	3,768	4,354
Restructuring/Special Charge	—	1,156
Lease receivable reserves	10,157	9,655
Nonqualified Stock Options	777	—
Other – net	2,690	3,994
Deferred tax assets	32,529	41,906

Less valuation reserve	6,562	9,179

Net deferred tax assets	25,967	32,727

Net deferred tax liabilities (total deferred tax liabilities less net deferred tax assets)	$58,864	$57,849

     The net deferred tax liabilities increased slightly in 2006 due primarily to: reduction of temporary differences for utilization of the federal research credit, tax depreciation, and leasing transactions in our TotalSolutionSM program. Reductions in capital spending and the federal tax depreciation for bonus depreciation that ended as of December 31, 2004 resulted in a lower deferred tax liability.
     The Company had utilized all federal net operating loss carryforwards in 2005. The remaining research and minimum tax credits are expected to be utilized in 2007. The Company filed a change in accounting method with the Internal Revenue Service for the 2002 tax year to utilize accelerated depreciation for dealer leases. This depreciation deduction generated a net operating loss in 2002 that was carried back to 2001 and carried forward to 2003, 2004 and 2005. The federal net operating loss carryforward was fully utilized in 2005, however state net operating losses were not fully utilized, due to most state jurisdictions not allowing net operating loss carryback claims. The 2002 net operating loss created deferred tax assets, not only for the loss, but also for research credits and minimum tax credits. The state research tax will expire beginning in 2018, and the state net operating losses will begin expiring in 2007 and have expiration dates ranging from 5 to 20 years, depending on the jurisdiction, through 2022.
     During 2006, 2005 and 2004, the Company recorded income of $4.9 million, $2.9 million, and $1.7 million respectively, from foreign operations. At December 31, 2006, the Company had a deferred tax asset relating to foreign loss carryforwards of approximately $2.0 million and a valuation allowance of $1.5 million for the acquisition of Lake based upon management’s estimate of the portion of the acquired loss carryforward that does not meet the “more likely than not” threshold for recoverability. Any reduction of the valuation allowance would result in a reduction of goodwill based on purchase accounting rules. The foreign loss carryforwards do not have an expiration date. The Company also recognized a tax benefit for the write-off of the Japanese investment in the amount of $550,000 in 2004.

     Federal, state and foreign income taxes consisted of the following:

(In thousands)	2006	2005	2004

Current

Federal	$4,782	$3,161	$4,901
State	472	1,955	695
Foreign	1,101	2,020	(79)

Total Current	$6,355	$7,136	$5,675

Deferred

Federal	$2,594	$41	$9,302
State	(1,610)	1,446	1,773
Foreign	31	412	(236)

Total Deferred	$1,015	$1,899	$10,839

Total income taxes	$7,370	$9,035	$16,514

     The principal reasons for the difference between total income taxes (benefit) and the amount computed by applying the statutory federal income tax rate to income before taxes are as follows:

	2006	2005	2004

Federal tax at statutory rates applied to pre-tax income	35.0%	35.0%	35.0%
State tax net of federal benefit	4.1	9.9	3.7
Credit for research activities	(4.4)	(3.7)	(1.6)
Write-off of Japan	—	—	(3.4)
E-Rate settlement	—	—	6.8
Release of reserve	—	(5.3)	—
State NOL valuation allowance	(8.2)	—	—
Foreign	(1.8)	2.0	—
Share-based compensation	2.8	—	—
Tax exempt interest	(5.4)	(3.4)	(1.5)
Other – net	0.9	(0.9)	(1.2)

	23.0%	33.6%	37.8%

     The 2006 effective tax rate was favorably impacted by higher exempt interest income, higher income from foreign jurisdictions with lower effective tax rates, an increased research credit and the release of state net operating loss valuation allowances, offset in part by the adoption of SFAS 123R stock-based compensation expenses, which generated lower relative tax benefits on such expenses. The 2006 effective tax rate also includes a $2.6 million state tax benefit related to the release of net operating loss valuation allowances. Due to historical loss experience in various jurisdictions for several subsidiaries, management determined in prior years that it was uncertain that these net operating losses would be recognized. However, management determined during 2006 that selected net operating losses would be utilized for several subsidiaries. Accordingly, the valuation allowance was adjusted based on the expected utilization of the deferred tax asset.
     The 2006 state tax expense of 4.1% was lower as a percentage of pre-tax net income compared to the 2005 tax rate. The 2005 state tax rate of 9.9% was higher as a result of (1) a change to the rate at which deferred income taxes were expected to be incurred, which resulted in additional state tax expense in 2005 of $1.1 million, and (2) to a lesser extent to the limited utilization of net operating losses in certain subsidiaries relative to prior years. Increased expenditures for research and development resulted in increased research credits for 2006 and in the 2005 provision to return reconciliation. In 2005, the Company finalized federal tax audits with favorable outcomes resulting in the release of contingencies.
     The 2004 E-Rate settlement of $9.5 million, further described in Note A to the Consolidated Financial Statements, consisted primarily of nondeductible fines and penalties. The non-deductibility of these fines and penalties also unfavorably impacted the state effective tax rate.

     The 2004 write-off of Japan consists of the recognition of the valuation allowance and 2004 Japanese loss, as well as a tax benefit for the write-off of the investment. In prior years the tax benefit of the Japanese operations were offset by a valuation allowance due to historical losses and an inability to project future income by management.
     Undistributed earnings of the Company’s foreign subsidiaries totaling approximately $12.0 million and $8.9 million as of December 31, 2006 and 2005, respectively, are considered by the Company to be permanently reinvested; accordingly, deferred income taxes have not been provided on these earnings. Determining the tax liability that would arise if these earnings were remitted is not practicable. The amount would depend on a number of factors, including the amount of the earnings distributed and whether the U.S. operations were generating profits or losses.
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
NOTE L – EQUITY TRANSACTIONS
     Treasury Stock. In February 2005, we initiated a stock repurchase program, with no stated expiration date, under which the Board of Directors authorized Inter-Tel to purchase up to $75 million of Inter-Tel Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. Under this authorization, we repurchased 716,500 shares during 2005, expending $13.8 million to repurchase these shares. We did not repurchase shares during 2006.
     During the first quarter of 2001, we initiated a prior stock repurchase program under which the Board of Directors authorized the repurchase of up to 4,000,000 shares of Inter-Tel Common Stock. We did not repurchase shares during 2004. Under the 2001 and prior authorizations, we repurchased 8,271 shares during 2003, expending $207,000 to repurchase shares for cash pay-outs to former employees in place of ESOP share distributions during 2003. We reissued approximately 631,000; 855,000; and 696,000 shares in 2006, 2005 and 2004, respectively, through stock option and employee stock purchase plan exercises and issuances. The proceeds received for the stock reissued were less than our total cost basis in 2006 and 2005. Accordingly, the difference was recorded as a reduction to retained earnings. During 2004 we reissued treasury shares through stock option and ESPP exercises and issuances, with the proceeds received totaling more than the cost basis of the treasury stock reissued. Accordingly, the difference was recorded as an increase to retained earnings. Attached below is a summary of treasury share activity for the past three years:

Treasury shares	2006	2005	2004

Balance on January 1	897,365	1,036,024	1,732,181
Stock repurchases, including ESOP	—	716,500	—
Shares reissued	(630,902)	(855,159)	(696,157)

Balance on December 31	266,463	897,365	1,036,024

     Dividend Policy. Since December 31, 1997, we have paid quarterly cash dividends (the “cash dividend”) for every share of Common Stock to stockholders of record. Dividend payments commence on or about 15 days after the end of each fiscal quarter. Our Board of Directors has periodically increased the cash dividend and attached below is a summary of our dividends accrued and paid since December 31, 1997, the date we first declared cash dividends on our Common Stock. Included in the schedule below is a one-time special dividend of $1.00 per share, approved by the Board of Directors in February 2005 and effective for stockholders of record at March 31, 2005 and paid on or about April 15, 2005.

Period	Q1	Q2	Q3	Q4	Totals

1998	$0.01	$0.01	$0.01	$0.01	$0.04
1999	$0.01	$0.01	$0.01	$0.01	$0.04
2000	$0.01	$0.01	$0.01	$0.01	$0.04
2001	$0.01	$0.01	$0.01	$0.02	$0.05
2002	$0.02	$0.02	$0.03	$0.03	$0.10
2003	$0.03	$0.03	$0.06	$0.06	$0.18
2004	$0.06	$0.06	$0.07	$0.07	$0.26
2005	$0.08	$1.08	$0.08	$0.08	$1.32
2006	$0.08	$0.08	$0.08	$0.08	$0.32

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
     In July 2001, as approved by stockholders at the annual stockholders’ meeting in April 2002, the board of directors extended the term of the Director Plan to 2010. Our stockholders also approved amendments to change the date of the annual grant to directors under the Director Plan to five (5) business days after the re-election of directors at the annual meeting of stockholders, and increased the initial automatic option grant and each annual option grant from 5,000 to 7,500 shares. The term of options granted under the Director Plan was also increased from five (5) years to ten (10) years. These amendments did not increase the number of shares authorized for the Director Plan. In each instance, Director Plan options must be granted at not less than 100% of the fair market value of our stock at the dates of grant.
     During 2006, the shares reserved for issuance under the Director Plan became insufficient to cover the granting of annual awards provided under the Plan. The Plan held an insufficient number of options to grant to each Director the full amount of options authorized by the Director Plan. Accordingly, the Board of Directors awarded a ratable amount of remaining options to independent Directors effective June 7, 2006 (2,750 options each) and also approved a cash payment to each independent Director in the amount of approximately $29,000 in lieu of the shortfall. Such total amount of approximately $294,000 paid to the ten independent directors was determined using the Black Scholes methodology used by the Company to determine the financial statement expense of such awards. At the upcoming Annual Meeting of Stockholders, Inter-Tel’s Board of Directors intends to recommend for stockholder approval a new Director Plan.
     In November 1993, the Board of Directors authorized the Inter-Tel, Incorporated Long-Term Incentive Plan (“the 1994 Long Term Plan”). 2,000,000 shares of Common Stock were originally reserved for issuance under the 1994 Long Term Plan to selected officers and key employees. Options must be granted at not less than 100% of the fair market value of our stock at the dates of grant. Options generally vest over four or five years and expire five to ten years from the date of grant. The 1994 Long Term Plan does not allow incentive stock options to be granted after November 19, 2003, but other forms of awards, as defined in the plan, may be continue to be granted to participants. No awards were granted from the 1994 Plan during 2006 and 33,676 shares remain reserved for issuance as of December 31, 2006.
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
     Under the 1994 and 1997 Long Term Plans, in some instances, predetermined share market value increases have been and must be required to be met to allow acceleration of option vesting provisions before the end of the option term.
     For purposes of granting incentive stock options only, the 1997 Plan had an original term of 10 years, which expired on February 24, 2007. At the upcoming Annual Meeting of Stockholders, Inter-Tel’s Board of Directors intends to recommend for stockholder approval either an extension of the expiration period of the existing 1997 Plan or a new incentive Plan.
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
     The Board of Directors considered several factors in determining to accelerate the vesting of these options, including the effect on the Company’s reported stock option expense in future periods, administrative burden required to track and account for the vesting periods under new accounting rules and the potential benefit to the Company and its stockholders in retaining the services of the affected employees.
     Refer to Note B for additional information regarding stock based compensation plans.
     1997 Employee Stock Purchase Plan. In April 1997, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the Purchase Plan) and reserved 500,000 shares for issuance to eligible employees. In April 2002, the Board of Directors and stockholders approved an amendment to the Plan to increase the number of authorized shares by 500,000 shares for a total of 1,000,000 authorized thereunder. Under the Purchase Plan, employees are granted the right to purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees may designate up to 10% of their compensation for the purchase of stock. Under the Plan, we sold 62,257 shares for approximately $1,113,000 ($17.88 per share) to employees in 2006, 69,325 shares for approximately $1,196,000 ($17.25 per share) to employees in 2005, and 49,758 shares for approximately $1,051,000 ($21.13 per share) to employees in 2004. At December 31, 2006, 335,002 shares remained authorized under the Plan, although the Plan is scheduled to expire pursuant to its terms at its original 10-year plan expiration after the six-month Offering Period expires on May 30, 2007. At the upcoming Annual Meeting of Stockholders, Inter-Tel’s Board of Directors intends to recommend for stockholder approval either an extension of the expiration period of the existing Plan or a new Plan with terms similar to the existing Plan.
NOTE M – EARNINGS PER SHARE
     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.
     The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
(In thousands, except per share amounts)	2006	2005	2004

Numerator:
Net income	$24,621	$17,854	$27,213

Denominator:
Denominator for basic earnings per share – weighted average shares	26,581	26,261	25,767
Effect of dilutive securities:
Employee and director stock options (1)	645	946	1,499

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	27,226	27,207	27,266

Basic income per share	$0.93	$0.68	$1.06

Diluted income per share	$0.90	$0.66	$1.00

Options excluded from diluted net earnings per share calculations (2)	1,122	669	201

(1)	The adoption of FAS123R, effective January 1, 2006 also changed the method of computation of dilutive shares for 2006. If the same method used to determine dilutive shares in 2005 and 2004 was used in 2006, the dilutive shares would have been 724 year ended December 31, 2006. This did not change the diluted earnings per share for the year ended December 31, 2006.

(2)	At December 31, 2006, 2005, and 2004, options to purchase shares of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective periods, and therefore the effect would have been antidilutive.
NOTE N – RETIREMENT PLANS
     Inter-Tel maintains retirement plans for the benefit of our employees. Under our 401(k) Retirement Plan, participants may contribute on an annual basis up to the maximum amount allowed by the Internal Revenue Service. We make voluntary annual contributions to the Plan of 50% of contributions made by Plan participants of up to 6 percent of each participant’s compensation. Our matching contributions to the Plan totaled $2.1 million, $2.0 million, and $1.9 million, in 2006, 2005 and 2004, respectively.
NOTE O – SEGMENT INFORMATION
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
     For the years ended December 31, we generated income from business segments, including charges, as follows:

		Proxy
		Expenses		Resale of
		and Legal		Local, Long
		Costs	Subtotal	Distance and
	Principal	Related to	Principal	Network
(In thousands, except per share amounts)	Segment	Settlement	Segment	Services	Total

2006
Net sales	$398,150	$—	$398,150	$60,214	$458,364
Gross profit	205,033	—	205,033	22,494	227,527
Operating income	24,273	(7,442)	16,831	9,217	26,048
Interest and other, net	5,957	—	5,957	189	6,146
Loss on foreign currency transactions	(203)	—	(203)	—	(203)
Income taxes	8,132	(2,881)	5,251	2,119	7,370
Net income (loss)	$21,895	$(4,561)	$17,334	$7,287	$24,621
Net income (loss) per diluted share (1)	$0.81	$(0.17)	$0.64	$0.27	$0.90
Weighted average diluted shares (1)	27,226	27,226	27,226	27,226	27,226
Goodwill	$40,730	$—	$40,730	$2,135	$42,865
Total assets	$421,058	$—	$421,058	$15,823	$436,881
Depreciation and amortization	$13,973	$—	$13,973	$73	$14,046

				Resale of
				Local, Long
		Legal	Subtotal	Distance and
	Principal	Judgment &	Principal	Network
(In thousands, except per share amounts)	Segment	Settlement	Segment	Services	Total

2005
Net sales	$387,606	$—	$387,606	$55,288	$442,894
Gross profit	204,817	—	204,817	21,493	226,310
Operating income	24,689	(11,986)	12,703	9,983	22,686
Interest and other, net	3,821	—	3,821	167	3,988
Gain on foreign currency transactions	215	—	215	0	215
Income taxes	10,300	(4,135)	6,165	2,870	9,035
Net income (loss)	$18,425	$(7,851)	$10,574	$7,280	$17,854
Net income (loss) per diluted share (1)	$0.68	$(0.29)	$0.39	$0.27	$0.66
Weighted average diluted shares (1)	27,207	27,207	27,207	27,207	27,207
Goodwill	$27,705	$—	$27,705	$2,135	$29,840
Total assets	$381,729	$—	$381,729	$14,539	$396,268
Depreciation and amortization	$13,596	$—	$13,596	$57	$13,653

				Resale of
				Local, Long
			Subtotal	Distance and
	Principal		Principal	Network
(In thousands, except per share amounts)	Segment	E-Rate	Segment	Services	Total

2004
Net sales	$367,969	$—	$367,969	$48,799	$416,768
Gross profit	202,624	—	202,624	18,826	221,450
Operating income	43,177	(9,261)	33,916	7,674	41,590
Interest and other, net	2,354	—	2,354	182	2,536
Gain on foreign currency transactions	(399)	—	(399)	—	(399)
Income taxes	14,371	(304)	14,067	2,447	16,514
Net income (loss)	$30,761	$(8,957)	$21,804	$5,409	$27,213
Net income (loss) per diluted share (1)	$1.13	$(0.33)	$0.80	$0.20	$1.00
Weighted average diluted shares (1)	27,266	27,266	27,266	27,266	27,266
Goodwill	$18,923	$—	$18,923	$2,135	$21,058
Total assets	$399,069	$—	$399,069	$8,714	$407,783
Depreciation and amortization	$9,897	$—	$9,897	$107	$10,004

(1)	Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share. See Note L for additional information.
     Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $412.6 million, or 90.0% of total revenues, $405.6 million, or 91.6% of total revenues, and $403.7 million, or 96.8% of total revenues for the years ended December 31, 2006, 2005, and 2004, respectively. Revenues from customers located internationally accounted for 10.0%, 8.4%, and 3.2% of total revenues for the years ended December 31, 2006, 2005, and 2004, respectively. Substantially all of the foreign revenues were generated by our principal segment for each of the last three years. Refer to the tables below for additional geographical revenue data.

	Year Ended December 31,
(in thousands, except percentages)	2006		2005		2004
Source of net sales	$	%	$	%	$	%

Domestic	412,623	90.0	405,607	91.6	403,620	96.8
Lake Communications	28,532	6.2	22,996	5.2	—	—
Other International	17,209	3.8	14,291	3.2	13,148	3.2

Total net sales	458,364	100.0	442,894	100.0	416,768	100.0

     2006 revenue percentages from foreign sources increased as a result of our acquisition of Lake in March 2005, as well as increased revenues from our Inter-Tel Europe and Swan operations. 2005 revenue percentages from foreign sources primarily increased as a result of our acquisition of Lake in March 2005. Lake is based in Dublin, Ireland with majority of its sales made to the United Kingdom, Australia, other European countries, and South Africa. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel UK and Swan Solutions. These other international offices sell predominantly into the United Kingdom and other European countries. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income.
     Our applicable long-lived assets at December 31, 2006 included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $50.5 million and the amount in foreign countries was $37.8 million at December 31, 2006. Our applicable long-lived assets at December 31, 2005 included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $60.2 million and the amount in foreign countries was $21.5 million at December 31, 2005. At December 31, 2004, the net amount located in the United States was $56.1 million and the amount in foreign countries was $3.8 million. The increase in foreign assets related primarily to the acquisition of Lake.
NOTE P – FINANCIAL INSTRUMENTS
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
NOTE Q – SUPPLEMENTAL CASH FLOW

	Years Ended December 31,
(In thousands)	2006	2005	2004

Cash paid for:
Interest	$65	$85	$118
Income taxes paid (received)	4,711	1,222	$(1,156)

Changes in operating assets and liabilities:
Increase in receivables and current net investment in sales-leases	$(7,245)	$(1,295)	$(4,494)
Increase in inventories	(7,264)	(2,988)	(2,192)
(Increase) decrease in prepaid expenses and other assets	11,598	(998)	5,933
(Decrease) increase in long-term net investment in sales-leases and other assets	2,813	(1,348)	(1,809)
(Decrease) increase in accounts payable and other current liabilities	(3,800)	(4,365)	4,685

	$(3,898)	$(10,994)	$2,123

NOTE R – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     A summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 follows (quarterly amounts may not add to the year-end totals due to rounding):
     (In thousands, except per share amounts)

2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$106,923	$115,925	$117,034	$118,481
Gross profit	53,278	56,762	58,028	59,458
Other charges	1,314	—	—	—
Net income	$3,201	$4,786	$7,480	$9,155
Net income per share—Basic	$0.12	$0.18	$0.28	$0.34
Net income per share—Diluted	$0.12	$0.18	$0.27	$0.33
Weighted average basic common shares	26,308	26,534	26,674	26,814
Weighted average diluted common shares	26,980	27,227	27,305	27,400

2005	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Net sales	$105,618	$115,265	$111,335	$110,676
Gross profit	53,965	60,045	56,260	56,040
Other charges	—	—	10,378	1,608
Net income	$1,958	$6,941	$735	$8,220
Net income per share—Basic	$0.07	$0.26	$0.03	$0.31
Net income per share—Diluted	$0.07	$0.26	$0.03	$0.31
Weighted average basic common shares	26,373	26,301	26,147	26,222
Weighted average diluted common shares	27,788	27,069	27,056	26,914

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)
	Col. A	Col. B	Col. C	Col. D	Col. E.
	Balance	Charged to			Balance
	at	Costs	Charged to	Charged to	at End
	Beginning	&	Other	Deductions	of
DESCRIPTION	of Period	Expenses	Accounts	(1)	Period

Year ended December 31, 2006

Deducted from asset accounts:
Allowance for Doubtful Accounts	$6,235	$2,274	$—	$2,187	$6,323
Allowance for Sales-Leases	2,924	250	—	299	2,875
Lease Recourse Liability	14,199	692	—	210	14,682

Year ended December 31, 2005

Deducted from asset accounts:
Allowance for Doubtful Accounts	$9,921	$1,151	$(405) (2)	$4,432	$6,235
Allowance for Sales-Leases	2,696	683	—	455	2,924
Lease Recourse Liability	12,241	3,089	—	1,131	14,199

Year ended December 31, 2004

Deducted from asset accounts:
Allowance for Doubtful Accounts	$11,010	$1,525	$(349) (2)	$2,265	$9,921
Allowance for Sales-Leases	2,734	711	—	749	2,696
Lease Recourse Liability	12,020	3,128	—	2,907	12,241

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Acquisition related adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as designed are effective as of December 31, 2006 to give reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.
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
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The names of the executive officers of Inter-Tel and their ages, titles, and biographies as of the end of the period covered by this report and as updated through March 1, 2007 are set forth below.
     Norman Stout; age 49, Director and Chief Executive Officer. Mr. Stout was appointed Chief Executive Officer and a member of Inter-Tel’s Board of Directors on February 22, 2006. He began his tenure at Inter-Tel in 1994 as a director. Four years later, he joined Inter-Tel as executive vice president, chief administrative officer and president of Inter-Tel Software and Services. Prior to joining Inter-Tel, Mr. Stout was

Chief Operating Officer of Oldcastle Architectural Products and since 1996, Mr. Stout also had served as President of Oldcastle Architectural West. Mr. Stout held previous positions as President of Superlite Block; Chief Financial Officer and Chief Executive Officer (successively) of Boorhem-Fields, Inc. of Dallas, Texas; and as a Certified Public Accountant with Coopers & Lybrand. He currently serves on the board of Hypercom Corporation, a public company headquartered in Phoenix, Arizona. Mr. Stout holds a Bachelor of Business Administration degree in Accounting from Texas A&M and an MBA from the University of Texas.
     Craig W. Rauchle; age 51; President and Chief Operating Officer. Mr. Rauchle was elected President in February 2005. He was elected Chief Operating Officer in August 2001 and served as our Executive Vice President from December 1994 to February 2005. As President and Chief Operating Officer, Mr. Rauchle is responsible for Inter-Tel’s sales and support functions, marketing, procurement, distribution and research and development activities. He had been our Senior Vice President and continues as President of Inter-Tel Technologies, Inc., our wholly owned sales subsidiary. Mr. Rauchle joined Inter-Tel in 1979 as Branch General Manager of the Denver Direct Sales Office and in 1983 was appointed the Central Region Vice President and subsequently the Western Regional Vice President. From 1990 to 1992, Mr. Rauchle served as President of Inter-Tel Communications, Inc. In 2006, he was elected to the board of directors of iMergent (ticker symbol IIG on the American Stock Exchange). Mr. Rauchle holds a Bachelor of Arts degree in Communications from the University of Denver.
     Jeffrey T. Ford; age 45; Senior Vice President and Chief Technology Officer. Mr. Ford was elected Senior Vice President in May 1998 and has served as our Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. (IIS) in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering of Inter-Tel Integrated Systems from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a Bachelor of Science degree in Computer Systems Engineering from Arizona State University and an SEP certificate from the Stanford Graduate School of Business.
     John L. Gardner; age 61; General Counsel, Senior Vice President and Assistant Secretary. Mr. Gardner has served as our General Counsel from June 1986 until January 1990 and from March 1995 through present. He has served as Senior Vice President since February 2003, as Vice President from March 1995 to February 2003 and as Assistant Secretary since March 1995. He joined Inter-Tel in 1986 after thirteen years with the firm of John L. Gardner & Associates. Mr. Gardner is an attorney licensed to practice in Arizona and Texas as well as the Federal Courts of the Fifth Circuit of the United States, and holds a Doctor of Jurisprudence Degree from the University of Houston and a Bachelor of Arts degree in political science from Texas Tech University.
     Kurt R. Kneip; age 44; Chief Financial Officer, Senior Vice President and Secretary. Mr. Kneip has served as our Chief Financial Officer since September 1993. He has served as Senior Vice President since February 2003 and as Vice President from September 1993 to February 2003. He was elected Secretary and Treasurer in October 1994. In May 1996 he was elected Assistant Treasurer, as John Abbott was elected Treasurer. He joined Inter-Tel in May 1992 as Director of Corporate Tax, after seven years with the accounting firms of Ernst & Young and KPMG Peat Marwick. Mr. Kneip is a Certified Public Accountant, and holds a Bachelor of Science degree in Commercial Economics from South Dakota State University and a Masters Degree in Professional Accountancy from the University of South Dakota.
Code of Business Conduct
     Inter-Tel has a Code of Business Conduct (“Code”) that applies to all of our employees, including our principal executive officer and principal financial and accounting officer, and also to our board of directors. This code is posted on our Internet web site. The Internet address for our web site is http://www.inter-tel.com, and the code may be found as follows:
1.	From our main web page at http://www.inter-tel.com, first click on “Company.”

2.	Then click on “About Inter-Tel”.

3.	Next, click on “Code of Business Conduct.”
     We will provide a copy of the Code upon request made by email to financialinfo@inter-tel.com or by writing to us at Inter-Tel (Delaware), Incorporated, Attention: Investor Relations, 1615 S. 52nd Street, Tempe, Arizona 85281. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our web site, at the address and location specified above, and to the extent required, by filing a Current Report on Form 8-K with the SEC disclosing such information.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this Report:
     1. Financial Statements
     See Item 8 of this Annual Report on Form 10-K where the following financial statements are presented:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets — December 31, 2006 and 2005

•	Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements
     2. Financial Statement Schedule
     The following consolidated financial statement schedule of Inter-Tel (Delaware), Incorporated, and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Inter-Tel (Delaware), Incorporated and subsidiaries, and the notes thereto.
     Schedule for the three years ended December 31, 2006:

Schedule II—Valuation and Qualifying Accounts	Page No. 87
     All other financial statement schedules not listed above have been omitted because such schedules are not applicable, not required, or the information required has been presented in the Consolidated Financial Statements or notes thereto.

3. Exhibits
Exhibits incorporated herein by reference.

3.1(10)	Certificate of Incorporation, as amended.

3.2(22)	By-Laws, as amended.

10.15(1)	Registrant’s form of standard Distributor Agreement.

10.16(1)	Registrant’s form of standard Service Agreement.

10.35(3)	Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

10.37(3) *	Tax Deferred Savings Plan.

10.51(11) *	1990 Directors’ Stock Option Plan and form of Stock Option Agreement.

10.52(15) *	Inter-Tel, Incorporated 1994 Long-Term Incentive Plan and forms of Stock Option Agreements.

10.53(12)	Agreement between Registrant and Maxon Systems, Inc. dated February 27, 1990.

10.54(12)	Agreement between Registrant and Varian Tempe Electronics Center dated February 26, 1991.

10.55(12)	Agreement between Registrant and Jetcrown Industrial Ltd. dated February 18, 1993.

10.56(13) *	Employee Stock Ownership Plan.

10.57(14)	Loan and Security Agreement dated March 4, 1997 between Bank One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.

10.58 (16)	Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

10.59(17) *	Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

10.60(18) *	Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

10.61(19) *	Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.

10.62(20)
Computer Telephony Asset Purchase Agreement dated as of October 17, 1999 by and between Executone Information Systems, Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business Information Systems, Inc.

10.63(21) *	Form of Key Employee Tier 1 Change of Control Severance Agreement.

10.64(21) *	Form of Key Employee Tier 2 Change of Control Severance Agreement.

10.65(23)	Non-Employee Director Non-Qualified Deferred Compensation Plan.

10.66 (24)	Employment Agreement for Chief Executive Officer

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-70437).

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211), Registration Statement on Form S-8 (File No. 333-106868) and Registrant’s Annual Report on Form 11-K for the year ended December 31, 2002 (File No. 0-10211)

(10)	Incorporated by reference to Registrant’s Report on Form 8-K filed on July 3, 2006 (File No. 0-10211).

(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-40353).

(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-70054).

(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-73620).

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).

(15)	Incorporated by reference to Registrant’s Proxy Statement dated March 23, 1994 and to Registrant’s Registration Statement on Form S-8 (File No. 33-83826).

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).

(17)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197, 333-85098, 333-104642, 333-113600, and 333-123506).

(18)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-87474).

(19)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-56872, 333-67261 and 333-85098).

(20)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on January 14, 2000).

(21)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-10211).

(22)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on March 11, 2007).

(23)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-10211).

(24)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on October 16, 2006).

*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.
(b)	Exhibits filed herewith.
21	Subsidiaries of Inter-Tel, Incorporated.

23.0	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).
See Item 15(a) 3 also.

(c)	Financial Statement Schedule. The response to this portion of Item 15 is submitted as a separate section of this report. See Item 8.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Inter-Tel (Delaware), Incorporated, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007	INTER-TEL (DELAWARE), INCORPORATED

	BY:	/s/ Norman Stout Norman Stout
Director and Chief Executive Officer
POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norman Stout and Kurt R. Kneip, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kurt R. Kneip Kurt R. Kneip	Sr. Vice President and Chief Financial Officer	March 15, 2007

/s/ Alexander L. Cappello Alexander L. Cappello	Chairman of the Board of Directors	March 15, 2007

/s/ J. Robert Anderson J. Robert Anderson	Director	March 15, 2007

/s/ Gerald W. Chapman Gerald W. Chapman	Director	March 15, 2007

/s/ Gary D. Edens Gary D. Edens	Director	March 15, 2007

/s/ Steven E. Karol Steven E. Karol	Director	March 15, 2007

/s/ Robert Rodin Robert Rodin	Director	March 15, 2007

/s/ Agnieszka Winkler Agnieszka Winkler	Director	March 15, 2007

Index to Exhibits
21	Subsidiaries of Inter-Tel (Delaware), Incorporated.

23.0	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See signature page of this Annual Report on Form 10-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).