Form 10-K/A
period 2006-12-31
INTER TEL (DELAWARE), INC
filed 2007-04-30
CIK 350066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission file number 0-10211

INTER-TEL (DELAWARE), INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	86-0220994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 S. 52nd Street Tempe, Arizona	85281
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(480) 449-8900

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value of $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES  ☐    NO   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

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

INTER-TEL (DELAWARE), INCORPORATED

2006 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

Inter-Tel (Delaware), Incorporated (the “Company” or “Inter-Tel”) is filing this Amendment No. 1 to Form 10-K for the sole purpose of timely providing certain information required by Part III of Form 10-K. No other changes are being made to the Company’s Annual Report on Form 10-K filed March 15, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers:

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

Jeffrey T. Ford; age 45; Senior Vice President and Chief Technology Officer. Mr. Ford was elected Senior Vice President in May 1998 and has served as our Chief Technology Officer since 1997. He was elected President of Inter-Tel Integrated Systems, Inc. (IIS) in May 1998, after serving as Senior Vice President of IIS for one year and Vice President of Software Engineering of IIS from 1993 to 1997. He joined Inter-Tel in 1983 as a software design engineer. Mr. Ford holds a Bachelor of Science degree in Computer Systems Engineering from Arizona State University and an SEP certificate from the Stanford Graduate School of Business.

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

Directors:

The names of each of the directors and certain information about each of them are set forth below.

Name of Nominee	Age	Current Position	Director Since
Alexander Cappello (1,3)	51	Chairman of the Board	2005
Norman Stout	49	Director and Chief Executive Officer	2006
J. Robert Anderson (1,2)	70	Director	1997
Gerald W. Chapman (1,3)	66	Director	1999
Gary D. Edens (1,3)	65	Director	1994
Steven E. Karol (3)	52	Director	2006
Steven G. Mihaylo	63	Director	1969
Dr. Anil Puri	58	Director	2006
Robert Rodin (2)	53	Director	2006
Kenneth Urish	56	Director	2006
Agnieszka Winkler (2,3)	61	Director	2005

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the corporate governance and nominating committee.

MR. CAPPELLO was elected as one of our directors in the April 2005 annual meeting of stockholders, and to Chairman at the July 2005 Board meeting. Since March 1996, Mr. Cappello has served as the Chairman and Chief Executive Officer of the Cappello Group, Inc., a global boutique merchant bank, which includes Cappello Capital Corp. (member SIPC-NASD). He has thirty years experience in corporate management & finance, investment banking, merchant banking both in the U.S. and overseas. He is currently or has been a member of the board of directors of several companies and institutions including: RAND Corporation-Center for Middle East Public Policy, Genius Products, Inc. (NASDAQ:GNPI), Avantogen (ASX:ACU), Advanced Biotherapy, Inc. (OTC:ADVB.OB), Swiss American Financial – (Chairman), and the USC Board of Trustees. Mr. Cappello is a member of the Young Presidents’ Organization (YPO), where he has served as Chairman of the International Board from 2003 to 2005. He received a Bachelor of Science degree from the Marshall School of Business at USC in 1977 with honors. He has been a guest lecturer at the USC, UCLA, and Harvard Business Schools and is a contributing author of “The New Investor Relations” being published by Bloomberg PRESS.

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

MR. ANDERSON has served as one of our directors since February 1997 and currently serves as the Chairman of our Compensation Committee. Mr. Anderson held various positions at Ford Motor Company from 1963 to 1983, serving as President of the Ford Motor Land Development Corporation from 1978 to 1983. He served as Senior Vice President, Chief Financial Officer and as a member of the Board of Directors of The Firestone Tire and Rubber Company from 1983 to 1989, and as Vice Chairman of Bridgestone/Firestone, Inc. from 1989 through 1991. He most recently served as Vice Chairman, Chief Financial Officer and as a member of the Board of Directors of the Grumman Corporation from 1991 to 1994. He currently serves on the board B-G Corp. and he served on the Board of GenCorp, Inc. until 2006. Mr. Anderson is currently semi-retired, and he is an active leader in various business, civic and philanthropic organizations.

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

MR. EDENS has served as one of our directors since October 1994 and currently serves as the Chairman of our Corporate Governance and Nominating Committee. He was an executive with Southern Broadcasting Company from 1968 to 1982, chief executive officer of Harte-Hanks Radio, Inc from 1982 to 1984, and chairman and chief executive officer of Edens Broadcasting, Inc. from 1984 to 1994. Mr. Edens has served on a number of corporate boards, such as Great Western Bank and Citibank (Arizona), as well as holding leadership positions on the Radio Advertising Board, National Radio Broadcasters Association and Young Presidents’ Organization. In 1998 he was chairman of the annual international financial seminar for Chief Executives Organization and World Presidents’ Organization. Since 1994, he has been president of The Hanover Companies, Inc., a private investment firm. He holds a B.S. Degree in Business Administration from the University of North Carolina at Chapel Hill. In 2005 he participated in continuing education for directors at Harvard Business School.

MR. KAROL was elected as one of our directors in February 2006. Mr. Karol is founder, Managing Partner, and Chairman of HMK Enterprises, Inc. and Watermill Group, which consists of Watermill Ventures and Watermill Advisors. He has been an investor, operator, and advisor for almost thirty years. Through HMK and Watermill, he has owned and operated close to 50 companies and has built both into enterprises with over $1 billion in revenue on several occasions. Mr. Karol serves on the Board of Directors of StockerYale (NASDAQ: STKR). He is also on several Non-for-Profit Boards, including the Tufts University Board of Overseers for the School of Engineering (Chairman), the Vermont Academy Board of Trustees (Chairman), and The Brain Tumor Society (Chairman of Strategic Planning). He is a former International President of the Young Presidents’ Organization where he held many positions throughout his twenty-six year relationship with the organization. He is a former trustee of the Boston Ballet and a former overseer of the Boston Symphony Orchestra. Mr. Karol received his Bachelor of Science degree from Tufts University in 1976. He completed the President’s Program of Leadership at the Graduate School of Business Administration at Harvard University in 1996.

MR. MIHAYLO was elected as one of our directors in May 2006 and is a private investor. He is the founder of Inter-Tel, and served as Chairman of the Board of Directors of Inter-Tel from July 1969 to October 1982 and from September 1983 to July 2005. He served as President of Inter-Tel from 1969 to 1983, from 1984 to December 1994, and from May 1998 to February 2005. He served as Inter-Tel’s Chief Executive Officer from the time of the Company’s formation in July 1969 to February 22, 2006. Mr. Mihaylo received a bachelor’s degree in business administration, with a concentration in Accounting and Finance, from California State University, Fullerton. Mr. Mihaylo has been active in and supported educational charitable endeavors during his career, including Junior Achievement of Arizona, Big Bear Lake California High School, the University of Arizona, Arizona State University, Bishop Manogue Catholic High School, the University of Nevada, Reno, The Arizona Science Center, Juvenile Diabetes Research Foundation, The Goldwater Institute and The Desert Botanical Gardens.

DR. PURI was elected as one of our directors in May 2006. He has served as the Dean of the College of Business and Economics at California State University, Fullerton from 1998 to present. His business address is 800 North State College Boulevard, California State University, Fullerton, California 92834. Dr. Puri received bachelors and masters degrees in economics from Panjab University in India and a masters degree and a Ph.D. in economics from the University of Minnesota. Dr. Puri is a member of the American Economic Association, the Western Economic Association, the National Association of Business Economists and the Association of University Bureaus of Economic Research. He is the author of numerous journal articles in the field of economics, and makes numerous presentations every year to business, community, and professional organizations and at university events, and has presented the California State University, Fullerton Annual Economic Forecasts since 1993.

MR. RODIN who was elected as one of our directors in February 2006, is currently the Chairman and CEO of RDN Group; strategic advisors focused on corporate transitions, customer interface, sales and marketing, and supply chain management. Previously, Mr. Rodin was Chairman and CEO of eConnections, a provider of extended supply chain intelligence solutions, which he founded in 1999. From 1991 to 1999, he served as the CEO of Marshall Industries (NYSE:MI), a $1.8 billion industrial electronics distributor and supply chain management company. Marshall Industries was recognized as the “World’s Number One Business to Business Website”, by Advertising Age Magazine and Information Week Magazine highlighted Marshall Industries as the “World’s Number One Company in the Use of Technology”. Additionally, CIO Magazine recognized Mr. Rodin as one of the “Top 100 Leaders for the New Millennium”. Following the sale of Marshall to Avnet (NYSE:AVT) in 1999, Mr. Rodin served as president of global supply chain management and electronic commerce solutions and as a member of the Avnet Global Managing Board. Mr. Rodin currently serves as Director of Napster (NASDAQ: NAPS), Director and Vice Chairman of CommerceNet and Director of SM&A (NASDAQ: WINS). Mr. Rodin’s best selling book, “Free, Perfect and Now: Connecting to the Three Insatiable Customer Demands”, chronicles the radical transformation of Marshall Industries. The changes he led have been taught as case studies at Harvard Business School, Columbia, USC, MIT, and Stanford University.

MR. URISH was elected as one of our directors in May 2006. He is managing member of Urish Popeck & Co., LLC, a certified public accounting firm with multi-disciplinary practice units. He has been a member of Urish Popeck & Co., LLC from its inception in February 1976 to present. Mr. Urish has a bachelors degree in accounting from The Pennsylvania State University. He has served on the Board of Directors, and as a member of the Audit Committee thereof, of Black Rock Liquidity Funds from 1999 to present. Mr. Urish is the co-editor of Financial Management and Analysis: Methodologies to Manage and Improve Operating Performance, which was adapted as a business development series. He is a member of the American, Pennsylvania, and Florida Institutes of Certified Public Accountants, President of the Board of Trustees of The Pittsburgh Catholic, the official newspaper of the Pittsburgh Diocese, a member of the National Association of Certified Fraud Examiners, a member of the Board of Trustees of Holy Family Foundation, a former Division Chair of the United Way of Allegheny County, the former Chairman and former President of DFK Accountancy Group, and a former member of the Board of Directors of DFK International. Mr. Urish has recently been named The Pennsylvania State University Alumnus of the Year of the Department of Accounting for 2005.

MS. WINKLER was elected as one of our directors in the April 2005 annual meeting of stockholders. Ms. Winkler was the founder, Chairman and CEO of two companies, Winkler Advertising, founded in 1984, and TeamToolz, Inc., founded in 1999, both of which were acquired. She is currently founder and Chairman of The Winkler Group, a management consultancy specializing in marketing efficiency and effectiveness for Fortune 1000 companies. She has served on the board of directors of two NASDAQ companies, SuperCuts and RenoAir, and currently serves as Vice Chairman on the Board of Directors of IP Locks, Inc. and the Board of Trustees of Santa Clara University. In addition, she has served on the boards of numerous professional and civic institutions throughout her career and currently serves as Vice Chairman on the board of the Committee of 200 Foundation and sits on the Board of the Western Folklife Center. Winkler has a BA and an MA and received an MBA from Santa Clara University in 1981. A frequent keynote speaker on the subjects of marketing and branding at industry meetings globally, she is also the author of Warp Speed Branding: The Impact of Technology on Marketing, published by Wiley in the US, China and Turkey.

Audit Committee

The Audit Committee of the Board of Directors consists of directors Chapman, Anderson, Cappello and Edens. Each of the current members of the Committee is independent within the meaning of the Nasdaq director independence standards, as currently in effect. The Board of Directors has determined that director Chapman is an “Audit Committee financial expert” as defined in SEC rules. Mr. Chapman serves as Chairman of the Audit Committee.

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

The Audit Committee met five (5) times during the last fiscal year. The Audit Committee also meets with our independent auditors in an executive session, without the presence of our management, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, to review the results of their work. The Audit Committee Charter, as amended, is available on the Company’s web site at www.inter-tel.com, by first clicking “Company”, then “Corporate Governance”, and then “Board Committees”. The charter is also available in print to any stockholder who requests it.

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

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with, except as follows: During 2006, Mr. Rauchle exercised stock options and sold such stock pursuant to a 10b5-1 plan. Stock option exercises and related stock sales transacted on two dates for Mr. Rauchle were not reported on Form 4 within two business days, because Company representatives did not process these transactions amid confusion regarding multiple option exercises of similar size that were transacted within a short period of time pursuant to the 10b5-1 plan. Upon discovery that such transactions were separate and distinct transactions, Form 4’s were promptly filed one business day after each respective deadline.

On May 31, 2006, the Board of Directors approved the correction of an error related to the awards of stock options from the Director Stock Option Plan to two directors upon their commencement of service on the Board. Directors Cappello and Winkler joined the board on the date of the annual meeting of shareholders in 2005. These directors received stock options five business days following the date of the annual meeting along with other non-employee directors at that time according to the terms of the Director Plan. However, the Board determined that a second award of options upon commencement of service on the Board should also have been awarded to each of these individuals, also pursuant to the Director Plan provisions. Accordingly, during 2006, the Board notified the stock option administrator to issue the awards to these two individuals. The Form 4’s were promptly filed upon notification of this error and completion of the 2005 stock option paperwork, although the Form 4’s were not filed within two business days of the original award date.

Directors Rodin and Karol joined the Board of Directors on March 1, 2006. Stock options were granted pursuant to the terms of the Director Stock Option Plan to each of these directors on March 8, 2006. The stock options for Messrs. Karol and Rodin were not reported on Form 4 within two business days because Company representatives were unable to obtain a power of attorney in time to complete the filings. For the same reason, the Company was also unable to file Form 3’s on a timely basis.

Director Urish joined the Board of Directors on May 5, 2006. Stock options were granted pursuant to the terms of the Director Stock Option Plan to Mr. Urish on May 12, 2006. The stock options for Mr. Urish were not reported on Form 4 within two business days because Company representatives were unable to obtain a power of attorney in time to complete the filings. For the same reason, the Company was also unable to file his Form 3 on a timely basis.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee (for purposes of this analysis, the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Committee ensures that the total compensation paid to the executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to executive officers, including the named executive officers, are similar to those provided to other members of the Company’s executive leadership team.

Throughout this section, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2006, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers”.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding individual performance and performance of the Company measured against established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include fixed cash compensation as well as variable cash and stock-based compensation that reward performance as measured against established goals.

Except as noted in “Certain Other Benefits” below, non-cash compensation has been limited to stock option grants to purchase Common Stock at fair market value at the grant date, performance share awards based on earnings per share targets, and other perquisites. All named executive officers and certain employees of the Company have participated in such stock incentive plans. Performance share awards were first awarded to executives in 2006, and are based entirely on performance-based earnings per share targets. These plans are designed to attract and retain qualified personnel and to tie their performance to the enhancement of stockholder value. Stock options vest annually on a straight-line basis through vesting periods ranging from three to five years from the date of grant.

Executive officers, together with other permanent Inter-Tel employees, may also participate in the Company’s 401(k) Thrift Savings Plan and the Inter-Tel Employee Stock Purchase Plan. Please refer to the “Summary Compensation Table” below for additional information regarding the 401(k) match on employee contributions.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards for all elected officers of the Company. Decisions regarding the non-equity compensation of other executive officers are made by the Chief Executive Officer and President.

The Chief Executive Officer annually reviews the performance of each of the named executive officers (other than the Chief Executive Officer whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. The Committee engaged Radford Surveys + Consulting (Radford), an outside consulting firm specializing in technology companies and a division of Aon Consulting, Inc., to conduct a review of its compensation program and provide compensation surveys for the Chief Executive Officer as well as for other key executives. Radford provides the Committee with relevant market data and alternatives to consider when making compensation decisions for the Chief Executive Officer and on the recommendations being made by the Company’s management for executives other than the Chief Executive Officer.

In making compensation decisions, the Committee compares both total compensation and specific composition of total compensation against comparable officer positions in other publicly traded high technology companies with revenues of $200 million to $1 billion. The peer group was reviewed by the Committee, and includes companies against which the Committee believes Inter-Tel competes for talent and for stockholder investments. The committee has been working to achieve an appropriate composition of the elements of compensation that aligns more closely with stockholders interests by keeping fixed compensation on the lower end of the peer group, but allowing overall compensation to remain competitive by allowing for a more generous risk based incentive compensation.

The total compensation program for executives includes fixed cash as well as variable cash and equity-based compensation. The Compensation Committee determines the level of salary for executive officers and determines the salary or salary ranges based upon periodic reviews of base salary levels for comparable officer positions in similar companies of comparable size. Salary changes are based upon comparable market rates, the Compensation Committee’s assessment of the executive’s performance, and the scope and complexity of the position held.

2006 Executive Compensation Components

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his or her position and responsibility by using market data. During its review of base salaries for executives for 2006, the Committee primarily considered:

•	market data provided by our outside consultants, including Radford surveys and consultation;

•	internal review of the executive’s compensation, both individually and relative to other officers;

•	individual performance of the executive; and

•	criteria to properly allocate base salary and incentive targets to achieve results aligned with stockholders’ interests.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of named executive officers are based on the Committee’s assessment of the individual’s performance and on input from the Chief Executive Officer.

Performance-Based Incentive Compensation

At the beginning of 2006, the Compensation Committee considered the Company’s target earnings per share goals and the operating plans of the Company. In addition, the Committee took into consideration the following factors: past and anticipated performance of the individual and the company; compensation surveys; matching named executive management and other senior management compensation plans to corporate-wide goals, including revenue and earnings per share goals; new product and market expectations and competitive factors; offering incentives for profitable revenue growth; assets employed and consideration of best uses of corporate cash and investments; providing equity incentives, including stock options and performance share awards; excluding pro forma measurements items such as SFAS 123R from EPS incentive calculations; and other similar factors. The Compensation Committee set revenue and earnings per share performance levels for the consolidated Company, upon which incentives were established for each of the executives. Cash bonus awards, based upon meeting or exceeding such performance levels (limited to a maximum percentage of base salary), were set for each executive officer. With the exception of Mr. Ford, named executive officer bonuses were based entirely on Inter-Tel revenue and earnings per share targets. Twenty five percent (25%) of the bonus opportunity for Mr. Ford was based on earnings and other specific measurements within his operating segment of the Company, and seventy five percent (75%) was based on Inter-Tel’s consolidated revenue and earnings per share targets. As fixed base compensation was set on the lower end of the peer group for the named executive officers, the Committee provided a larger percentage opportunity for maximum bonus targets, therefore allowing overall compensation to remain competitive should net sales and earnings per share targets be achieved. Maximum bonus awards as a percentage of annual base compensation were set for the named executive officers, as follows:

Officer	2006 Bonus Target (as a percentage of annual base compensation)	Maximum 2006 Stretch Bonus Target (as a percentage of annual base compensation)
Norman Stout	100%	150%
Craig W. Rauchle	100%	150%
Jeffrey T. Ford	100%	150%
John L. Gardner	70%	100%
Kurt R. Kneip	70%	100%

For 2006, bonus goals based on earnings per share calculations excluded the impact of the proxy battle and related costs, SFAS 123R expenses, legal costs incurred in the first quarter of 2006 in connection with a 2005 legal settlement, and certain tax benefits, each as more specifically identified in Inter-Tel’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition, the Committee is authorized to use its discretion to revise the calculated bonus amounts upwards or downwards based on any information the Committee deems appropriate.

The cash bonuses in the Summary Compensation Table reflect the performance of the named executive officers against the targets established at the beginning of each year. No bonuses were earned in connection with earnings per share goals for 2005, although Mr. Ford earned a bonus of $14,261 based on measurements within his operating segment of the Company.

The Company granted stock options to four of the five above Named Executive Officers during the year ended December 31, 2006. Refer to “Option Grants in Last Fiscal Year” table for additional information.

Stock Ownership Guidelines

We have not adopted specific stock ownership guidelines for our officers, although such ownership is encouraged.

Long-Term Incentive Compensation: Stock Options and Performance Share Awards

Stock Option Grants

Stock option grants assist the Company to enhance the link between the creation of stockholder value and long-term executive incentive compensation; provide an opportunity for increased equity ownership by executives; and maintain competitive levels of total compensation.

Stock option award levels vary among participants based on their positions within the Company and are granted pursuant to approval by the Committee or full Board of Directors. Newly hired or promoted employees, other than executive officers, receive their award of stock options, if applicable, on the first business day of the month on or after their hire or promotion, and only if sufficient options exist in a pool of options previously approved by the Compensation Committee of Board of Directors. Newly hired executive officers who are eligible to receive options may be awarded such options on the same basis as other employees, or as determined by the Compensation Committee or full Board of Directors.

Options are awarded at the Nasdaq closing price of the Company’s Common Stock on the date of the grant. The Committee has never granted options with an exercise price that is less than the closing price of the Company’s Common Stock on the grant date, nor has it granted options that are priced on a date other than the grant date.

Options granted vest annually over three to five years, with a ten-year option term. Vesting ceases upon termination of employment except in the case of death or total disability, although vested options may be exercised generally within 30 days of termination. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

Attributed costs of the stock options granted described above for the named executive officers for the fiscal year ended December 31, 2006, are included in column (f) of the “Summary Compensation Table.

Performance Share Awards

Performance shares have been awarded based on the achievement of pre-established corporate performance goals over two-year performance periods. During the year ended December 31, 2006, the Company granted 80,000 performance shares of common stock. The performance share awards vest primarily with the achievement by the Company of certain earnings per share targets over the Company’s fiscal years ended December 31, 2007 and December 31, 2008, with 50% vesting each year (on April 27 following the close of each respective fiscal year) upon the achievement of such targets. In the event either target is missed, the applicable shares for that year do not vest and are forfeited. The market price of the Company’s common stock on the date of grant was $23.44 for 41,000 performance shares awarded to selected non-executive officers on April 27, 2006 and $21.23 for 39,000 performance shares granted to selected named executive officers on August 8, 2006. Expense is recognized in accordance with SFAS 123R over the vesting period for awards that are considered probable of vesting. For the year ended December 31, 2006, compensation expense totaling $240,000 was recorded in connection with these awards. Such expense relates to the portion of the awards (currently 50 percent) that are considered probable of vesting. When the remaining 50% of the outstanding awards becomes probable of vesting, expense will be recorded in an amount that equals the cumulative expense that would have been recorded if the award had been considered probable of vesting from the date of the grant.

Attributed costs of the performance share awards described above for the named executive officers for the fiscal year ended December 31, 2006, are included in column (e) of the “Summary Compensation Table”.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan, under which eligible employees are granted the right to purchase shares of Inter-Tel Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees may designate up to 10% of their compensation for the purchase of stock. Under the Plan, we sold 62,257 shares for approximately $1,113,000 ($17.88 per share) to employees in 2006, 69,325 shares for approximately $1,196,000 ($17.25 per share) to employees in 2005, and 49,758 shares for approximately $1,051,000 ($21.13 per share) to employees in 2004. None of the named executive officers participated in the plan from 2004 to 2006. At December 31, 2006, 335,002 shares remained authorized under the Plan, although the Plan is scheduled to expire pursuant to its terms at its original 10-year plan expiration date of May 30, 2007, after the current six-month Offering Period ends.

Retirement Benefits

Inter-Tel offers a 401(k) defined contribution plan to its employees based in the United States, including its named executive officers. Since the 401(k) plan’s inception, the Company has matched a percentage of elective employee contributions. In recent years, the Company has matched 50% of individual contributions up to a maximum of 6% of annual base salary. 401(k) match amounts for the named executive officers are included in the Summary Compensation Table and related footnotes. The Company does not offer other pension or retirement programs to its employees or named executive officers.

Nonqualified Deferred Compensation

Inter-Tel does not offer deferred compensation programs to its employees or named executive officers.

Perquisites and Certain Other Benefits

To remain competitive in the market for a high-caliber management team, Inter-Tel provides some of its executive officers, including the CEO, with certain fringe benefits, including a car allowance to three of its five named executive officers; reimbursement of club dues to two of its named executive officers; use by selected individuals of Inter-Tel telephone systems in the home; and selected use of corporate aircraft for business purposes. The Committee periodically reviews fringe benefits made available to the Company’s executive officers, including the CEO. For additional information regarding the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006, refer to column (i) of the “Summary Compensation Table.

Named executive officers are also offered the same benefits as other employees, including Company-sponsored health, medical and dental benefits; life insurance options; and flexible spending benefits for reimbursement of medical and dependent care expenses. For additional information regarding fringe benefits made available to the Company’s executive officers, please see “Summary Compensation Table.”

The Company has entered into Change of Control Severance Agreements with the named executive officers. The Change of Control Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments Made Upon Termination” on page 17 for additional information.

Chief Executive Officer

The Chief Executive Officer’s salary for 2006 was determined based upon a review of the salaries of Chief Executive Officers of similar companies of comparable size and capitalization and upon a review of the Chief Executive Officer’s performance compared with the prior year and the 2006 budget. Consideration was also given to the tenure of the new CEO with the Company and his knowledge of the Company and the telecommunications industry. As fixed base compensation was set on the lower end of the peer group for the chief executive officer, the Committee provided a larger percentage opportunity for his maximum bonus target, therefore allowing overall compensation to remain competitive should net sales and earnings per share targets be achieved. The Compensation Committee determined that the CEO’s 2006 maximum bonus opportunity should increase to 150% of base salary compared to 125% of base salary in 2005. For 2007, the Compensation Committee determined that the CEO’s 2007 target bonus opportunity should be 100% of base salary, with a maximum bonus opportunity of 125% of base salary.

The Company entered into an employment agreement with the CEO during October 2006. The employment agreement outlines Mr. Stout’s duties, term of employment (awarded a contract through August 1, 2009), salary, bonus, benefits and perquisites, as well as termination provisions. Refer to “Potential Payments Made Upon Termination” on page 17 for additional information regarding Mr. Stout’s employment agreement.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

April 30, 2007	COMPENSATION COMMITTEE:
J. Robert Anderson (Chairman),
Robert Rodin, and
Agnieszka Winkler

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006. The Company entered into an employment agreement with Mr. Stout during 2006. In addition, although the Company has not entered into any employment agreements with any of the other named executive officers, in March 2004 the Company entered into change of control severance agreements with Messrs. Rauchle, Ford, Gardner and Kneip (refer to Exhibits 10.63 and 10.64 of our Annual Report on Form 10-K filed March 12, 2004). When setting total compensation for each of the named executive officers, the Committee reviews the executive’s compensation, including equity and non-equity based compensation.

The named executive officers were entitled to receive bonus payments for the fiscal year ended December 31, 2006 pursuant to achievement of pre-determined goals established by the Compensation Committee and approved by the Board of Directors for 2006. Amounts listed under column (g), “Non-Equity Incentive Plan Compensation”, include such bonuses accrued at December 31, 2006, which were paid out before March 15, 2007.

The following table sets forth information regarding compensation earned by our current and former Chief Executive Officers, our Chief Financial Officer and three other most highly compensated executive officers during 2006:

Name and Principal Position (a)	Year (b)	Salary ($) (1) (c)	Bonus ($) (d)	Stock Awards ($) (2) (e)	Option Awards ($) (3) (f)	Non- Equity Incentive Plan Compen- sation ($) (4) (g)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (5) (i)	Total ($) (j)

Norman Stout Current Chief Executive Officer	2006	400,001	—	61,750	469,028	283,000	—	18,209	1,231,988
Steven G. Mihaylo (6) Former Chief Executive Officer	2006	125,260	—	—	—	—	—	1,676	126,936
Craig W. Rauchle President and Chief Operating Officer	2006	365,000	—	24,700	440,428	258,238	—	18,209	1,106,575
Jeffrey T. Ford Sr. Vice President and Chief Technology Officer	2006	281,000	—	4,940	64,012	149,407	—	6,715	506,074
John L. Gardner Sr. Vice President and General Counsel	2006	210,001	—	4,940	47,179	104,003	—	12,441	378,564
Kurt R. Kneip Sr. Vice President, Chief Financial Officer, Secretary and Assistant Treasurer	2006	201,000	—	—	12,723	88,392	—	6,115	308,230

(1)	Salary includes base salary and payment in respect of accrued vacation, holidays, and sick days.
(2)	The amounts in column (e) reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R of performance share awards and thus include amounts from awards granted in 2006. The total shares that may be issued under the performance share awards to each of the individuals is as follows:

Stout 25,000

Rauchle 10,000

Ford 2,000

Gardner 2,000

Assumptions used in the calculation of these amounts are based on the likelihood of meeting or exceeding pre-established EPS goals established for 2007 and 2008 (50% of the awards for each year). As of December 31, 2006, the Company has deemed probable the likelihood of attaining only the 2007 EPS goals (not the 2008 EPS goals) as set forth in the awards; accordingly, stock-based compensation has been accrued through December 31, 2006 related to these awards.

(3)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R of stock option awards and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in footnote B to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.
(4)	The amounts in column (g) reflect the cash awards to the named individuals under the bonus plan, which is discussed in further detail on page 10 under the heading “Performance-Based Incentive Compensation”. For the year 2006, the Non-Stock Incentive Plan Compensation listed on this table reflects the performance of the Chief Executive Officer and each of the named executive officers in the year shown for the 2006 incentive bonus plan. These bonuses were paid on March 8, 2007.
(5)	Includes the following payments we paid to or on behalf of the executives:

Name and Principal Position	Year	Car Allowance ($)	Club Memberships ($)	Moving Allowance ($)	Life Insurance Premiums ($)	401(k) Matching Contributions ($)	Other ($) (7)	Total ($)
Norman Stout	2006	6,398	5,096	—	90	6,600	25	18,209

Steven G. Mihaylo	2006	1,600	—	—	76	—	—	1,676

Craig W. Rauchle	2006	6,000	6,009	—	145	5,263	792	18,209

Jeffrey T. Ford	2006	—	—	—	90	6,600	25	6,715

John L. Gardner	2006	6,000	—	—	416	6,000	25	12,441

Kurt R. Kneip	2006	—	—	—	60	6,030	25	6,115

(6)	Mr. Mihaylo resigned as Chief Executive Officer on February 22, 2006 and he resigned as a member of the Board of Directors on March 6, 2006. Mr. Mihaylo rejoined the Board of Directors on May 6, 2006. Amounts included in the above table represent compensation only for the period Mr. Mihaylo served as Inter-Tel’s CEO and not the period he served as a Director beginning February 23, 2006. During his term as Chief Executive Officer, Mr. Mihaylo received no compensation for his service on the Board of Directors. Compensation paid to Mr. Mihaylo for his service on the Board of Directors is included in the Director Summary Compensation Table.
(7)	The Company offers the same health care programs and benefits to named executive officers as it does to other full-time associates of the Company. Accordingly, no amounts have been included in other compensation associated with Company health care contributions related to these programs and benefits. Messrs. Stout, Rauchle and Ford have Inter-Tel IP telephones that can be plugged in at their homes and offices, and Mr. Mihaylo has an Inter-Tel telephone system in his home. No amounts have been included in other compensation related to these telephones or telephone systems. During 2006, Mr. Rauchle had access to the Company aircraft principally for business use. No amounts have been included in the above tables for such use based on the de minimus incremental costs to the Company.

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)		(l)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)		Grant Date Fair Value of Stock and Option Awards ($)
Norman Stout	07/28/06 07/28/06	— —	— —	— —	— —	— 25,000	— —	— —	75,000 —	$ $	21.23 —	$ $	654,000 530,750

Craig W. Rauchle	07/28/06 07/28/06	— —	— —	— —	— —	— 10,000	— —	— —	50,000 —	$ $	21.23 —	$ $	436,000 212,300

Jeffrey T. Ford	07/28/06 07/28/06	— —	— —	— —	— —	— 2,000	— —	— —	10,000 —	$ $	21.23 —	$ $	87,200 42,460

John L. Gardner	07/28/06 07/28/06	— —	— —	— —	— —	— 2,000	— —	— —	10,000 —	$ $	21.23 —	$ $	87,200 42,460

Kurt R. Kneip	N/A	—	—	—	—	—	—	—	—		—		$—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Norman Stout	148,200 70,000 78,800 60,000 23,333 — —	— — — 40,000 46,667 75,000 —	— — — — — — —	$ $ $ $ $ $ $	17.875 9.125 9.89 14.03 19.13 21.23 —	06/01/2008 02/27/2011 04/30/2011 04/21/2013 05/03/2015 07/28/2016 —	— — — — — — —	— — — — — — —	— — — — — — 25,000	$ $ $ $ $ $ $	— — — 325,200 141,401 69,750 554,000

Steven G. Mihaylo	7,500 2,750	— —	— —	$ $	21.11 20.95	05/12/2016 06/07/2016	— —	— —	— —	$ $	— —

Craig W. Rauchle	55,000 93,800 40,000 23,333 — —	— — 40,000 46,667 50,000 —	— — — — — —	$ $ $ $ $ $	9.125 9.89 14.03 19.13 21.23 —	02/27/2011 04/30/2011 04/21/2013 05/03/2015 07/28/2016 —	— — — — — —	— — — — — —	— — — — — 10,000	$ $ $ $ $ $	— — 325,200 141,401 46,500 221,600

Jeffrey T. Ford	8,000 40,000 20,000 15,000 20,000 20,000 6,000 5,000 — —	— — — — — — 4,000 10,000 10,000 —	— — — — — — — — — —	$ $ $ $ $ $ $ $ $ $	5.25 7.9375 26.00 12.875 9.03125 9.89 13.57 19.13 21.23 —	04/23/2007 05/28/2007 04/22/2008 08/08/2010 03/09/2011 04/30/2011 04/14/2013 05/03/2015 07/28/2016 —	— — — — — — — — — —	— — — — — — — — — —	— — — — — — — — — 2,000	$ $ $ $ $ $ $ $ $ $	— — — — — — 34,360 30,300 9,300 44,320

John L. Gardner	21,000 10,000 15,000 7,500 7,200 3,333 — —	— — — — 1,800 6,667 10,000 —	— — — — — — — —	$ $ $ $ $ $ $ $	7.9375 12.875 9.03125 9.89 13.57 19.13 21.23 —	05/28/2007 08/08/2010 03/09/2011 04/30/2011 04/14/2013 05/03/2015 07/28/2016 —	— — — — — — — —	— — — — — — — —	— — — — — — — 2,000	$ $ $ $ $ $ $ $	— — — — 15,462 20,201 9,300 44,320

Kurt R. Kneip	10,000 4,500	— 3,000	— —	$ $	9.03125 13.57	03/09/2011 04/14/2013	— —	— —	— —	$ $	— 25,770

(1)	Options listed above vest at various rates ranging from 20% to 33% per year over the first 5 years and 3 years, respectively, of the ten-year option term.

(2)	In connection with their employment by the Company, Norman Stout, Craig Rauchle, Jeff Ford and John Gardner were awarded performance-based shares totaling 25,000, 10,000, 2,000 and 2,000 shares, respectively, of the Company’s Common Stock, of which no shares of the Company’s Common Stock have vested as of December 31, 2006 based on the attainment of the performance goals. Should the EPS goals fail to be attained, the Company’s Common Stock will be cancelled. However, such shares immediately vest upon a change of control of the Company, if applicable.

OPTION EXERCISES AND STOCK VESTED

Three of the Company’s named executive officers exercised stock options during the fiscal year ended December 31, 2006, but none of the named executive officers acquired shares pursuant to vesting of performance share awards.

	Option Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired On Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Norman Stout	—	$—	—	$—

Steven G. Mihaylo	—	$—	—	$—

Craig W. Rauchle	223,200	$2,556,378	—	$—

Jeffrey T. Ford	—	$—	—	$—

John L. Gardner	27,000	$391,484	—	$—

Kurt R. Kneip	27,000	$342,971	—	$—

POTENTIAL PAYMENTS MADE UPON TERMINATION

The information below reflects the amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment in connection both with a change of control and termination payments not related to a change of control. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Payments Made Upon Termination In Connection With A Change Of Control

The Company has entered into Change of Control Severance Agreements with each named executive officers. Pursuant to these agreements, if an executive’s employment is terminated following a change of control (other than termination by the Company for cause or by reason of death or disability) or if the executive terminates his employment in certain circumstances defined in the agreement which constitute “good reason”, the named executive will receive the following:

Name	Severance	Bonus	Benefits	Equity Awards
Norman Stout	2.99 x Base Salary	2.99 x 5 year average bonuses	—	(2)

Craig W. Rauchle	2 x Base Salary	100% of any earned but unpaid bonus	(1)	(2)

Jeffrey T. Ford	1.5 x Base Salary	100% of any earned but unpaid bonus	(1)	(2)

John L. Gardner	1.5 x Base Salary	100% of any earned but unpaid bonus	(1)	(2)

Kurt R. Kneip	1.5 x Base Salary	100% of any earned but unpaid bonus	(1)	(2)

(1)	12 months company-paid continued coverage under the Company’s benefit plans.
(2)	Vest 100% upon change of control.

Other than as noted below with regard to Mr. Stout, the Tier 1 and Tier 2 Change of Control Severance Agreements for each of the other named executive officers are substantially similar. Forms of these agreements have been filed as Exhibits 10.63 and 10.64 to the Company’s Annual Report on Form 10-Q for the Year ended December 31, 2004.

Generally, pursuant to the agreements, a change of control is deemed to occur:

(i)	if a majority of the outside Directors as of the date of the agreement are replaced within a two-year period other than in specific circumstances;

(ii)	upon the consummation of a merger or consolidation of the Company with any other corporation, other than (a) a merger which would result in the voting securities of the Company outstanding immediately prior to the merger continuing to represent at least 60% of the voting power of the securities of the Company outstanding immediately after such merger or

(iii)	upon the consummation of the sale, lease or other disposition by the Company of seventy-five percent (75%) or more of the Company’s assets.

Payments Made Upon Termination Not Related To A Change In Control

Pursuant to his employment agreement, a copy of which was filed as an exhibit in a Form 8-K on October 16, 2006, Norman Stout is employed as Chief Executive Officer until August 1, 2009. If Mr. Stout terminates his employment for “Good Reason”, as defined in the agreement or Mr. Stout is terminated without cause, Mr. Stout will receive a severance payment equal to his base salary at the time of termination for 12 months or for the remainder of the term of the agreement, whichever is longer. In addition, he will receive a bonus payment equal to the average bonus for the 5 prior fiscal years, pro-rata for the number of months worked in the current year. Mr. Stout will also receive 18 months paid participation in COBRA continuation coverage under the Company’s health and welfare benefit plans.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board. Similar to executive officers, Directors are not subject to a minimum share ownership requirement, although Directors are encouraged to own stock.

Cash Compensation Paid to Board Members

For the fiscal year ended December 31, 2006, members of the Board who are not employees of the Company are entitled to receive quarterly stipends and meeting and committee fees as noted in the following table. Directors who are employees of the Company receive no compensation for their service as directors.

During 2006, compensation for each non-employee director included the following:

Description	Amount as of December 31, 2006
Each regularly scheduled Board of Directors meeting attended	$2,000
Quarterly stipend for non-chairman committee members	6,000
Quarterly stipend for compensation committee chairman	6,500
Quarterly stipend for governance and nominating committee chairman	6,500
Quarterly stipend for non-employee chairman of the board of directors	10,500
Quarterly stipend for audit committee chairman	10,500
Each compensation committee meeting attended	1,500
Each governance and nominating committee meeting attended	1,500
Each audit committee meeting attended	2,000
Each meeting of a special committee of the Board or a subcommittee thereof	1,500
Each special meeting of the Board or committee of the Board, including unanimous written consents in lieu of board meetings	2,000

Expenses of attending Board and Committee meetings	As incurred

The Company also allows each director to elect to participate in the health benefit plans each year. Directors are offered participation in the same plans offered to employees, subject to payment by each electing director at employee participant rates, plus all applicable co-pays and/or deductibles.

Participation offered in Company plans

Director continuing education expenses.	50% of eligible tuition plus expenses

Stock option grants to purchase shares of Common Stock, pursuant to the Company’s Director Stock Option Plan (as amended), at the market price five (5) business days after a new Director joins the Board of Directors

7,500 (1)

Annual stock option grants to purchase shares of Common Stock, pursuant to the Company’s Director Stock Option Plan (as amended), at the market price five (5) business days after the date of the annual Board meeting

7,500 (1)

(1)	7,500 stock options are granted to each non-employee Director pursuant to the Director Stock Option Plan, to the extent such stock options are available. Refer to “Director Stock Option Plan” below for additional information regarding 2006 Director option awards.

The Board of Directors of the Company held a total of four (4) regularly scheduled meetings during the fiscal year ended December 31, 2006 and nineteen (19) special meetings. The Board of Directors has three standing committees to facilitate and assist the Board in the execution of its responsibilities. Those committees are currently the Audit, Compensation, and Corporate Governance and Nominating Committees. Each of these committees has adopted a written charter. All members of the committees are appointed by the Board of Directors, and are non-employee directors. The table below shows current membership for each of the standing Board committees.

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Gerald W. Chapman (1)	J. Robert Anderson (1)	Gary D. Edens (1)
J. Robert Anderson	Robert Rodin (2)	Alexander Cappello
Alexander Cappello	Agnieszka Winkler	Gerald W. Chapman
Gary D. Edens		Steven E. Karol (2)
Agnieszka Winkler

(1)	Committee Chairman
(2)	Effective April 2006

In addition to the three standing committees mentioned above, the Board convened numerous special committees and subcommittee meetings to consider various other matters, including the proxy contest and related matters during 2006. The number of meetings and attendees are summarized in the table below.

Meetings Attended in 2006

Description (1)	Anderson		Cappello	Chapman	Edens	Karol	Mihaylo	Puri	Urish	Rodin	Winkler
Regular Board of Directors Meetings (2)	4		4	4	4	2	3	2	2	3	4

Audit Committee Meetings	4		4	4	4	--	--	--	--	--	--
Special Audit Committee Meeting	1		1	1	1	--	--	--	--	--	--

Corporate Governance and Nominating Committee Meetings	1	*	9	10	10	4	--	--	--	3	10
Corporate Governance and Nominating Subcommittee Meetings	1	*	7	1	1	--	--	--	--	--	7

Compensation Committee Meetings	6		--	--	--	1	--	--	--	3	6
Special Compensation Committee Meetings	3		--	--	--	--	--	--	--	1	3

Special Board Of Directors Meetings	19		19	19	19	13	4	4	4	14	19
Special Board Committee Meetings	21		24	21	22	23	--	--	--	23	21
Advisory Subcommittee Meetings	6		13	9	12	10	--	--	--	12	13
Advisory Subcommittee Delegation	--		1	--	--	3	--	--	--	1	--

*	Attended by invitation only without compensation, as the individual is not a member of the Committee.
(1)	Attendance at Board meetings by several Directors was impacted by the dates the Directors joined the Board of Directors or the respective committees on which the Directors served, if applicable. Directors Karol, Puri, Urish and Rodin each joined the Board in 2006 and were not in attendance at meetings prior to their dates of service.
(2)	Mr. Mihaylo attended one Regular Board of Directors meeting when he also served as the Company’s CEO. Accordingly, he was not paid separately for his service on the Board for this meeting. In addition, although Mr. Karol was unable to attend the October 2006 regular Board of Directors meeting, he was consulted by the Board both before and after the meeting. He was unable to attend the meeting based on scheduling conflicts and he was traveling to Phoenix, Arizona to attend the Special Shareholder Meeting during the course of the regular Board of Directors meeting.

Director Stock Option Plan

Pursuant to the terms of the 1990 Director Stock Option Plan (as amended), to the extent shares are reserved for issuance, each non-employee Director receives a stock option award to purchase 7,500 shares of Inter-Tel Common Stock five business days following their initial starting date on the Board of Directors, plus a stock option award to purchase 7,500 shares of Common Stock five business days following each Annual Meeting of Stockholders.

During 2006, the Company awarded all remaining shares reserved for issuance under the Director Plan. The remaining annual award to Directors totaled 2,750 stock options to each Director, 27,500 options representing the total aggregate amount of options remaining in the Plan on the date of grant. In lieu of the shortfall in stock options available under the Director Stock Option Plan (the difference between 7,500 and 2,750 each), the Company made cash payments to directors during the second quarter of 2006, the amount of such payments being based on a Black-Scholes valuation model utilized to compute the shortfall. The shortfall was primarily created as a result of the addition of three new members to the board of directors in connection with the Mihaylo settlement of the 2006 threatened proxy contest. Cash payments totaled $294,326, which is included in the year-to-date totals noted above, and payments totaling $29,433 were distributed to each of the ten non-employee directors during the second quarter of 2006.

During 2006, Directors received stock option grants as follows:

	Grant Date March 8, 2006		Grant Date May 12, 2006		Grant Date June 7, 2006
Name	Stock Options	Grant Price	Stock Options	Grant Price	Stock Options	Grant Price
Anderson	—	—	—	—	2,750	$20.95
Cappello	—	—	—	—	2,750	$20.95
Chapman	—	—	—	—	2,750	$20.95
Edens	—	—	—	—	2,750	$20.95
Karol	7,500	$20.67	—	—	2,750	$20.95
Mihaylo	—	—	7,500	$21.11	2,750	$20.95
Puri	—	—	7,500	$21.11	2,750	$20.95
Rodin	7,500	$20.67	—	—	2,750	$20.95
Urish	—	—	7,500	$21.11	2,750	$20.95
Winkler	—	—	—	—	2,750	$20.95

Until an option is exercised, shares subject to options cannot be voted, nor do they receive dividends or dividend equivalents. Options received by Directors vest over six months of service.

Deferred Compensation Program for Non-Employee Directors

The Inter-Tel, Incorporated Non-Employee Director Non-Qualified Deferred Compensation Plan was adopted by the Company for the benefit of non-employee members of its Board of Directors, effective as of October 14, 2005 (the “Effective Date”). The purpose of the Plan is to permit eligible Participants the option to defer receipt of Board of Director Compensation, pursuant to the terms of the Plan. The Plan is intended to be an unfunded deferred compensation plan maintained for the benefit of a select group of management under sections 201(2), 301(a)(3) and 401(1)(1) of ERISA and is intended to comply with Section 409A of the Internal Revenue Code.

Participants shall have the status of unsecured creditors of Inter-Tel, Incorporated with respect to the payment of Plan benefits. A separate account under the Plan shall be established and maintained to reflect the Account for each participant. However, participants shall not be permitted to invest their accounts in any investments. Accordingly, compensation deferred under the Plan is deferred without interest pursuant to the terms of the Plan. None of the members of the Company’s Board of Directors participated in the Plan during 2006.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended December 31, 2006.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name (1)	Fees Earned or Paid in Cash (3) ($)	Stock Awards ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5) ($)	All Other Compen- sation ($)	Total ($)
Alexander Cappello	$308,433	$—	$17,463	$—	$—	$—	$325,896
J. Robert Anderson	$168,433	$—	$17,463	$—	$—	$—	$185,896
Jerry W. Chapman	$188,933	$—	$17,463	$—	$—	$—	$206,396
Gary D. Edens	$178,933	$—	$17,463	$—	$—	$—	$196,396
Steven Karol	$191,933	$—	$88,488	$—	$—	$—	$280,421
Steven G. Mihaylo (2)	$53,433	$—	$65,520	$—	$—	$—	$118,953
Dr. Anil Puri	$53,433	$—	$65,520	$—	$—	$—	$118,953
Robert Rodin	$141,433	$—	$88,488	$—	$—	$—	$229,921
Kenneth Urish	$53,433	$—	$65,520	$—	$—	$—	$118,953
Agnieszka Winkler	$188,933	$—	$17,463	$—	$—	$—	$206,396

(1)	Norman Stout, the Company’s Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a Director. The compensation received by Mr. Stout as an employee of the Company is shown in the Summary Compensation Table on page 24.
(2)	Mr. Mihaylo resigned as Chief Executive Officer on February 22, 2006 and he resigned as a member of the Board of Directors on March 6, 2006. Mr. Mihaylo rejoined the Board of Directors on May 6, 2006. Amounts included in the above table represent compensation only for the period Mr. Mihaylo served as Inter-Tel’s non-employee Director and not the period he served as CEO. During his term as Chief Executive Officer, Mr. Mihaylo received no compensation for his service on the Board of Directors. Compensation for his service as Chief Executive Officer is included in the Summary Compensation Table presented for the named executive officers earlier in this proxy.
(3)	Included in the table above are amounts paid to Directors in cash in lieu of stock options. The Company made cash payments to directors during the second quarter of 2006 in lieu of a shortfall in stock options available under the 1990 Director Stock Option Plan, the amount of such payments being based on a Black-Scholes valuation model utilized to compute the shortfall. The shortfall was primarily created as a result of the addition of three new members to the board of directors in connection with the Mihaylo settlement of the 2006 threatened proxy contest. Cash payments totaled $294,326, which is included in the year-to-date totals noted above, and payments totaling $29,433 were distributed to each of the ten non-employee directors during the second quarter of 2006.
(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2006. As of December 31, 2006, each Director has the following number of options outstanding: Cappello: 17,750; Chapman: 32,750; Edens: 32,750; Karol: 10,250; Mihaylo 10,250; Puri: 10,250; Rodin: 10,250; Urish: 10,250; and Winkler: 17,750.
(5)	The Company maintains no pension plans.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, no member of the Compensation Committee was an officer or employee of Inter-Tel. During fiscal year 2006, no member of the Compensation Committee or executive officer of Inter-Tel served as a member of the Board of Directors or Compensation Committee of any entity that has an executive officer serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

	Shares of Common Stock Beneficially Owned
	Owned Excluding Stock Options	Right to Acquire (2)	Total Number of Shares (1)		Percent of Total (3)
Steven G. Mihaylo P.O. Box 19790, Reno, NV 89511 P.O Box 19790, Reno, NV 89511	5,179,498	10,250	5,189,748		18.5%

J. Robert Anderson	25,000	32,750	57,750		*
Alexander Cappello	—	17,750	17,750		*
Jerry W. Chapman	5,590	32,750	38,340	(4)	*
Gary D. Edens	21,281	32,750	54,031		*
Steven Karol	—	10,250	10,250		*
Dr. Anil Puri	—	10,250	10,250		*
Robert Rodin	—	10,250	10,250		*
Kenneth Urish	—	10,250	10,250		*
Agnieszka Winkler	—	17,750	17,750		*
Norman Stout	18,861	423,666	442,527	(5)	1.6
Craig W. Rauchle	5,898	255,466	261,364		*
Jeffrey T. Ford	63,672	141,000	204,672	(6)	*
John L. Gardner	1,670	69,167	70,837		*
Kurt R. Kneip	40,696	16,000	56,696	(7)	*

All directors and executive officers as a group (14 persons)	5,362,166	1,090,298	6,452,464		23.0%

Other Beneficial Owners:
Kayne Anderson Rudnick Investment Management, LLC 1800 Avenue of the Stars 2nd floor Los Angeles, CA 90067-4219	1,375,098	—	1,375,098		5.1

*	Less than 1%.
(1)	Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the Record Date upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that all options held by such person (but not those held by any other person) that are exercisable within 60 days from the Record Date have been exercised. All persons named in the table have sole voting and investment power with respect to all shares issuable pursuant to stock options. Unless otherwise noted in subsequent footnotes to this table, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2)	Shares that can be acquired through stock options vested through April 4, 2007, or within 60 days of that date.
(3)	Determined by dividing total number of shares by the sum of the total consolidated outstanding shares on the Record Date of 27,014,962 plus 1,090,298 shares that can be acquired through stock options as identified in item (2) above.
(4)	With respect to 5,590 of these shares, Mr. Chapman shares voting and investment power with his spouse.
(5)	With respect to 18,861 of these shares, Mr. Stout shares voting and investment power with his spouse.

(6)	With respect to 62,417 of these shares, Mr. Ford shares voting and investment power with his spouse.
(7)	With respect to 20,000 of these shares, Mr. Kneip shares voting and investment power with his spouse.
(8)	Based solely upon information contained in a Schedule 13F filed February 6, 2007.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2006. Information is included for both equity compensation plans approved by Inter-Tel stockholders and equity compensation plans not approved by Inter-Tel stockholders.

Plan Category	Common shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Common shares available for future issuance (c)
Equity compensation plans approved by Inter-Tel stockholders	3,704,128	(1)	$17.97	831,022	(2)

Equity compensation plans not approved by Inter-Tel stockholders	200,380	(3)	$21.07	156,676

Totals:	3,825,508		$18.14	987,698

(1)	Includes options to purchase shares and performance shares outstanding under the plans approved by Inter-Tel stockholders. Of these shares, options to purchase 94,800 shares were outstanding from the Inter-Tel 1994 Long-Term Incentive Plan, options to purchase 3,424,328 shares were outstanding from the Inter-Tel 1997 Long-Term Incentive Plan and options to purchase 185,000 shares were outstanding from the Director Plan. Included in the Inter-Tel 1997 Long-Term Incentive Plan amounts are 79,000 performance shares which have no exercise price and which vest based on certain future performance measures. The column (b) average exercise price excludes the effect of the performance shares.
(2)	Includes shares available for future issuance under the Inter-Tel 1994 Long-Term Incentive Plan, the Inter-Tel 1997 Long-Term Incentive Plan, the 1990 Inter-Tel Director Option Plan and the Inter-Tel 1997 Employee Stock Purchase Plan; excludes securities reflected in column (a). Of these shares, 33,676 shares were available under the 1994 Long-Term Incentive Plan, 797,346 shares were available under the Inter-Tel 1997 Long-Term Incentive Plan, no shares were available under the 1990 Inter-Tel Director Option Plan and 335,002 shares were available under the Inter-Tel 1997 Employee Stock Purchase Plan. Under the Inter-Tel 1997 Long-Term Incentive Plan, the amount of shares authorized for issuance increases annually by the lesser of (a) 2.5% of the outstanding shares on that date, (b) 750,000 shares (subject to appropriate adjustments for stock splits, dividends, subdivisions, combinations, recapitalizations and like transactions) or (c) a lesser amount as determined by the Inter-Tel Board of Directors.
(3)	As of December 31, 2006, individual options to purchase a total of 200,380 shares had been assumed or issued in connection with acquisition transactions by Inter-Tel, at a weighted average exercise price of $21.07 per share. These options were issued under the Inter-Tel Acquisition Stock Option Plan, which has not been approved by Inter-Tel stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

In February 2004, our Board of Directors approved two forms of Key Employee Change of Control Severance Agreements (“Change of Control Agreements”), entered into between the Company and executive officers, as set forth in the table below. The Company entered into Change of Control Agreements with the following existing executive officers in March 2004:

Change of Control Severance Agreements

Tier 1 (a)	Tier 2 (b)
Norman Stout	Jeffrey T. Ford

Craig W. Rauchle	John L. Gardner

Kurt R. Kneip

(a)	Refer to Exhibit 10.63 to our Annual Report on Form 10-K filed March 12, 2004 for a copy of the sample Tier 1 Agreement.
(b)	Refer to Exhibit 10.64 to our Annual Report on Form 10-K filed March 12, 2004 for a copy of the sample Tier 2 Agreement.

The Company entered into a Change of Control Agreement with Steven G. Mihaylo in March 2004 as well. However, Mr. Mihaylo resigned as Chief Executive Officer of the Company on February 22, 2006. Accordingly, the Key Employee Change of Control Severance Agreement between Mr. Mihaylo and the Company terminated as of such date, with Mr. Mihaylo receiving no benefits pursuant to the terms of the agreement.

Policies and Procedures for Review and Approval of Related Party Transactions

Business Conduct, all employees have the obligation to avoid conflicts of interest. In accordance with the audit committee charter, the audit committee shall review and approve or disapprove related party transactions, unless submitted to another comparable independent body of the Board, as and to the extent required under applicable federal securities laws and related rules and regulations, and/or the NASDAQ Marketplace Rules. Our audit committee and/or other comparable committee shall approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee or board of directors determines in the good faith exercise of its discretion. All of the transactions described above were entered into in accordance with the procedure outlined here.

Director Independence

The Board of Directors affirmatively determines the independence of each director and nominee for election as a director. The Board has determined that the following non-employee directors, except director Mihaylo and the Chief Executive Officer, have no material relationship with Inter-Tel and are independent within the meaning of the NASDAQ Stock Market, Inc. (“Nasdaq”) director independence standards, as currently in effect and as they may be changed from time to time:

J. Robert Anderson	Steven E. Karol
Alexander Cappello	Robert Rodin
Gerald W. Chapman	Kenneth L. Urish
Gary D. Edens	Agnieszka Winkler

In addition, based on such standards, the Board affirmatively determined that: (a) Mr. Mihaylo is not independent because he holds more that 5% of the outstanding shares of the Common Stock of the Company, and (b) Norman Stout is not independent because he is the Chief Executive Officer of the

Company. The Board did not make a determination regarding the independence of Dr. Puri or Mr. Urish as they serve on no committees of the Board requiring independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed by Ernst & Young LLP During Fiscal 2006 and 2005.

The Audit Committee has established a policy of pre-approving audit and non-audit services provided by the auditors of Inter-Tel. Each of the fees for services listed below for 2006 were pre-approved by Inter-Tel’s Audit Committee. The Audit Committee’s review included matters to be considered under the rules of the SEC, including the nature and extent of non-audit services, to ensure that the auditors’ independence would not be impaired. The Audit Committee expressed its satisfaction with Ernst & Young LLP in all of these respects. The Audit Committee of our board of directors has determined that the provision of services by Ernst & Young LLP other than for audit related services is compatible with maintaining the independence of Ernst & Young LLP as our independent auditors.

The following table sets forth the approximate aggregate fees billed by Ernst & Young LLP to Inter-Tel during fiscal 2006 and 2005:

	2006	2005
Audit Fees (1)
Audit of consolidated financial statements	$286,000	$283,000
Sarbanes-Oxley section 404 attestation of internal controls	468,000	431,000
Statutory audit of Lake Communications	103,000	42,000
Timely quarterly reviews	75,000	62,000

Total Audit Fees	932,000	818,000

Audit-Related Fees (2)
Consultation on SEC matters	—	—
Section 404 assistance	—	—

Total Audit-Related Fees	—	—

Tax Fees (2)
Tax consulting	—	—

Total Tax Fees	—	—

All Other Fees (2)
Form S-8, Stock Options and Other	147,000	2,500

Total All Other Fees	147,000	2,500

Total Fees	$1,079,000	$820,500

(1)	Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services rendered.
(2)	Includes fees and expenses for services rendered from January through December of the fiscal year, notwithstanding when the fees and expenses were billed.

The Company did not engage Ernst & Young LLP to provide any separate information technology services during the fiscal years ended December 31, 2006 or 2005. Representatives of Ernst & Young LLP are expected to be present at the Annual Meeting and will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Inter-Tel (Delaware), Incorporated, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2007	INTER-TEL (DELAWARE), INCORPORATED

	BY:	/s/ Norman Stout
Norman Stout
Director and Chief Executive Officer

Exhibits

Exhibits incorporated herein by reference.

3.1(10)	Certificate of Incorporation, as amended.

3.2(22)	By-Laws, as amended.

10.15(1)	Registrant’s form of standard Distributor Agreement.

10.16(1)	Registrant’s form of standard Service Agreement.

10.35(3)	Agreement between Registrant and Samsung Semiconductor and Telecommunications Company, Ltd. dated October 17, 1984.

10.37(3)*	Tax Deferred Savings Plan.

10.51(11)*	1990 Directors’ Stock Option Plan and form of Stock Option Agreement.

10.52(15)*	Inter-Tel, Incorporated 1994 Long-Term Incentive Plan and forms of Stock Option Agreements.

10.53(12)	Agreement between Registrant and Maxon Systems, Inc. dated February 27, 1990.

10.54(12)	Agreement between Registrant and Varian Tempe Electronics Center dated February 26, 1991.

10.55(12)	Agreement between Registrant and Jetcrown Industrial Ltd. dated February 18, 1993.

10.56(13)*	Employee Stock Ownership Plan.

10.57(14)	Loan and Security Agreement dated March 4, 1997 between Bank One, Arizona, N.A. and Registrant and Modification Agreement dated July 25, 1997.

10.58(16)	Development, Supply and License Agreement between Registrant and QUALCOMM dated January 17, 1996.

10.59(17)*	Inter-Tel, Incorporated 1997 Long-Term Incentive Plan.

10.60(18)*	Inter-Tel, Incorporated 1997 Employee Stock Purchase Plan.

10.61(19)*	Inter-Tel, Incorporated Acquisition Stock Option Plan and form of Stock Option Agreement.

10.62(20)	Computer Telephony Asset Purchase Agreement dated as of October 17, 1999 by and between Executone Information Systems, Inc., Inter-Tel, Incorporated and Executone Inter-Tel Business Information Systems, Inc.

10.63(21)*	Form of Key Employee Tier 1 Change of Control Severance Agreement.

10.64(21)*	Form of Key Employee Tier 2 Change of Control Severance Agreement.

10.65(23)	Non-Employee Director Non-Qualified Deferred Compensation Plan.

10.66(24)	Employment Agreement for Chief Executive Officer

21(25)	Subsidiaries of Inter-Tel (Delaware), Incorporated.

23.0(25)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24(25)	Power of Attorney (See signature page of Annual Report on Form 10-K).

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-70437).
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended November 30, 1984 (File No. 0-10211), Registration Statement on Form S-8 (File No. 333-106868) and Registrant’s Annual Report on Form 11-K for the year ended December 31, 2002 (File No. 0-10211)

(10)	Incorporated by reference to Registrant’s Report on Form 8-K filed on July 3, 2006 (File No. 0-10211).
(11)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-40353).
(12)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 33-70054).
(13)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (File No. 33-73620).
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-10211).
(15)	Incorporated by reference to Registrant’s Proxy Statement dated March 23, 1994 and to Registrant’s Registration Statement on Form S-8 (File No. 33-83826).
(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-10211).
(17)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197, 333-85098, 333-104642, 333-113600, and 333-123506).
(18)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-41197 and 333-87474).
(19)	Incorporated by reference to Registrant’s Registration Statements on Forms S-8 (File Nos. 333-56872, 333-67261 and 333-85098).
(20)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on January 14, 2000).
(21)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-10211).
(22)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on March 11, 2007).
(23)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-10211).
(24)	Incorporated by reference to Registrant’s Report on Form 8-K (File No. 0-10211, filed on October 16, 2006).
(25)	Incorporated by reference to Registrant’s Annual Report on From 10-K for the year ended December 31, 2006 (File No. 0-10211, filed on March 15, 2007)
*	Management contracts or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

(b)	Exhibits filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).