Form 10-Q
period 2007-03-31
INTER TEL (DELAWARE), INC
filed 2007-05-10
CIK 350066

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
March 31, 2007	0-10211
INTER-TEL (DELAWARE), INCORPORATED

Incorporated in the State of Delaware	I.R.S. No. 86-0220994
1615 S. 52nd Street
Tempe, Arizona 85281
(480) 449-8900

Title of Class	Outstanding as of March 31, 2007

Common Stock, par value $0.001	27,012,962
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
(in thousands, except share amounts)	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$149,520	$141,899
Short-term investments	54,067	64,388

TOTAL CASH AND SHORT-TERM INVESTMENTS	203,587	206,287

Accounts receivable, net of allowances of $6,358 in 2007 and $6,323 in 2006	45,279	49,027
Inventories	25,219	25,287
Net investment in sales-leases, net of allowances of $1,070 in 2007 and $1,112 in 2006	19,194	19,617
Income taxes receivable	—	3,035
Deferred income taxes	4,305	599
Prepaid expenses and other assets	14,021	12,476

TOTAL CURRENT ASSETS	311,605	316,328

PROPERTY, PLANT & EQUIPMENT	25,084	25,858
GOODWILL	42,865	42,865
PURCHASED INTANGIBLE ASSETS	18,445	19,570
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,675 in 2007 and $1,763 in 2006	30,048	31,113
OTHER ASSETS	1,147	1,147

TOTAL ASSETS	$429,194	$436,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,414	$34,261
Acquisition payable	13,000	13,000
Deferred income taxes	12,246	12,246
Other current liabilities	41,820	55,145

TOTAL CURRENT LIABILITIES	101,480	114,652

DEFERRED TAX LIABILITY	40,853	47,712
LEASE RECOURSE LIABILITY	14,654	14,682
LONG TERM INCOME TAXES PAYABLE	8,623	—
OTHER LIABILITIES	6,908	7,179

STOCKHOLDERS’ EQUITY
Common stock, no par value-authorized 100,000,000 shares; issued–27,161,823 shares; outstanding–27,012,962 at March 31, 2007 and 26,895,360 shares at December 31, 2006	27	27
Additional Paid-In Capital	128,498	127,044
Retained earnings	127,838	127,787
Accumulated other comprehensive income	2,756	2,178

	259,119	257,036
Less: Treasury stock at cost – 148,861 shares at March 31, 2007 and 266,463 shares at December 31, 2006	(2,443)	(4,380)

TOTAL STOCKHOLDERS’ EQUITY	256,676	252,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,194	$436,881

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months
(In thousands, except	Ended March 31,
per share amounts)	2007	2006

NET SALES
Telecommunications systems, software and related	$93,866	$92,243
Resale of local, long distance and network services	15,599	14,680

TOTAL NET SALES	109,465	106,923

COST OF SALES
Telecommunications systems, software and related	45,946	44,482
Resale of local, long distance and network services	10,129	9,163
TOTAL COST OF SALES	56,075	53,645

GROSS PROFIT	53,390	53,278

Research and development	8,244	8,307
Selling, general and administrative	41,465	38,533
Amortization of purchased intangible assets	1,115	1,130
Proxy contest and related costs	454	—
Legal settlement costs	—	1,300

	51,278	49,270

OPERATING INCOME	2,112	4,008

Interest and other, net	1,822	1,259
Foreign currency transaction gains (losses)	18	(4)

INCOME BEFORE INCOME TAXES	3,952	5,263
INCOME TAXES	1,324	2,061

NET INCOME	$2,628	$3,202

NET INCOME PER SHARE — BASIC	$0.10	$0.12
NET INCOME PER SHARE — DILUTED	$0.10	$0.12

DIVIDENDS PER SHARE	$0.08	$0.08

Average number of common shares outstanding — Basic	26,944	26,308

Average number of common shares outstanding — Diluted	27,614	26,980

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31,
(In thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$2,628	$3,202
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of fixed assets	2,158	2,231
Amortization of patents included in R&D expenses	16	5
Amortization of purchased intangible assets	1,115	1,130
Provision for losses on receivables	829	217
Provision for losses on leases	345	883
Provision for inventory valuation	506	339
Share based compensation expense	1,097	1,051
Excess tax benefits from stock options exercised	(357)	(418)
Increase in other liabilities	7,939	14
(Gain) loss on sale of property and equipment	(7)	16
Deferred income taxes	(10,565)	(1,041)
Changes in operating assets and liabilities	(7,500)	2,221

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,796)	9,850

INVESTING ACTIVITIES
Purchases of short-term investments	(9,761)	(16,700)
Maturities and sales of short-term investments	20,082	19,291
Additions to property, plant and equipment	(1,381)	(1,036)
Proceeds from disposal of property, plant and equipment	5	3

NET CASH PROVIDED BY INVESTING ACTIVITIES	8,945	1,558

FINANCING ACTIVITIES
Cash dividends paid	(2,152)	(2,101)
Payments on term debt	(13)	(12)
Proceeds from exercise of stock options	1,703	1,300
Excess tax benefits from stock options exercised	357	418

NET CASH USED IN FINANCING ACTIVITIES	(105)	(395)

EFFECT OF EXCHANGE RATE CHANGES	577	412

INCREASE IN CASH AND EQUIVALENTS	7,621	11,425

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	141,899	103,774

CASH AND EQUIVALENTS AT END OF PERIOD	$149,520	$115,199

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2007
NOTE A — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     Certain prior year amounts have been reclassified to conform with the current period presentation.
Contingencies
     We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at March 31, 2007 management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.
     On June 16, 2006, a stockholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court (the “Delaware action”). The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Company is in the process of evaluating and conducting discovery in the Delaware class action suit. On June 16 and June 20, 2006, respectively, two additional stockholder class actions against the Company and each of its Board members were filed in Arizona state court. The Arizona actions claimed breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims were both dismissed by the Plaintiffs in the fourth fiscal quarter 2006. The same Plaintiffs have refiled lawsuits in Arizona Superior Court on or about April 30, 2007 with similar claims. The Company will obtain counsel, investigate the claims, and defend appropriately.
     In March 2006, certain prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial resolved in 2006. The Company is in the process of conducting discovery and evaluating the complaint.
     In the first quarter of 2006, the Company settled a legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus related fourth quarter legal fees totaled $1.6 million. Additional legal fees totaling approximately $1.3 million were recorded as period costs during the first quarter of 2006 relating to this matter.

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
     In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission (the “FCC”) that the Technologies subsidiary was temporarily suspended from participation in the e-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the e-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon the Technologies subsidiary a debarment from the e-Rate program of one (1) year from June 30, 2006. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Inter-Tel Technologies’ participation in the e-Rate program.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. We took appropriate corrective measures with respect to these potential variances at the time and continue to review our compliance. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through March 31, 2007. Our estimate at March 31, 2007 remains the same as the total identified as of the end of the second quarter of 2005. Our current contract with the GSA expires in June 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.
     Our NetSolutions subsidiary pays various federal, state and local taxes and regulatory fees in numerous jurisdictions throughout the United States. There is often uncertainty and complexity regarding the tax and regulatory treatment of NetSolutions’ services and, consequently, uncertainty about what fees and taxes are due from NetSolutions or its customers and what amounts may ultimately be payable to the various jurisdictions. The Company accrues estimates for these potential regulatory fees and taxes in the normal course of business. In the first quarter of 2007, NetSolutions changed billing platforms and determined that additional potential regulatory fees and taxes were probable of being paid in excess of prior accruals. As a result, the Company increased its accrued liabilities for such regulatory fees and taxes by $1.8 million as of March 31, 2007.

Inventories
     We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market.
Recent Accounting Pronouncements
     Uncertain Tax Positions — In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recorded a $7.4 million increase in liability for unrecognized tax benefits and $217,000 was accounted for as a reduction to retained earnings. The total long-term liability for unrecognized tax benefits is $8.6 million, of which $1.2 million if recognized would result in a reduction of the Company’s effective tax rate. In accordance with our accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007 accrued interest and penalties totaled $1.1 million.
     We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions and the foreign jurisdictions of Australia, Ireland and the United Kingdom. The Internal Revenue Service has examined the federal taxes through December 31, 2003; however 2001 and forward remain open for carryforward attributes and the 2003 tax year is open by statute. With limited exception, the state and local jurisdictions are no longer subject to income tax audit for years prior to 2002. Australia and the United Kingdom are subject to examination for the years ended December 31, 2005 to current and Ireland has five open years from 2001 forward.
     There are no uncertain tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within twelve months. In addition, there were no material changes related to unrecognized tax benefits in the first quarter of 2007.
     Fair Value Option — In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit entities to choose to measure many financial instruments at fair value with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument. Implementation is required in the first quarter of 2008 with any changes in the measurement of existing financial instruments to be reported as an adjustment to the opening balance of Retained earnings. The Company is presently evaluating these new requirements to determine whether the fair value election will be used for various financial assets and liabilities at implementation or for financial assets and liabilities acquired subsequently.
     Fair value measurements — In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to expand disclosures about fair value measurements and to clarify how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or, for fixed maturities and equity securities held for sale and derivatives that hedge future cash flows, in accumulated other comprehensive income (loss) for the period. The Company is presently evaluating these new requirements to determine whether any changes to the fair value measurements of its assets and liabilities will result at implementation.
NOTE B — EARNINGS PER SHARE
     Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands, except	March 31,
per share amounts)	2007	2006

Numerator: Net income	$2,628	$3,202

Denominator:
Denominator for basic earnings per share – weighted average shares	26,944	26,308
Effect of dilutive securities:
Employee and director stock options	670	672

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	27,614	26,980

Basic earnings per share	$0.10	$0.12

Diluted earnings per share	$0.10	$0.12

Options excluded from diluted net earnings per share calculations (1)	1,736	657

(1)	At March 31, 2007 and 2006, options to purchase 1,736,000 and 657,000 shares, respectively, of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective periods, and therefore the effect would have been antidilutive.
NOTE C — ACQUISITIONS AND INTANGIBLE ASSETS
     Lake. On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel (Delaware), Incorporated executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus a potential earn-out to be based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The final earn-out amount of $13.0 million was determined and recorded in December 2006. The transaction closed on March 4, 2005. In total, the Company has recorded $19.3 million of purchased intangible assets of which a total of $2.6 million was charged to expense in the first quarter of 2005 as in-process research and development costs with the balance being amortized over eight years. Additionally, we recorded $21.7 million of goodwill. The $13.0 million earn-out was paid subsequent to March 31, 2007.
     Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including the Inter-Tel EncoreCX® and the EmbarQ Connection Central products currently being distributed in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake out-sources its manufacturing to third-party suppliers.
     Intangible Assets. The weighted-average amortization period for total purchased intangibles as of March 31, 2007 and December 31, 2006 was approximately 7.9 years and 7.8 years for each period, respectively. The weighted-average amortization period as of March 31, 2007 and December 31, 2006 for developed technology was approximately 7.9 and 7.8 years for each period, respectively, and 7.8 years for both periods for customer lists and non-compete agreements.
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
     For the quarters ended March 31, 2007 and 2006, we generated income from business segments as follows:

	Three Months Ended March 31, 2007 Resale of
		Local, Long
		Distance
		and
	Principal	Network
(In thousands, except per share amounts)	Segment	Services	Total

Net sales	$93,866	$15,599	$109,465
Gross profit	47,920	5,470	53,390
Operating income	2,217	(105)	2,112
Interest and other, net	1,752	70	1,822
Foreign currency transaction losses	18	—	18
Income tax provision	1,336	(12)	1,324
Net income	$2,651	$(23)	$2,628
Net income per diluted share (1)	$0.10	$0.00	$0.10
Weighted average diluted shares (1)	27,614	27,614	27,614
Goodwill	$40,730	$2,135	$42,865
Total assets	$411,290	$17,904	$429,194
Depreciation and amortization	$3,272	$17	$3,289

	Three Months Ended March 31, 2006
		Resale of
		Local, Long
		Distance
		and
		Network
(In thousands, except per share amounts)	Principal Segment	Services	Total

Net sales	$92,243	$14,680	$106,923
Gross profit	47,761	5,517	53,278
Legal settlement costs	1,300	—	1,300
Operating income	1,126	2,882	4,008
Interest and other, net	1,211	48	1,259
Foreign currency transaction losses	(4)	0	(4)
Income tax provision	1,021	1,040	2,061
Net income	$1,312	$1,890	$3,202
Net income per diluted share (1)	$0.05	$0.07	$0.12
Weighted average diluted shares (1)	26,980	26,980	26,980
Goodwill	$27,705	$2,135	$29,840
Total assets	$388,655	$11,466	$400,121
Depreciation and amortization	$3,345	$21	$3,366

(1)	Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.
     Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $98.4 million, or 89.9% of total revenues, and $97.7 million, or 91.4% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Refer to the table below for additional geographical revenue data.

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
Source of net sales	$	%	$	%

Domestic	98,405	89.9%	97,704	91.4%
Lake Communications	5,882	5.4	5,874	5.5
Other International	5,178	4.7	3,345	3.1

Total net sales	109,465	100.0%	106,923	100.0%

     In the first three months of 2007 and 2006, revenues from customers located internationally accounted for 10.1% and 8.6% of total revenues, respectively. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel’s UK operations, including sales from Swan Solutions. Our UK offices sell predominantly into the United Kingdom and other European countries. The UK and Swan Solutions operations were responsible for the increase in total international sales of $1.8 million over the quarter ended March 31, 2006. The principal segment generated substantially all of our foreign revenues for 2007 and 2006. For the quarters ended March 31, 2007 and 2006, $0.9 million and $0.4 million, respectively of income before income taxes were generated from our foreign operations. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income.
     Our applicable long-lived assets at March 31, 2007, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $49.3 million and the amount in foreign countries was $37.1 million at March 31, 2007. At December 31, 2006, the net amount located in the United States was $50.5 million and the amount in foreign countries was $37.8 million.

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

	March 31, December 31,
(in thousands)	2007	2006

Lease balances included in consolidated accounts receivable, net of allowances of $1,670 in 2007, and $1,586 in 2006	$9,100	$11,024

Net investment in Sales-Leases:
Current portion, net of allowances of $1,070 in 2007, and $1,112 in 2006	19,194	19,617
Long-term portion, includes residual amounts of $892 in 2007 and, $803 in 2006, net of allowances of $1,675 in 2007, and $1,763 in 2006	30,048	31,113

Total investment in Sales-Leases, net of allowances of $4,416 in 2007, and $4,461 in 2006	58,342	61,754

Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $14,654 in 2007, and $14,682 in 2006	257,504	259,003

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$315,846	$320,757

Total allowances for entire lease portfolio (including limited recourse liabilities)	$19,069	$19,143

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
     These reserves are either netted against consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

	Quarter Ended Year Ended
(In thousands)	March 31, 2007	December 31, 2006

Sales of rental payments	$24,034	$101,644
Sold payments remaining unbilled at end of period	$272,158	$273,685
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

NOTE F — STOCK BASED COMPENSATION
     At March 31, 2007, the Company had five active share-based employee compensation plans, including an Employee Stock Purchase Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from six months to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, treasury shares of the Company’s common stock are re-issued. Prior to December 31, 2005, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25, for stock options granted at market price, no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. No share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS No. 123R. Results for prior periods have not been restated.
     The adoption of SFAS No. 123R reduced income before income tax expense for the three months ended March 31, 2007 and 2006 by approximately $1.1 million in each quarter and reduced net income for the three months ended March 31, 2007 and 2006 by approximately $1.0 million and $0.8 million, respectively. Basic and diluted net income per common share for the three months ended March 31, 2007 are each lower by $0.04, than if the Company had continued to follow APB Opinion No. 25. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2007, total unrecognized compensation cost related to stock option awards was approximately $9.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.
     Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2007 and March 31, 2006 respectively, was comprised as follows (in thousands, except per share data):

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Cost of revenues	$61	$73
Research and development	334	289
Selling, general and administrative	702	689

Share-based compensation expense before income taxes	1,097	1,051
Related income tax benefits	141	249

Share-based compensation expense, net of taxes	$956	$802

Net share-based compensation expense, per common share:
Basic	$0.04	$0.03
Diluted	$0.03	$0.03

     A summary of stock options activity within the Company’s share-based compensation plans and changes for the three months ended March 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term (years)	Value
Balance at December 31, 2006	3,825,508	$18.14
Granted	583,100	$23.85
Exercised	(115,802)	$14.45
Terminated/expired	(52,880)	$20.66

Balance at March 31, 2007	4,239,926	$18.99	6.5	$19,714,181
Exercisable at March 31, 2007	2,397,000	$17.37	4.9	$15,038,021

The intrinsic value of options exercised during the three months ended March 31, 2007 was $987,000.
     The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Expected dividend yield	1.34%	1.49%
Expected stock price volatility	0.39	0.53
Risk-free interest rate	4.73%	4.76%
Expected life of options	4 Years	5 years
     The expected dividend yield is based on expected annual dividends to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined volatility using historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company, adjusted for expected future activity. The weighted average fair value of stock options granted during the three months ended March 31, 2007 and March 31, 2006 was $7.90 and $9.47, respectively.
Performance Shares
     During 2006, the Company began granting performance shares. For the three months ended March 31, 2007 and the year ended December 31, 2006, the Company granted performance shares of 78,750 and 80,000, respectively. Except as provided for change of control provisions, each of the performance share awards by their terms vest primarily in connection with the achievement by the Company of certain earnings per share targets over the Company’s following two fiscal years ended December 31, with 50% vesting each year, only if such targets are achieved. For options granted in 2006, the earnings per share targets are based on fiscal 2007 and 2008 results. For options granted in 2007, the earnings per share targets are based on 2008 and 2009 results. In the event either year’s target is missed, the applicable shares for that year do not vest and are forfeited. The market price of the Company’s common stock on the date of grant was $23.86 for the 2007 grant and ranged from $21.23 to $23.44 for the 2006 grants. As of March 31, 2007 compensation expense has been accrued for only 50% of the 2006 grant, as it is not yet probable that the performance targets will be met for the remaining portions of the grants.

Employee Stock Purchase Plan
     Under the Employee Stock Purchase Plan (the “Purchase Plan”), employees are granted the right to purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees may designate up to 10% of their compensation for the purchase of stock. Included in the share based compensation expense for the three months ended March 31, 2007 and March 31, 2006 is $51,000 and $61,000, respectively, for the expense related to the Purchase Plan. The Purchase Plan is scheduled to expire after the Offering Period ends in May 2007.
NOTE G — SUBSEQUENT EVENT, MERGER AGREEMENT
     On April 26, 2007, the Company signed a definitive merger agreement with Mitel Networks Corporation (“Mitel”), whereby Mitel has agreed to acquire all of the outstanding capital stock of Inter-Tel for $25.60 per share in cash, representing a total purchase price of approximately $723 million. The boards of directors of both companies have approved the transaction and it is subject to the approval of Inter-Tel stockholders and other customary closing conditions, including regulatory approvals. The transaction is expected to close in the third quarter of 2007. However, there can be no assurances that the transaction will close as currently planned.
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
Overview
     Inter-Tel (Delaware), Incorporated (Nasdaq: INTL) (“Inter-Tel”), originally incorporated in Arizona in 1969 and reincorporated in Delaware in 2006, is a single point of contact, full-service provider of IP and converged voice, video and data business communications systems. The Company also provides a wide range of managed services, including voice and data network design and traffic provisioning, local and long distance calling services, custom application development, maintenance, leasing, and support services for our products. Our customers include business enterprises, federal, state and local government agencies and non-profit organizations. We market and sell the following products, services and applications:
•	Inter-Tel 7000, Inter-Tel 5000 and Inter-Tel Axxess Network Communications Solutions (converged voice and data business communication systems);

•	Lake Communications converged voice and data business communication systems, including those sold in the US under the Inter-Tel EncoreCX® and the Embarq Connection Central brands;

•	integrated voice mail, voice processing and unified messaging systems;

•	presence management, collaboration, web conference, and audio conferencing applications,;

•	multi-media contact center applications;

•	call accounting software, computer-telephone integration (CTI) applications,

•	related third-party products, applications, and services,

•	managed services, including voice and data network design, traffic provisioning, and financial solutions packages (leasing);

•	local and long distance calling services, voice circuits, data circuits and other communications services and peripheral products;

•	networking applications, including the design and implementation of voice and data networks, and

•	maintenance and support services for our products.

     We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of March 31, 2007, we had fifty-seven (57) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States that purchase directly from us or through distributors. Our sales office in Phoenix is the primary location for our national, government and education accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In February 2006, we made a strategic change relative to our sales channels. Prior to 2006, the retail and wholesale sales functions were managed separately. In an effort to provide higher levels of support and cooperation between all channels, the two sales channels now both report to our vice president of sales. In addition, we maintain wholesale distribution offices in Ireland and the United Kingdom that supply Inter-Tel’s dealers and distributors throughout the United Kingdom, Ireland, other parts of Europe, Australia and South Africa. We also have a dealer in Japan. We also maintain research and development and software sales offices in Tucson, Arizona; Frederick, Maryland; Ireland and the United Kingdom.
     On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel, executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus an earn-out subsequently earned of $13.0 million based upon achieving certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The transaction closed on March 4, 2005. Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40-user market, including EncoreCX® products distributed by Inter-Tel in the United States. Lake designs and develops its products for sale through a distribution network of international telecom operators and distributors, including Inter-Tel in the United States. Lake outsources its manufacturing to third-party suppliers. Lake maintains a research and development and wholesale distribution office in Dublin, Ireland that supplies Inter-Tel’s dealers and distributors in the United Kingdom, Ireland, South Africa, as well as other parts of Europe and Australia. The results of operations attributable to Lake are included in our Principal Segment. See Note C – “Acquisitions and Intangible Assets” of Notes to Condensed Consolidated Financial Statements for further information.
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

(free-on-board shipping point). However, shipments to one international dealer, with whom we established a relationship as a result of our Lake acquisition, are initially held by that dealer on a consignment basis. Such inventory is owned by Inter-Tel until the inventory is sold through to third parties, at which time the revenue is recorded.

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
Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, materials and service overhead. Total costs of goods and services sold increased 4.5%, or $2.4 million, to $56.1 million for the quarter ended March 31, 2007, compared to $53.6 million for the corresponding period in 2006. Our consolidated gross margin percentage decreased to 48.8% in the first quarter of 2007 compared to 49.8% in the first quarter of 2006. Cost of goods sold was impacted only slightly in the first quarter of 2007 due to FAS 123R related costs associated with expensing stock options and employee stock purchase plan shares. The increase in the dollar amount of the cost of goods sold was primarily attributable to the higher volume of net sales from international operations, DataNet division, the resale of local, long distance and network services, and a slight increase in our direct sales offices, including lease finance revenues, and product transition to our recently released 5000 and 7000 series products resulting in higher equipment costs. Achievement of higher 5000 and 7000 series sales volumes could reduce future manufacturing costs. However, the decrease in gross margin in 2007 compared to 2006 was in part attributable to increased competitive pricing pressures and limited product discounts, in part related to the introduction of and transition to new products. In addition, the gross margin percentage was affected by the mix of products sold and selling fewer larger line systems, which traditionally have a higher relative percentage of software content. From a product and distribution mix prospective, the gross margin was affected by higher relative net percentages of net sales recognized in the Company’s local, long distance and network services divisions and Datanet operations, which generate lower gross margins than other divisions, and lower product margins on higher net sales in our international dealer and distribution sales, offset in part by a slightly higher proportion of recurring revenues from existing customers in our direct sales offices, which typically generate higher gross margin percentages relative to net sales from new installations. Other factors affecting both the increases in costs of goods sold and reductions in overall gross margin percentage are described in greater detail in “Results of Operations” below.
     Sales of systems through our direct sales organization typically generate higher gross margins than sales through our dealers and VARs, primarily because we recognize both the wholesale and retail margins on these sales. Conversely, sales of systems through our dealers and VARs typically generate lower gross margins than sales through our direct sales organization, although direct sales typically require higher levels of selling, general and administrative expenses. In addition, our long distance services and Datanet products typically generate lower gross margins than sales of software and systems. For revenues recognized under sales-leases, we record the costs of systems installed as costs of sales. Our margins may vary from period to period depending upon the representation of various distribution channels, products and software as relative percentages of total sales. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to dealers or sales of long distance services increase as a percentage of net sales, our overall gross margin could decline.
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
     In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently lower than those experienced during the fourth and second quarters, respectively. Net sales from the first quarter of 2007 followed this historical pattern, as sales declined compared to the fourth quarter of 2006, and we do not anticipate a significant change in the historical trend, although the announcement of the Mitel merger agreement may have an impact on this historical trend in 2007.
     Cash Flows. At March 31, 2007, Inter-Tel’s cash and short-term investments totaled $203.6 million. We also maintain a $10 million unsecured, revolving line of credit with JPMorgan Chase Bank, N.A., which is available through June 30, 2007 and ordinarily used to support international letters of credit to suppliers, if necessary. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every full fiscal year from 1986 to 2006. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, and to provide adequate working capital for the foreseeable future. In addition, we believe we will be able to meet the minimum cash-on-hand requirement pursuant to the Mitel merger agreement, upon the prospective closing of the transaction. Refer to Note G of notes to the condensed consolidated financial statements and “Mitel Merger Announcement” in Risk Factors.
     Our consolidated net sales for the quarters ended March 31, 2007 and 2006 were $109.5 million and $106.9 million, respectively. The 2.4% increase in net sales in the first quarter of 2007 compared to the first quarter of 2006 was due in part to increases in revenues from our international operations, primarily our UK and SWAN operations. Sales also increased in our local, long distance resale and network services division, our DataNet division, and our direct sales offices (including lease finance revenues). These increases in net sales were offset in part by lower revenues from our dealer network and distribution channel, as well as our national, government and education accounts division. We cannot predict whether recent trends in revenue will continue in the future. In addition, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including Voice over Internet Protocol (VoIP) systems, and this uncertainty may cause some organizations to delay making investments in new systems. Accordingly, we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future.
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

     The markets we serve have been characterized by rapid technological changes and increasing customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Research and development expenses for the first quarter of 2007 were relatively flat at $8.2 million, or 7.5% of net sales, compared to $8.3 million, or 7.8% of net sales, for the first quarter of 2006. Inter-Tel’s research and development efforts over the last several years have also been focused on the development of the Inter-Tel 5000 and Inter-Tel 7000 platforms as well as enhancements to the Inter-Tel Axxess and Lake Communications platforms. We have also been dedicated to adding new features and system scalability improvements, enhancing and developing new IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing and integrating audio and web collaboration tools. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing and new technologies and products.
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
Results of Operations
     The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

NET SALES
Telecommunications systems, software and related	85.7%	86.3%
Resale of local, long distance and network services	14.3	13.7

TOTAL NET SALES	100.0	100.0

COST OF SALES
Telecommunications systems, software and related	42.0	41.6
Resale of local, long distance and network services	9.2	8.6

TOTAL COST OF SALES	51.2	50.2

GROSS PROFIT	48.8	49.8

Research and development	7.5	7.8
Selling, general and administrative	37.9	36.0
Amortization of intangibles	1.0	1.1
Proxy contest and related costs	0.4	—
Legal judgment and settlement	—	1.2

OPERATING INCOME	1.9	3.7

Interest and other, net	1.7	1.2
Foreign currency transaction gains (losses)	0.0	0.0

INCOME BEFORE INCOME TAXES	3.6	4.9

INCOME TAXES	1.2	1.9

NET INCOME	2.4%	3.0%

     Net Sales. Net sales increased 2.4%, or $2.5 million, to $109.5 million in the first quarter of 2007, from $106.9 million in the first quarter of 2006. The increase in net sales was primarily attributable to our international operations in the United Kingdom, our DataNet operations, the resale of local, long distance and network services, and our direct sales offices (including revenues from lease financing). International revenues increased by 20%, or $1.8 million, in the first quarter of 2007, compared to the corresponding period in 2006, primarily attributable to the increasing success of our products in the United Kingdom (54.8%), whereas sales from our Irish subsidiary were relatively flat. Sales from our DataNet division, which sells networking products through our direct sales offices, national, government and education accounts division and dealer channel, increased 31.6%, or $1.2 million, in the first quarter of 2007, compared to the corresponding period in 2006. Sales from our direct sales offices (including revenues from lease financing), increased 2.2%, or $1.1 million, in the first quarter of 2007 compared to the corresponding period in 2006. Sales attributable to our dealer network decreased by 9.4%, or $2.1 million, in the first quarter of 2007, compared to the corresponding period in 2006. Sales from our national, government and educational accounts division decreased 6.8%, or $0.4 million, in the first quarter of 2007 compared to the corresponding period in 2006.
     Sales from local and long distance and network services (NSG), which includes Inter-Tel NetSolutions (NetSolutions) and Network Services Agency (NSA), increased by 6.3% or $0.9 million in the first quarter of 2007, compared to the corresponding period in 2006. Sales from NetSolutions increased 6.9%, or $0.9 million, in the first quarter of 2007 compared to the corresponding period in 2006. This continued an upward trend of NetSolutions sales despite pricing pressures and significant competition. Sales from NSA, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s (Regional Bell Operating Companies) and CLEC’s (Competitive Local Exchange Carriers), did not change significantly in the first quarter of 2007 compared to the corresponding period in 2006.
     Gross Profit. Gross profit for the first quarter of 2007 increased 0.2% to $53.4 million, or 48.8% of net sales, from $53.3 million, or 49.8% of net sales, in the first quarter of 2006. The increase in gross profit dollars was primarily due to a higher volume of net sales. However, the decline in gross margin percentage in the fist quarter of 2007 was principally due to the product, services and distribution channel mix. From a product and distribution mix prospective, the gross margin was affected by higher relative percentages of net sales recognized in international dealer sales, Datanet operations, and the Company’s local, long distance and network services divisions, which generate lower gross margins than other divisions. The decline in gross margin percentage is also attributable in part to increased competition and pricing pressure, and our transition to new products. In addition, the gross margin percentage was also affected by sales of fewer larger line systems, which traditionally have a higher relative percentage of software content. These reductions were offset in part by a slight increase in sales in our direct sales offices (including revenues from lease financing) and a higher proportion of recurring revenues from existing customers in our direct sales offices, which typically generate higher gross margin percentages relative to net sales from new installations.
     During the first quarter of 2007, recurring revenues from existing customers in our direct sales, DataNet and national, government and education accounts channels increased $1.3 million, or 4.4%, compared to the first quarter of 2006. Also, as a percentage of net sales, recurring revenues increased slightly in these channels, primarily due to an increase in revenues from our direct sales offices. Historically, existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations.
     Sales from NSG, which includes Inter-Tel NetSolutions (NetSolutions) and Network Services Agency (NSA), increased by 6.3%%, or $0.9 million, in the first quarter of 2007 as compared to the first quarter of 2006. Although gross margins are generally lower in our long distance division compared to our consolidated gross margins, our gross margins on commissions on network services through NSA generally exceed our consolidated gross margins. Sales from NetSolutions increased 6.9%, or $0.9 million, in the first quarter of 2007 compared to the corresponding period in 2006 despite pricing pressure and significant competition. Sales from NSA did not change significantly in the first quarter of 2007 compared to the corresponding period in 2006. This division generally receives commissions on network services we sell as an agent for RBOCs and these sales carry little to no equipment cost and generated margins of approximately 89.9% in the first quarter of 2007 compared to 89.3% in the corresponding period in 2006.
     We cannot accurately predict future consolidated gross margins because of period-to-period variations in a number of factors, including among others, competitive pricing pressures, sales of systems, software and services through different distribution channels, supplier and agency agreements, and the mix of systems, software and services we sell. In the event that sales through our direct sales offices increase as a percentage of net sales, our overall gross margin could improve. Conversely, in the event net sales to domestic and international dealers, or sales of DataNet or long distance services increase as a percentage of net sales, our overall gross margin could decline.
     Research and Development. Research and development expenses for the first quarter of 2007 were relatively flat at $8.2 million, or 7.5% of net sales, a decrease of 0.8% compared to $8.3 million, or 7.8% of net sales, for the first quarter of 2006. FAS 123R expensing of stock options and ESPP shares totaling $0.3 million was similar to the first quarter of last year. In the quarter ended March 31, 2007, research and development expenses were directed principally toward the continued development of converged systems and software, including the Inter-Tel 5000 and Inter-Tel 7000 software and systems, contact center, presence and collaboration applications, and IP endpoint development. Inter-Tel’s research and development efforts over the last several years have also been focused on the development of the Inter-Tel 5000 and Inter-Tel 7000 platforms as well as enhancements to the Inter-Tel Axxess and Lake Communications platforms. We have also been dedicated to adding new features and system scalability improvements, enhancing and developing new IP convergence applications and IP endpoints, developing Unified Communications applications, developing presence management applications, and developing and integrating audio and web collaboration tools. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing and new technologies and products.
     Selling, general and administrative (SG&A). In the first quarter of 2007, selling, general and administrative expenses increased 7.6% to $41.5 million, or 37.9% of net sales, from $38.5 million, or 36.0% of net sales, in the first quarter of 2006. Each period includes the impact of FAS 123R expenses, including $0.7 million during the first quarter of 2007 and 2006. The increase in absolute dollars was primarily attributable to an accrual for estimated regulatory taxes and fees, plus additional costs incurred due to an increase in consolidated net sales. We incurred additional benefits costs, due to higher health and medical costs, and an increase in employment taxes due to payments in the first quarter of 2007 of profit sharing and other incentive plans. We also incurred increased bad debt expenses and higher legal and professional fees. These increases were offset in part by a decrease in bonus and commission expenses and slightly lower depreciation expenses. We expect that for the foreseeable future selling, general and administrative expenses may increase sequentially in absolute dollars, assuming we increase net sales and continue to enhance existing and develop new technologies and products. These expenses may vary, however, as a percentage of net sales.
     Amortization of purchased intangible assets. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of March 31, 2007, no impairment of goodwill has been recognized for 2007. We face the risk that future goodwill impairment tests may result in charges to earnings.
     Amortization of purchased intangible assets included in operating expenses was $1.1 million in the first quarter of 2007 and in the first quarter of 2006. In addition, $16,000 of amortization was included in research and development expenses for the first quarter of 2007 compared to $5,000 in the first quarter of 2006. The increase in the amortization of purchased intangible assets that was included in research and development for the first quarter 2007 was primarily related to the addition of a new patent. For additional information regarding purchased intangible assets, see Note C “Acquisitions and Intangible Assets” to the Condensed Consolidated Financial Statements.

     Interest and Other Income. Interest and other income in 2007 and 2006 consisted primarily of interest income and foreign currency transaction gains or losses. The increase in interest and other, net of $563,000 in the first quarter of 2007 compared to the corresponding period in 2006 was primarily due to higher interest rates and levels of invested funds. Net foreign currency transaction gains in the first three months of 2007 were $18,000 compared to losses of $4,000 in the first three months of 2006.
     Income Taxes. The Company’s effective tax rate for the first quarter of 2007 was 33.5% compared to 39.2% for the first quarter of 2006. The decrease in rate was primarily attributable to the increase in tax-exempt interest income and the reenactment of the research and development tax credit during the second half of 2006. The 2007 projected annual effective tax rate of 33.5% is subject to change based on the projected results of operations and a number of other factors, such as tax-exempt interest discussed above.
     Net Income. Net income for the first quarter of 2007 was $2.6 million ($0.10 per diluted share), a decrease of 17.9% compared to net income of $3.2 million ($0.12 per diluted share) in the first quarter of 2006.
     The decrease in net income was primarily due to a $1.8 million accrual for certain estimated regulatory taxes and fees. We also incurred additional payroll taxes and an increase in health and medical benefit expenses. The increase in these expenses was offset in part by an increase in net sales and operating profit on the increased sales, as well as the decrease in the effective tax rate in the first quarter of 2007 compared to the first quarter of 2006.
Inflation/Currency Fluctuation
     Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. However, during 2006 and 2007 international activities have increased as a percentage of our total business. The expansion of international operations in the United Kingdom and Europe and increased sales in Ireland, Europe and Australia as a result of the 2005 Lake acquisition resulted in increased international sales to 10.1% of total consolidated revenues in the first quarter of 2007. In addition, international procurement agreements for purchases of inventory to supply our U.S. operations have traditionally been denominated in U.S. currency and a significant amount of contract manufacturing has been or may be moved to alternative sources. However, we invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Although currency rate changes have not historically had a material impact on Inter-Tel’s operations, the increase in the above activities may impact our operating results and financial statements in the future.
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Net cash (used in) provided by operating activities	$(1,796)	$9,850
Net cash provided by investing activities	8,945	1,558
Net cash used in financing activities	(105)	(395)
Effect of exchange rate changes	577	412

Increase in cash and equivalents	7,621	11,425
Cash and equivalents at beginning of period	141,899	103,774

Cash and equivalents at end of period	$149,520	$115,199

     At March 31, 2007, cash and equivalents ($149.5 million) and short-term investments ($54.1 million) totaled $203.6 million, which represented a decrease of approximately $2.7 million from the $206.3 million total at December 31, 2006. We maintain a $10 million unsecured, revolving line of credit that is available through June 30, 2007. Under the credit facility, we have the option to borrow at a prime rate or adjusted LIBOR interest rate. Historically, we have used the credit facility primarily to support international letters of credit to suppliers. As of March 31, 2007, none of the credit line was used. The remaining cash balances may be used for acquisitions, strategic alliances, working capital, dividends, and general corporate purposes.
     Net cash used in operating activities totaled $1.8 million for the three months ended March 31, 2007, compared to $9.9 million provided by operating activities for the corresponding period in 2006. Cash used in operating activities in the first three months of 2007 was primarily the result of a $7.5 million change in operating assets and liabilities (including an extra lease funding payment resulting from year end timing of $8.6 million), and reduced net deferred taxes of $10.6 million which was partially offset by a $7.9 million increase in other liabilities, cash from profitable operations, adding back non-cash items such as depreciation, amortization, and provisions for losses. Cash provided by the change in operating assets and liabilities totaled $2.2 million in the first three months of 2006 primarily due to reduced net investment in sales-leases, partially offset by increased receivables, inventory and accrued expenses. We expect to expand sales through our direct sales offices and dealer networks, which may require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.
     Net cash provided by investing activities totaled $8.9 million for the quarter ended March 31, 2007, compared to cash provided by investing activities of $1.6 million for the quarter ended March 31, 2006. The change from 2006 to 2007 was primarily a result of the purchase of fewer short-term investments in the first quarter of 2007. Cash generated by the net increase resulting from $20.1 million in maturities and sales of available for sale and held-to-maturity investments compared to purchases of $9.8 million in the first three months of 2007, was further offset by cash used for capital expenditures totaling $1.4 million in the first three months of 2007 compared to $1.0 million for the corresponding period in 2006. Cash generated from maturities and sales of available for sale and held-to-maturity investments totaled $19.3 million in the first three months of 2006, offset by cash used to purchase available for sale and held-to-maturity investments totaling $16.7 million.
     Net cash used in financing activities totaled $0.1million for the quarter ended March 31, 2007, compared to cash used in financing activities of $0.4 million for the corresponding period in 2006. Net cash used for cash dividends totaled $2.2 million in the first quarter of 2007 compared to $2.1 million for the same period for 2006. Net cash provided by proceeds from the exercise of stock options totaled $1.7 million in the first quarter of 2007 compared to $1.3 million in the same period for 2006. During the first quarter of 2007 and 2006, we reissued treasury shares through stock option exercises and issuances, with the proceeds received totaling less than the cost basis of the treasury stock reissued. Accordingly, the differences were recorded as reductions to retained earnings of $0.2 million and $0.8 million in 2007 and 2006, respectively.
     We offer to our customers lease financing and other services, including our TotalSolutionSM program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolutionSM program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $272.2 million and $273.7 million remained unbilled at March 31, 2007 and December 31, 2006, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the TotalSolutionSM program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.
     We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, and to provide adequate working capital for the foreseeable future. In addition, we believe we will be able to meet the minimum cash-on-hand requirement pursuant to the Mitel merger agreement, upon the prospective closing of the transaction. Refer to Note G of notes to the condensed consolidated financial statements and “Mitel Merger Announcement” in Risk Factors. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.

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
     Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, decreased from 5.7% at December 31, 2006 to 5.6% at March 31, 2007, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.
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
     As of March 31, 2007, Inter-Tel had gross goodwill of $47.9 million and accumulated amortization of $5.0 million. Inter-Tel did not complete any acquisitions through March 31, 2007. The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have occurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2006 and determined that goodwill was not impaired and as of that date it was not necessary to record any impairment losses related to goodwill. At March 31, 2007 and December 31, 2006, $40.8 million, of the Company’s goodwill, net of amortization, related to the Company’s principal segment and $2.1 million related to the Resale of Local, Long Distance and Network Services segment. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2006, the Company primarily considered the cash flows for each reporting unit in determining that no impairment has occurred. The test resulted in values that exceeded the net carrying value of each of the reporting units. Therefore, the second step for potential impairment was unnecessary.
     The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of March 31, 2007, Inter-Tel had gross purchased intangible assets of $36.7 million and accumulated amortization of $18.3 million.
     At March 31, 2007 and December 31, 2006, goodwill, net of accumulated amortization, totaled $42.9 million. Other acquisition-related intangibles, net of accumulated amortization, totaled $18.4 million at March 31, 2007 and $19.6 million at December 31, 2006. Accumulated amortization through March 31, 2007 was $23.3 million, including $5.0 million of accumulated amortization attributable to goodwill and $18.3 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2006 was $22.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $17.1 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At March 31, 2007, our allowance for doubtful accounts for accounts receivable was $6.4 million. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at March 31, 2007, management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.
     In March 2006, certain prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial resolved in 2006. The Company is in the process of conducting discovery and evaluating the complaint.
     On June 16, 2006, a stockholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court (the “Delaware action”). The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Company is in the process of evaluating and conducting discovery in the Delaware class action suit. On June 16 and June 20, 2006, respectively, two additional stockholder class actions against the Company and each of its Board members were filed in Arizona state court. The Arizona actions claimed breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims were both dismissed by the Plaintiffs in the fourth fiscal quarter 2006. The same Plaintiffs have refiled lawsuits in Arizona Superior Court on or about April 30, 2007 with similar claims. The Company will obtain counsel, investigate the claims, and defend appropriately.
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
     In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission (the “FCC”) that the Technologies subsidiary was temporarily suspended from participation in the e-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the e-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon the Technologies subsidiary a debarment from the e-Rate program of one (1) year from June 30, 2006. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Inter-Tel Technologies’ participation in the e-Rate program.

     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. We took appropriate corrective measures with respect to these potential variances at the time and continue to review our compliance. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through March 31, 2007. Our estimate at March 31, 2007 remains the same as the total identified as of the end of the second quarter of 2005. Our current contract with the GSA expires in June 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.
     Our NetSolutions subsidiary pays various federal, state and local taxes and regulatory fees in numerous jurisdictions throughout the United States. There is often uncertainty and complexity regarding the tax and regulatory treatment of NetSolutions’ services and, consequently, uncertainty about what fees and taxes are due from NetSolutions or its customers and what amounts may ultimately be payable to the various jurisdictions. The Company accrues estimates for these potential regulatory fees and taxes in the normal course of business. In the first quarter of 2007, NetSolutions changed billing platforms and determined that additional potential regulatory fees and taxes were probable of being paid in excess of prior accruals. As a result, the Company increased its accrued liabilities for such regulatory fees and taxes by $1.8 million as of March 31, 2007
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The Company also maintains short-term investments. Those investments, which are classified as available for sale, have been recorded at fair value, which approximates cost. Short-term investments at March 31, 2007 include auction rate certificates, auction rate preferred securities, municipal preferred securities, mutual funds and commercial paper. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 7 to 35 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to thirty-four (34) years. The investment instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of the majority of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.
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
Risks Related to Our Business
Our operating results have historically depended on a number of factors, and these factors may cause our operating results to fluctuate in the future.
     Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:
•	public announcements, including the announcement of the Mitel merger (refer to “Mitel Merger Announcement” below);

•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products and services sold and the mix of new and recurring customers;

•	the mix of distribution channels;

•	general economic conditions, including interest rates and the condition of the markets our business addresses;

•	patterns of capital spending by customers and the relative size of our customers, in particular at times when we are introducing new systems and software targeted to and designed for larger customers;

•	the timing of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effects of acquisitions;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact of the e-Rate settlement, the one year debarment by the FCC of Inter-Tel Technologies from e-Rate opportunities, and expected fines and penalties associated with our former GSA variances and noncompliance, which could affect both our government business and our commercial business;

•	the impact of settlements, continuing litigation, proceedings and other contingencies, which could affect our business;

•	the impact of costs and uncertainties resulting from stockholder actions, including actual or potential proxy contests or acquisition proposals;

•	fluctuations in interests rates, and the timing and volume of sales of leases to third party funding sources;

•	the potential impact of accounting pronouncements, such as FIN 48 or FAS 123R;

•	compliance with federal and state regulatory filings, including timely collection and remittance of appropriate taxes and fees on such filings;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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
     Our expense levels are based in part on expectations of future sales and, if sales levels do not meet expectations, our operating results could be harmed. In addition, because sales of business communications systems through our dealers, including dealers from our Lake operations, typically produce lower gross margins than sales through our direct sales organization, operating results have varied, and will continue to vary based upon the mix of sales through direct and indirect channels. In addition, in the recent past we have derived a significant part of our revenue from recurring revenue streams, which typically produce higher gross margins. If we do not maintain recurring revenue streams at current or historic levels, our operating results would suffer unless we significantly increased sales to new customers. Moreover, particularly in an environment of fluctuating interest rates, the timing, volume and profitability of lease resales from quarter to quarter could impact operating results. Management has historically sold these rental streams at least once per quarter. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. Management has typically held these customer lease renewals on the balance sheet, although the Company could elect to sell these renewals to a third-party financial institution.
     In addition, while introducing new systems and software designed for larger customers, demand for these systems and our ability to sell to larger customers may vary based on the success of the product roll-out, our ability to successfully market and sell the products to larger customers, and the extended sales process typically experienced for sales to larger customers. Long distance, DataNet, national, government and education accounts, and our third-party product sales, which typically carry lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales, although gross margins may fluctuate in these divisions from period to period. In addition, regulatory and other filing requirements can and have caused additional costs associated with local, long distance and network operations business. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales or if gross margins from this division decline. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter, and net sales for the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.
Mitel Merger Announcement. The announcement of, and/or the failure to complete, the proposed merger with Mitel Networks Corporation (“Mitel”) could negatively affect the market price of Inter-Tel securities, as well as adversely affect its business.
     On April 26, 2007, the Company and Mitel announced that they had entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which a wholly owned subsidiary of Mitel will be merged with Inter-Tel (the “Merger”) and Inter-Tel will become a wholly owned subsidiary of Mitel. At the effective time of the Merger, each share of Inter-Tel common stock will be converted into the right to receive $25.60 per share in cash. The Merger is subject to the satisfaction or waiver of a number of closing conditions, including:
•	the receipt of the necessary approval of the Merger Agreement by Inter-Tel stockholders;

•	the receipt of antitrust, other governmental and regulatory approvals in a timely manner or at all;

•	the absence of a material adverse effect on the Company; and

•	the satisfaction or waiver of other closing conditions as identified in the Merger Agreement.
     In addition, Mitel will need to obtain financing to consummate the Merger and such financing may become unavailable, although Mitel did obtain debt and equity financing commitments prior to signing the Merger Agreement.
     As a result of the announcement of the Merger Agreement and the potential Merger, our business may be adversely impacted due to the disruption of our relationships with customers, suppliers and employees and the diversion of management’s attention from the Company’s day to day business operations, which may have a material and adverse impact on our business.
     If the Merger is not consummated for any reason, the Company will be subject to a number of material risks, including:
•	The obligation to pay a termination fee to Mitel of $20 million if the Merger Agreement is terminated under certain circumstances (although this risk could be mitigated in the event of payment due to Inter-Tel as a result of acceptance of a transaction that is considered by our board of directors to be more favorable to our stockholders than the proposed Merger);

•	The obligation to reimburse Mitel for up to $6 million in transaction expenses under certain circumstances relating to the failure of our stockholders to adopt the Merger Agreement, although the Merger Agreement specifies that the $20 million termination fee discussed above would be reduced for any amounts paid to Mitel in satisfaction of such reimbursement obligation;

•	The market price of Inter-Tel common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed; and

•	The costs relating to the Merger, including legal and accounting fees and a portion of the investment banking fees or expenses, must be paid even if the Merger is not completed.
     Other important factors that might affect actual results, performance or achievements include, among other things, timely and successful hiring or retention of employees; the ability to retain existing dealers and customers; market acceptance of new and existing Inter-Tel products, software and services; evolution in customer demand for Inter-Tel’s or Mitel’s products and services; fluctuations and seasonality in quarterly results; uncertainty of future operating results; availability of inventory from vendors and suppliers in part due to reactions of such vendors or suppliers to the Merger Agreement announcement; industry, competitive and technological changes and reactions by competitors to the Merger Agreement announcement; the composition, product and channel mixes, timing and size of orders from and shipments to major customers; price and product competition; international sales and operations, in particular in foreign markets where Inter-Tel and Mitel compete; protection of intellectual property; dependence on licensed technology and new product development; risk of product defects; product liability claims and issues; expansion or contraction of indirect channels; management of growth or lack thereof; consolidation in Inter-Tel’s industry sectors; general market trends or economic changes; and the impact of recently enacted or proposed regulations.
     To the extent the Merger is completed, Inter-Tel will become a wholly owned subsidiary of Mitel and will no longer be a stand-alone public company. Refer to “Business acquisitions, business ventures, and/or dispositions entail numerous risks and may disrupt our business, dilute stockholder value and distract management attention” below for additional related risks.

Business acquisitions, business ventures, and/or dispositions entail numerous risks and may disrupt our business, dilute stockholder value and distract management attention.
     Refer to the Mitel discussion in Note G and the risk factor noted above. However, as part of our business strategy, we consider acquisitions, dispositions and business ventures of, or significant investments in, businesses that offer products, services and technologies, primarily complementary to ours. Such acquisitions, dispositions or business ventures could materially adversely affect our operating results and/or the price of our common stock. Acquisitions, dispositions and business ventures also entail numerous risks, some of which we have experienced and may continue to experience, including, but not limited to those indicated below:
•	unanticipated costs and liabilities;

•	difficulty of assimilating or transitioning the operations, products and personnel of the acquired business or business ventures;

•	difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;

•	difficulties in maintaining customer relationships;

•	difficulties in servicing and maintaining acquired products, in particular where a substantial portion of the target’s sales were derived from our competitor’s products and services;

•	difficulty of assimilating the vendors and independent contractors of the acquired business or business venture;

•	the diversion of management’s attention from the core business;

•	inability to maintain uniform standards, controls, policies and procedures;

•	potential disagreements and impact on the ongoing acquired operations related to the computation of earn-outs associated with post-acquisition results;

•	impairment of relationships or risk of loss of acquired employees and customers occurring as a result of integration of the acquired business; and

•	difficulties with each of the above noted items during the period between announcement and closing of a prospective transaction, in particular the recent Mitel announcement.
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
     Finally, as part of our fiduciary responsibilities, we consider dispositions, including divisions and/or subsidiaries, from our core businesses, and have recently announced the Mitel acquisition on April 26, 2007. Such dispositions entail numerous risks including, but not limited to, costs noted above, other unanticipated costs or liabilities, the diversion of management’s attention from our business, risk of loss of affected employees and/or customers resulting from the disposition, inadequacy of sales proceeds and any adverse affect of accounting treatment. Any of such factors could cause a material adverse affect on operations.
Our market is subject to rapid technological change and to compete successfully, we must continually introduce new and enhanced products and services that achieve broad market acceptance.
     The market for our products and services is characterized by rapid technological change, evolving industry standards and vigorous customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications products, related software and customer services, and develop new technologies and applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance and on a timely basis, or if we do not adapt our existing products and services to customer demands or evolving industry standards, our business could be significantly harmed. Problems and delays associated with new product development have in the past contributed to lost sales. In particular, we believe that the delayed roll-out of the Inter-Tel 5000 and 7000 Network Communication Platforms contributed to lost sales during the past two years. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete. This could lead to write-downs of inventory that could be material to our results of operations.
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
Our future success largely depends on increased commercial acceptance of our Inter-Tel 5000 series and Inter-Tel 7000 Network Communications Solutions, the Lake OfficeLink product (branded EncoreCX® in North America), the Lake Sigma product (branded Embarq Connection CentralTM in North America), speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, multi-protocol SIP endpoints, and related computer-telephony products, as well as continued acceptance of our Axxess® systems and software.
     Over the past few years, we have introduced a number of new products and platforms, including: Inter-Tel Audio and Web Conferencing, a SIP-based web and audio conferencing application; Inter-Tel Web Conferencing and Remote support (collaboration) solutions; the Inter-Tel 5000 Network Communications Platform and updates; the Inter-Tel 7000; enhanced convergence features on the Axxess system; the Lake Sigma product; the advanced router module for the Lake OfficeLink product; significant enhancements to our Call and Contact Center Suite of applications; integrated web collaboration and video conferencing capabilities into our Unified Communicator® application, and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, including the Inter-Tel 5000 series and Inter-Tel 7000 Network Communications products, the Unified Communicator® products, Contact Center Suite ACD products, web and audio conferencing collaboration technology, the Lake Communications converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms as well as the continued acceptance of the Axxess systems and software. We cannot assure you that these products or platforms will achieve broad commercial acceptance in the future and if they fail to achieve broad commercial acceptance our operating results could be materially adversely affected.
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
Our founder and former Chief Executive Officer controls approximately 19.2% of the outstanding shares of our Common Stock, may be able to exert significant influence over the Company and has signaled his willingness to engage with the Company with respect to significant matters.
     As of March 31, 2007, Steven G. Mihaylo, a stockholder and member of Inter-Tel’s Board of Directors, beneficially owned approximately 19.2% of the existing outstanding shares of the Common Stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring stockholder approval. In addition, the concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of Inter-Tel. As previously reported, Mr. Mihaylo took various business and legal actions against Inter-Tel during 2006. In addition, on March 2, 2007 Mr. Mihaylo submitted a notice to the Company disclosing his intention to nominate up to five (5) individuals for election to Inter-Tel’s Board of Directors, including incumbent directors Mr. Mihaylo, Dr. Puri and Mr. Urish, at the Company’s 2007 Annual Meeting of stockholders. On March 2, 2007, Mr. Mihaylo also submitted a notice to the Company disclosing his intention to submit seven (7) proposals to a vote of the Company’s shareholders at the Company’s 2007 Annual Meeting. On March 6, 2007, Mr. Mihaylo filed a Form 13D with the SEC, disclosing his intention to propose for election five (5) individuals to serve on Inter-Tel’s Board of Directors, as well as his intention to submit seven (7) nonbinding proposals to a stockholder vote at the 2007 Annual Meeting of Stockholders.
     Mr. Mihaylo’s 2006 actions and recent 2007 actions as described above are a factor having caused the Company to incur significant legal and other advisory expenses and the 2006 actions and Company responses to such actions have subjected the Company and its Board of Directors to stockholder class action litigation. Such actions, or any other future actions that Mr. Mihaylo may take or that the Company may take in response to Mr. Mihaylo’s actions may further divert the attention of our Board of Directors and management from the conduct of the Company’s business and enhancing stockholder value, may force the Company into another costly and divisive proxy contest that could be highly disruptive, may cause competitors to negatively use his filings against us in sales proposals, may cause employees to seek other employment outside the Company, may cause current customers to look for alternative vendors, may disrupt any strategic initiatives or transactions in which the Company is involved, may expose the Company to additional litigation, and may cause us to incur additional significant legal, advisory and other expenses. Accordingly, the continuation of Mr. Mihaylo’s activities could cause a material adverse affect on the operations of the core business.
We may not be able to adequately protect our proprietary technology and may be infringing upon third-party intellectual property rights.
     Our success depends upon the protection of our proprietary technology. As of March 31, 2007, we held 44 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. We also have 25 pending U.S. patent applications and several pending foreign patent applications. We further rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.
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
Our reliance on a limited number of suppliers for key components and our dependence on contract manufacturers could impair our ability to manufacture and deliver our products and services in a timely and cost-effective manner
     We currently obtain certain key components for our communication platforms, including certain microprocessors, integrated circuits, power supplies, voice processing interface cards, servers and IP telephony cards, from a limited number of suppliers and manufacturers. Our reliance on these limited suppliers and contract manufacturers involves risks and uncertainties, including the possibility of a shortage or delivery delay for some key components, quality assurance and costs. We currently manufacture our products, including products manufactured for Lake, through third-party subcontractors located in the United States, Mexico, Malaysia, the People’s Republic of China and the United Kingdom. Jabil Circuit, Inc. currently manufactures a significant portion of our products at its Tempe, Arizona and Chihuahua, Mexico facilities, including substantially all of the printed circuit boards used in the Axxess systems and Inter-Tel 5000 series systems. The 7000 Network Communications Product uses commercial grade server platforms specifically branded for Inter-Tel and sourced in Phoenix, Arizona. Foreign manufacturing facilities are subject to changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond our control. We have experienced occasional delays in the supply of components and finished goods that have harmed our business. If inventory levels are not adequately maintained and managed we are at risk of not having the appropriate inventory quantities on hand to meet sales demand. We may experience similar delays in the future.
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
     In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission (the “FCC”) that the Technologies subsidiary was temporarily suspended from participation in the e-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the e-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon the Technologies subsidiary a debarment from the e-Rate program of one (1) year from June 30, 2006. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Inter-Tel Technologies’ participation in the e-Rate program.
     The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.
     During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. We took appropriate corrective measures with respect to these potential variances at the time and continue to review our compliance. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through March 31, 2007. Our estimate at March 31, 2007 remains the same as the total identified as of the end of the second quarter of 2005. Our current contract with the GSA expires in June 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.
     Our NetSolutions subsidiary pays various federal, state and local taxes and regulatory fees in numerous jurisdictions throughout the United States. There is often uncertainty and complexity regarding the tax and regulatory treatment of NetSolutions’ services and, consequently, uncertainty about what fees and taxes are due from NetSolutions or its customers and what amounts may ultimately be payable to the various jurisdictions. The Company accrues estimates for these potential regulatory fees and taxes in the normal course of business. In the first quarter of 2007, NetSolutions changed billing platforms and determined that additional potential regulatory fees and taxes were probable of being paid in excess of prior accruals. As a result, the Company increased its accrued liabilities for such regulatory fees and taxes by $1.8 million as of March 31, 2007.
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
     In the first quarter of 2006, the Company settled a legal matter in connection with a longstanding dispute with a former international dealer that existed as of December 31, 2005. The Company recorded an accrual for the settlement amount and related fourth quarter legal fees as of December 31, 2005. The settlement plus related fourth quarter legal fees totaled $1.6 million. Additional legal fees totaling approximately $1.3 million were recorded as period costs during the first quarter of 2006 relating to this matter.
     On June 16, 2006, a stockholder class action suit was brought against Inter-Tel and selected Board members in Delaware state court (the “Delaware action”). The Delaware action, as amended July 14, 2006, raises claims related to the reincorporation filing by Inter-Tel in Delaware and primarily seeks injunctive relief. The Company is in the process of evaluating and conducting discovery in the Delaware class action suit. On June 16 and June 20, 2006, respectively, two additional stockholder class actions against the Company and each of its Board members were filed in Arizona state court. The Arizona actions claimed breach of fiduciary duty related to the 13D filings by the Company’s former CEO. The Arizona claims were both dismissed by the Plaintiffs in the fourth fiscal quarter 2006. The same Plaintiffs have refiled lawsuits in Arizona Superior Court on or about April 30, 2007 with similar claims. The Company will obtain counsel, investigate the claims, and defend appropriately.

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
     We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. Acquiring or maintaining the continued service of key personnel may be particularly difficult due to the uncertainty created by Mr. Mihaylo’s proxy initiatives. Moreover, our operating results could be impaired if we lose a substantial number of key employees in response to the recent Mitel merger announcement, as well as employees from recent acquisitions, including personnel from acquisitions identified in Note C to the Consolidated Financial Statements. We cannot assure you we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.
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
     The ability to operate our business in an evolving market requires an effective planning and management process. Our efforts to achieve growth in our business have placed, and are expected to continue to place, a significant strain on our personnel, management information systems, infrastructure and other resources. In addition, our ability to manage any potential future growth effectively will require us to successfully attract, train, motivate and manage new employees, to integrate new employees into our overall operations and to continue to improve our operational, financial and management controls and procedures. Furthermore, we expect we will be required to manage an increasing number of relationships with suppliers, manufacturers, customers and other third parties. If we are unable to implement adequate controls or integrate new employees into our business in an efficient and timely manner, and manage our business during the period between the Mitel merger announcement and prospective closing of the transaction, our operations could be adversely affected and our growth could be impaired.
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
     The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•	reactions of investors, competitors, customers or suppliers to the Mitel merger announcement;

•	reactions of investors, competitors, customers or suppliers to the threatened 2007 proxy contest initiated by Mr. Mihaylo, including the non-binding proposals submitted by Mr. Mihaylo;

•	announcements of developments relating to our business;

•	investors’ reactions to actions of large stockholders;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or stock transactions by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations or alternatively, results that exceed such expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors, including product delays;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition or disposition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	the impact on our business of the e-Rate settlement, the one year debarment of Technologies from the e-Rate program, and expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.
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

Changes in stock option and equity award accounting rules have adversely impacted our reported operating results prepared in accordance with generally accepted accounting principles, and may affect our stock price and our competitiveness in the employee marketplace.
     Technology companies like ours have a history of using broad-based employee stock option and equity award programs to hire, provide incentives for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allowed companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We previously elected to apply APB 25 and accordingly, prior to 2006, we generally did not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our Common Stock on the date of grant.
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
     Although the IP network voice communication market is reaching mainstream, it is still developing, is evolving rapidly and is characterized by an increasing number of market entrants who have introduced or developed products and services for Internet or other IP network voice communications. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of recently introduced IP network products and services are highly uncertain. We cannot assure you that IP voice networks will not change and shift as the market develops, or that the nature of the delivery mechanisms or competitive landscape will not change. Even if IP voice markets fully develop, we cannot assure that our products, including the IP telephony features of the Axxess systems, the Lake Communications products, the Inter-Tel 5000 Network Communication Solutions, the newly released Inter-Tel 7000 Network Communication Solutions, our SIP/IP endpoints and IP applications will successfully compete against other market players and attain broad market acceptance.
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
Government regulation, including regulation of our Inter-Tel NetSolutions and Network Services Agency subsidiaries, as well as third party long distance and network service entities on which we rely, may harm our business.
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
     Our NetSolutions subsidiary pays various federal, state and local taxes and regulatory fees in numerous jurisdictions throughout the United States. There is often uncertainty and complexity regarding the tax and regulatory treatment of NetSolutions’ services and, consequently, uncertainty about what fees and taxes are due from NetSolutions or its customers and what amounts may ultimately be payable to the various jurisdictions. The Company accrues estimates for these potential regulatory fees and taxes in the normal course of business. In the first quarter of 2007, NetSolutions changed billing platforms and determined that additional potential regulatory fees and taxes were probable of being paid in excess of prior accruals. As a result, the Company increased its accrued liabilities for such regulatory fees and taxes by $1.8 million as of March 31, 2007.
Consolidation within the telecommunications industry could increase competition and adversely affect our business.
     There has been a trend in the telecommunications industry toward consolidation and we expect this trend to continue as the industry evolves. As a result of this consolidation trend, new stronger companies may emerge that have improved financial resources, enhanced research and development capabilities and a larger and more diverse customer base. Refer to the Mitel Merger Announcement for additional information about a pending prospective merger transaction. The changes within the telecommunications industry may adversely affect our business, operating results and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Board Authorization to Repurchase up to $75 Million of Inter-Tel Stock. On February 15, 2005, Inter-Tel announced that its Board of Directors approved a stock repurchase program, with no stated expiration date, in which Inter-Tel may purchase up to $75 million of its Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. The Company repurchased 716,500 shares of its Common Stock pursuant to the Plan during the year ended December 31, 2005, but the Company did not repurchase shares of its Common Stock during the year ended December 31, 2006 or during the first fiscal quarter of 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
4/1/05 to 4/30/05	None	N/A	None
5/1/05 to 5/31/05	716,500	$19.228	716,500
6/1/05 to 3/31/07	None	N/A	None

Total	716,500	$19.228	716,500	$61,223,240 (1)

(1)	On February 15, 2005, the Board of Directors approved and the Company announced a plan to repurchase up to $75 million of the common stock of the Company.

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

INTER-TEL, INCORPORATED
May 10, 2007	/s/ Norman Stout
Norman Stout
Director and Chief Executive Officer

May 10, 2007	/s/ Kurt R. Kneip
Kurt R. Kneip
Sr. Vice President and Chief Financial Officer