Form 10-Q
period 2007-06-30
INTER TEL (DELAWARE), INC
filed 2007-08-08
CIK 350066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number:
June 30, 2007	0-10211

INTER-TEL (DELAWARE), INCORPORATED

Incorporated in the State of Delaware	I.R.S. No. 86-0220994

1615 S. 52nd Street

Tempe, Arizona 85281

(480) 449-8900

Title of Class	Outstanding as of June 30, 2007
Common Stock, par value $0.001	27,307,175

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes.  ☐     No.  ☒

INDEX

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$198,922	$141,899
Short-term investments	7,940	64,388

TOTAL CASH AND SHORT-TERM INVESTMENTS	206,862	206,287
Accounts receivable, net of allowances of $7,192 in 2007 and $6,319 in 2006	47,157	49,027
Inventories	24,075	25,287
Net investment in sales-leases, net of allowances of $1,123 in 2007 and $1,112 in 2006	19,774	19,617
Income taxes receivable	—	3,035
Deferred income taxes	2,037	599
Prepaid expenses and other assets	14,180	12,476

TOTAL CURRENT ASSETS	314,085	316,328
PROPERTY, PLANT & EQUIPMENT	24,171	25,858
GOODWILL	41,366	42,865
PURCHASED INTANGIBLE ASSETS	17,316	19,570
NET INVESTMENT IN SALES-LEASES, net of allowances of $1,883 in 2007 and $1,763 in 2006	33,175	31,113
OTHER ASSETS	984	1,147

TOTAL ASSETS	$431,097	$436,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,421	$34,261
Acquisition payable	—	13,000
Deferred income taxes	6,258	12,246
Other current liabilities	51,207	55,145

TOTAL CURRENT LIABILITIES	91,886	114,652
DEFERRED INCOME TAXES	42,756	47,712
LEASE RECOURSE LIABILITY	14,284	14,682
LONG TERM INCOME TAXES PAYABLE	9,374	—
OTHER LIABILITIES	6,839	7,179
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value-authorized 100,000,000 shares; issued – 27,307,175 shares at June 30, 2007 and 27,161,823 shares at December 31, 2006; outstanding – 27,307,175 at June 30, 2007 and 26,895,360 shares at December 31, 2006	27	27
Additional Paid-In Capital	131,867	127,044
Retained earnings	130,853	127,787
Accumulated other comprehensive income	3,211	2,178

	265,958	257,036
Less: Treasury stock at cost – 266,463 shares at December 31, 2006	—	(4,380)

TOTAL STOCKHOLDERS’ EQUITY	265,958	252,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$431,097	$436,881

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
NET SALES
Telecommunications systems, software and related	$98,429	$100,921	$192,295	$193,164
Resale of local, long distance and network services	15,982	15,004	31,581	29,684

TOTAL NET SALES	114,411	115,925	223,876	222,848
COST OF SALES
Telecommunications systems, software and related	48,616	49,628	94,562	94,111
Resale of local, long distance and network services	10,555	9,535	20,684	18,697

TOTAL COST OF SALES	59,171	59,163	115,246	112,808

GROSS PROFIT	55,240	56,762	108,630	110,040

Research and development	8,388	8,799	16,632	17,106
Selling, general and administrative	40,063	38,081	81,415	76,236
Amortization of purchased intangible assets	1,112	1,185	2,227	2,316
Proxy contest and related costs	3,094	2,087	3,661	2,464
Legal settlement costs	—	—	—	1,311

	52,657	50,163	103,935	99,433

OPERATING INCOME	2,583	6,599	4,695	10,607
Interest and other, net	2,027	1,528	3,849	2,787
Foreign currency transaction losses	(124)	(358)	(106)	(362)

INCOME BEFORE INCOME TAXES	4,486	7,769	8,438	13,032
INCOME TAXES	1,497	2,984	2,821	5,045

NET INCOME	$2,989	$4,785	$5,617	$7,987

NET INCOME PER SHARE - BASIC	$0.11	$0.18	$0.21	$0.30
NET INCOME PER SHARE - DILUTED	$0.11	$0.18	$0.20	$0.29

DIVIDENDS PER SHARE	—	$0.08	$0.08	$0.16

Average number of common shares outstanding - Basic	27,166	26,534	27,055	26,421

Average number of common shares outstanding - Diluted	27,910	27,227	27,762	27,103

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$5,617	$7,987
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of fixed assets	4,370	4,496
Amortization of patents included in R&D expenses	32	9
Amortization of purchased intangible assets	2,227	2,316
Provision for losses on receivables	2,363	323
Provision for losses on leases	45	1,389
Provision for inventory valuation	1,562	653
Share based compensation expense	2,014	2,135
Excess tax benefits from stock options exercised	(706)	(1,090)
Increase (decrease) in other liabilities	8,550	(1,146)
Loss (gain) on sale of property and equipment	47	(9)
Deferred income taxes	(10,789)	(555)
Changes in operating assets and liabilities	(2,700)	(3,295)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,632	13,213
INVESTING ACTIVITIES
Purchases of short-term investments	(38,993)	(38,762)
Maturities and sales of short-term investments	95,442	38,570
Additions to property, plant and equipment	(2,757)	(3,391)
Proceeds from disposal of property, plant and equipment	27	31
Cash used in acquisitions	(13,000)	(9)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	40,719	(3,561)
FINANCING ACTIVITIES
Cash dividends paid	(4,313)	(4,212)
Payments on term debt	(26)	(24)
Proceeds from Stock issued under the Employee Stock Purchase Plan	480	542
Proceeds from exercise of stock options	5,792	3,820
Excess tax benefits from stock options exercised	706	1,090

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,639	1,216

EFFECT OF EXCHANGE RATE CHANGES	1,033	1,390

INCREASE IN CASH AND EQUIVALENTS	57,023	12,258
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	141,899	103,774

CASH AND EQUIVALENTS AT END OF PERIOD	$198,922	$116,032

See accompanying notes to Condensed Consolidated Financial Statements.

INTER-TEL (DELAWARE), INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the quarter and six month periods ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform with the current period presentation.

Contingencies

We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount or range of loss. Because of the uncertainties related to both the amount or range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at June 30, 2007 management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse effect on the financial condition, cash flows and results of operations of the Company.

In March 2006, certain prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial resolved in 2006. While Inter-Tel is in the process of conducting discovery and evaluating the complaint, Inter-Tel believes that the claims are without merit and Inter-Tel intends to vigorously defend against the complaint.

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

On April 30, 2007, two shareholder class action lawsuits were filed in the Superior Court of the State of Arizona, County of Maricopa, against Inter-Tel and the Board of Directors: Joel Gerber v. Inter-Tel Incorporated, et al., Case No. CV2007-007444 (the “Gerber Action”), and Farr v. Inter-Tel, Inc., et al., Case No. CV2007-007655 (the “Farr Action”) and another was filed on May 22, 2007, Suan Investments, Inc. v. Stout, et al., Case No. CV2007-009603 (the “Suan Action”) (collectively “the Arizona Shareholder Actions.”) The actions combined allege that the Board of Directors breached their fiduciary duties of loyalty and due care in connection with the proposed merger with Mitel Networks Corporation (“Mitel”) by purportedly standing on both sides of the transaction, engaging in self-dealing, obtaining unspecified personal benefits, approving the merger without regard to the fairness of the transaction to Inter-Tel stockholders, failing to exercise independent business judgment, and imprudently accepting and relying upon advice as to the fairness of the consideration for the proposed merger with Mitel from a financial advisor with allegedly conflicted interests. The actions further allege that the proposed merger is a product of a flawed process that was not designed to ensure the sale of Inter-Tel for the highest value. The Gerber action requests an injunction prohibiting Inter-Tel from consummating the proposed merger, as well as attorneys’ fees and costs. The Farr action seeks an injunction prohibiting Inter-Tel from consummating the proposed merger with Mitel and, to the extent consummated, rescission of the proposed merger with Mitel and any of the terms of the Mitel merger agreement, as well as the imposition of a constructive trust for improper benefits allegedly received by defendants. The complaint also requests attorneys’ fees and costs. The Suan action seeks an injunction prohibiting Inter-Tel from consummating the merger, rights of rescission against the merger agreement entered into with Mitel, an accounting for plaintiff’s alleged damages, and attorneys’ fees and costs. On June 15, 2007, the Court granted the Company’s motion to stay the Arizona Shareholder Actions pending resolution of the Delaware Stockholder Action (described below), and ruled that the plaintiffs’ motions to expedite the proceedings were, accordingly, moot. The plaintiffs then sought to intervene in the Delaware Stockholder Action and on June 22, 2007, the Delaware Court of Chancery granted the plaintiffs’ motion to intervene. Inter-Tel believes that the claims are without merit and Inter-Tel intends to vigorously defend against all claims brought in the Arizona Shareholder Actions.

Inter-Tel and certain members of the Board of Directors are defendants in a stockholder class action suit filed on June 15, 2006, entitled Mercier v. Inter-Tel (Delaware), Inc., et al., No. 2226-VCS, in the Court of Chancery of the State of Delaware (“Delaware Stockholder Action”). On March 27, 2007, the plaintiff filed a Second Amended Complaint (“SAC”) and on May 25, 2007, the plaintiff filed supplement to the SAC alleging that the defendants breached their fiduciary duties because they failed to properly pursue a higher bid for sale of Inter-Tel. The proposed supplement to the SAC sought an injunction prohibiting Inter-Tel from consummating the proposed merger with Mitel and sought an order requiring the defendants to conduct an auction of Inter-Tel open to Steven G. Mihaylo, Vector Capital Corporation, and all other potentially interested bidders. It further sought an injunction against enforcement of Inter-Tel’s business combination charter amendment approved by stockholders on May 31, 2006 (“the BCCA”) or, alternatively, a declaration that Mitel is an interested stockholder under the BCCA and that the proposed merger with Mitel cannot be consummated because the required vote cannot be obtained. Finally, it sought a declaration that representations and covenants in the merger agreement with Mitel are invalid, and damages in an unspecified amount. On May 24, 2007, the plaintiff filed motions seeking a preliminary injunction and summary judgment on the claims in the SAC. On June 4, 2007, the Court denied the plaintiff’s Motion For Expedited Proceedings, which sought to set a briefing schedule for a preliminary injunction and allow discovery on an expedited basis regarding alleged failure of Inter-Tel’s Board of Directors to maximize stockholder value, among other claims. On July 12, 2007, the plaintiffs (now including the Arizona Shareholder Action plaintiffs) filed a Second Supplement to the Second Amended Complaint alleging, in addition to their prior claims, that it was improper for the stockholder meeting scheduled for June 29, 2007, to be rescheduled for August 2, 2007. On July 19, 2007, the plaintiffs filed a motion for preliminary injunction, and the parties have conducted expedited discovery. The motion seeks to enjoin the consummation of the merger on the grounds that Inter-Tel improperly rescheduled the stockholder vote. The motion is set to be heard on August 8, 2007. Inter-Tel believes that all of the plaintiffs claims in the Delaware Stockholder Action are without merit, and intends to vigorously defend against them.

On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs. Inter-Tel has incurred additional costs and suffered revenue losses, including uncompensated E-Rate work, accounts receivable forgiveness, and related attorneys’ fees and other expenses. The payments constituting the primary components of the settlement and fines were not tax deductible.

In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission (the “FCC”) that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the E-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon the Technologies subsidiary a debarment from the E-Rate program of one (1) year from June 30, 2006, and which terminated on or about June 30, 2007. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Inter-Tel Technologies’ participation in the E-Rate program.

During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. We took appropriate corrective measures with respect to these potential variances at the time and continue to review our compliance. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through June 30, 2007. Our estimate at June 30, 2007 remains the same as the total identified as of the end of the second quarter of 2005. Our current contract with the GSA expires in September 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.

Our NetSolutions subsidiary pays various federal, state and local taxes and regulatory fees in numerous jurisdictions throughout the United States. There is often uncertainty and complexity regarding the tax and regulatory treatment of NetSolutions’ services and, consequently, uncertainty about what fees and taxes are due from NetSolutions or its customers and what amounts may ultimately be payable to the various jurisdictions. The Company accrues estimates for these potential regulatory fees and taxes in the normal course of business. In the first quarter of 2007, NetSolutions changed billing platforms and determined that additional potential regulatory fees and taxes were probable of being paid in excess of prior accruals. As a result, the Company increased its accrued liabilities for such regulatory fees and taxes during the quarter ended March 31, 2007 by $1.8 million.

Inventories

We value our inventories at the lower of cost (principally on a standard cost basis, which approximates the first-in, first-out (FIFO) method) or market.

Recent Accounting Pronouncements

Uncertain Tax Positions - In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007.

As a result of the implementation of FIN 48, the Company recorded an increase in the liability for unrecognized tax benefits of $181,000, which was accounted for as a reduction to retained earnings. As of June 30, 2007, the total long-term liability for unrecognized tax benefits is $8.7 million, of which $1.3 million, if recognized, would result in a reduction of the Company’s effective tax rate. In accordance with our accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007 accrued interest and penalties totaled $1.1 million. At June 30, 2007, the accrued interest and penalties totaled approximately $1.3 million.

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

There are no uncertain tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within twelve months. In addition, there were no material changes related to unrecognized tax benefits in the second quarter of 2007.

Fair Value Option - In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” to permit entities to choose to measure many financial instruments at fair value with subsequent changes in fair value to be reported in net income for the period. This choice is made for each individual financial instrument, is irrevocable and, after implementation, must be determined when the entity first commits to or recognizes the financial instrument. Implementation is required in the first quarter of 2008 with any changes in the measurement of existing financial instruments to be reported as an adjustment to the opening balance of retained earnings. The Company is presently evaluating these new requirements to determine whether the fair value election will be used for various financial assets and liabilities at implementation or for financial assets and liabilities acquired subsequently.

Fair value measurements - In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to expand disclosures about fair value measurements and to clarify how to measure fair value by focusing on the price that would be received when selling an asset or paid to transfer a liability. Implementation is required in the first quarter of 2008 with any changes to the fair values of assets or liabilities to be reported generally in net income or, for fixed maturities and equity securities held for sale and derivatives that hedge future cash flows, in accumulated other comprehensive income (loss) for the period. The Company is presently evaluating these new requirements to determine whether any changes to the fair value measurements of its assets and liabilities will result at implementation.

NOTE B – EARNINGS PER SHARE

Diluted earnings per share assume that outstanding common shares were increased by shares issuable upon the exercise of all outstanding stock options for which the market price exceeds exercise price, less shares which could have been purchased with related proceeds, if the effect would not be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator: Net income	$2,989	$4,785	$5,617	$7,987
Denominator:
Denominator for basic earnings per share – weighted average shares	27,166	26,534	27,055	26,421
Effect of dilutive securities:
Employee and director stock options	744	693	707	682
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	27,910	27,227	27,762	27,103
Basic earnings per share	$0.11	$0.18	$0.21	$0.30
Diluted earnings per share	$0.11	$0.18	$0.20	$0.29
Options excluded from diluted net earnings per share calculations (1)	157	1,120	173	1,120

(1)	At June 30, 2007 and 2006, options to purchase shares of Inter-Tel stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective periods, and therefore the effect would have been antidilutive.

NOTE C – ACQUISITIONS AND INTANGIBLE ASSETS

Lake. On February 28, 2005, Inter-Tel Lake Ltd., a wholly owned Irish subsidiary of Inter-Tel (Delaware), Incorporated executed an agreement for the purchase of 100% of the issued share capital of Lake Communications Limited and certain affiliated entities (collectively, “Lake”) for $28.7 million (including capitalized transaction costs of $0.7 million), plus a potential earn-out to be based upon certain targets relating to operating results for Lake through the first eighteen months following the closing date of the transaction. The final earn-out amount of $13.0 million was determined and recorded in December 2006 and paid in April 2007. The transaction closed on March 4, 2005. In total, the Company has recorded $19.3 million of purchased intangible assets of which a total of $2.6 million was charged to expense in the first quarter of 2005 as in-process research and development costs with the balance being amortized over eight years. Additionally, we recorded $20.2 million of goodwill.

Lake, based in Dublin, Ireland, is a provider of converged communications products in the under 40 user market, including the Inter-Tel 3000 (formerly the Inter-Tel EncoreCX®) and the Embarq Connection Central products currently being distributed in the United States. Lake designs and develops its products for sale through a distribution network of telecom operators and distributors, including Inter-Tel in the United States. Lake out-sources its manufacturing to third-party suppliers.

Intangible Assets. The weighted-average amortization period for total purchased intangibles as of June 30, 2007 and December 31, 2006 was approximately 7.9 years and 7.8 years, respectively. The weighted-average amortization period as of June 30, 2007 and December 31, 2006 for developed technology was approximately 8.0 and 7.8 years for each period, respectively, and 7.8 years for both periods for customer lists and non-compete agreements.

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

For the three and six month periods ended June 30, 2007 and 2006, we generated income from business segments as follows:

	Three Months Ended June 30, 2007
(In thousands, except per share amounts)	Principal Segment	Resale of Local, Long Distance and Network Services	Total
Net sales	$98,429	$15,982	$114,411
Gross profit	49,813	5,427	55,240
Operating income	1,208	1,375	2,583
Interest and other, net	1,929	98	2,027
Foreign currency transaction losses	(124)	—	(124)
Income tax provision	967	530	1,497
Net income	$2,046	$943	$2,989
Net income per diluted share (1)	$.07	$.03	$.11
Weighted average diluted shares (1)	27,910	27,910	27,910
Goodwill	$39,231	$2,135	$41,366
Total assets	411,241	19,856	431,097
Depreciation and amortization	$3,325	$15	$3,340

	Three Months Ended June 30, 2006
(In thousands, except per share amounts)	Principal Segment	Resale of Local, Long Distance and Network Services	Total
Net sales	$100,921	$15,004	$115,925
Gross profit	51,293	5,469	56,762
Operating income	4,640	1,959	6,599
Interest and other, net	1,491	37	1,528
Foreign currency transaction losses	(358)	—	(358)
Income tax provision	2,025	959	2,984
Net income	$3,748	$1,037	$4,785
Net income per diluted share (1)	$0.14	$0.04	$0.18
Weighted average diluted shares (1)	27,227	27,227	27,227
Goodwill	$27,705	$2,135	$29,840
Total assets	398,772	13,843	412,615
Depreciation and amortization	$3,437	$19	$3,456

	Six Months Ended June 30, 2007
(In thousands, except per share amounts)	Principal Segment	Resale of Local, Long Distance and Network Services	Total
Net sales	$192,295	$31,581	$223,876
Gross profit	97,733	10,897	108,630
Operating income	3,426	1,269	4,695
Interest and other, net	3,682	167	3,849
Foreign currency transaction losses	(106)	—	(106)
Income tax provision	2,333	488	2,821
Net income	$4,669	$948	$5,617
Net income per diluted share (1)	$0.17	$0.03	$0.20
Weighted average diluted shares (1)	27,762	27,762	27,762
Goodwill	$39,231	$2,135	$41,366
Total assets	411,241	19,856	431,097
Depreciation and amortization	$6,596	$33	$6,629

	Six Months Ended June 30, 2006
(In thousands, except per share amounts)	Principal Segment	Resale of Local, Long Distance and Network Services	Total
Net sales	$193,164	$29,684	$222,848
Gross profit	99,053	10,987	110,040
Operating income	5,767	4,840	10,607
Interest and other, net	2,702	85	2,787
Foreign currency transaction losses	(362)	—	(362)
Income tax provision	3,042	2,003	5,045
Net income	$5,065	$2,922	$7,987
Net income per diluted share (1)	$0.18	$0.11	$0.29
Weighted average diluted shares (1)	27,103	27,103	27,103
Goodwill	$27,705	$2,135	$29,840
Total assets	398,772	13,843	412,615
Depreciation and amortization	$6,782	$39	$6,821

(1)	Options that are antidilutive because the exercise price was greater than the average market price of the common shares are not included in the computation of diluted earnings per share.

Our revenues are generated predominantly in the United States. Total revenues generated from U.S. customers totaled $101.1 million, or 88.4% of total revenues, and $103.9 million, or 89.7% of total revenues for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 2007 and 2006, revenues generated from U.S. customers totaled $199.5 million or 89.1% and $201.6 million or 90.5% of total revenues, respectively. Refer to the table below for additional geographical revenue data.

	Three Months Ended
	June 30, 2007		June 30, 2006
Source of net sales	$	%	$	%
Domestic	$101,099	88.4%	$103,941	89.7%
Lake Communications	7,462	6.5	7,242	6.2
Other International	5,850	5.1	4,742	4.1

Total net sales	$114,411	100.0%	$115,925	100.0%

	Six Months Ended
	June 30, 2007		June 30, 2006
Source of net sales	$	%	$	%
Domestic	$199,504	89.1%	$201,645	90.5%
Lake Communications	13,344	6.0	13,116	5.9
Other International	11,028	4.9	8,087	3.6

Total net sales	$223,876	100.0%	$222,848	100.0%

In the three months ended June 30 2007 and 2006, revenues from customers located internationally accounted for 11.6% and 10.3% of total revenues, respectively. In the six month periods ended June 30, of 2007 and 2006, revenues from customers located internationally accounted for 10.9% and 9.5% of total revenues, respectively. Other International revenues identified in the table above primarily consist of revenues from Inter-Tel’s UK operations, including sales from Swan Solutions. Our UK office sells predominantly into the United Kingdom and other European countries. The principal segment generated substantially all of our foreign revenues for 2007 and 2006. For the quarters ended June 30, 2007 and 2006, $2.1 million and $1.6 million, respectively of income before income taxes were generated from our foreign operations. For the six month periods ended June 30, 2007 and 2006, $3.0 million and $2.0 million, respectively of income before income taxes were generated from our foreign operations. All sales made between Inter-Tel divisions are eliminated and are not represented in the above amounts or in the Consolidated Statements of Income.

Our applicable long-lived assets at June 30, 2007, included Property, Plant & Equipment; Goodwill; and Purchased Intangible Assets. The net amount located in the United States was $48.0 million and the amount in foreign countries was $34.8 million at June 30, 2007. At December 31, 2006, the net amount located in the United States was $50.5 million and the amount in foreign countries was $37.8 million.

NOTE E – NET INVESTMENT IN SALES-LEASES

Net investment in sales-leases represents the value of sales-leases presently held under our TotalSolution® program. We currently sell the rental payments due to us from most of the sales-leases. We maintain reserves against our estimate of potential credit losses for the balance of sales-leases held and for the balance of sold rental payments remaining unbilled. The following table provides detail on the total net balances in sales-leases:

(in thousands)	June 30, 2007	December 31, 2006
Lease balances included in consolidated accounts receivable, net of allowances of $2,382 in 2007, and $1,586 in 2006	$10,116	$11,024
Net investment in Sales-Leases:
Current portion, net of allowances of $1,123 in 2007, and $1,112 in 2006	19,774	19,617
Long-term portion, includes residual amounts of $909 in 2007 and, $803 in 2006, net of allowances of $1,883 in 2007, and $1,763 in 2006	33,174	31,113

Total investment in Sales-Leases, net of allowances of $5,388 in 2007, and $4,461 in 2006	63,064	61,754
Sold rental payments remaining unbilled (subject to limited recourse provisions), net of allowances of $14,284 in 2007, and $14,682 in 2006	251,622	259,003

Total balance of sales-leases and sold rental payments remaining unbilled, net of allowances	$314,686	$320,757

Total allowances for entire lease portfolio (including limited recourse liabilities)	$19,672	$19,143

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

These reserves are either netted against consolidated accounts receivable, netted against current or long-term “investment in sales-leases” or included in long-term liabilities for sold rental payments remaining unbilled. Sales of rental payments per period are as follows:

(In thousands)	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Sales of rental payments	$42,882	$101,644
Sold payments remaining unbilled at end of period	$265,907	$273,685

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

NOTE F – STOCK BASED COMPENSATION

At June 30, 2007, the Company had four active share-based employee compensation plans. The Company’s Employee Stock Purchase Plan expired during the second quarter, after ten years in existence. Stock option awards granted from the active plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, ranging from six months to five years, and generally have a maximum term of ten years. Certain options provide for accelerated vesting if there is a change in control (as defined in the plans). When options are exercised, treasury shares, if available, are re-issued. If treasury shares have all been re-issued, as was the case during the second quarter of 2007, new shares of the Company’s common stock are issued.

The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2007, total unrecognized compensation cost related to stock option awards was approximately $8.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.8 years.

Total estimated share-based compensation expense and the effect on net income and income per share, related to all of the Company’s share-based awards, recognized for the three months and six months ended June 30, 2007 and June 30, 2006 respectively, was comprised as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$78	$50	$139	$123
Research and development	218	282	553	571
Selling, general and administrative	621	752	1,322	1,441

Share-based compensation expense before income taxes	917	1,084	2,014	2,135
Related income tax benefits	14	198	155	447

Share-based compensation expense, net of taxes	$903	$886	$1,859	$1,688

Net share-based compensation expense, per common share:
Basic	$0.03	$0.03	$0.07	$0.06
Diluted	$0.03	$0.03	$0.07	$0.06

A summary of stock options activity within the Company’s share-based compensation plans and changes for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2006	3,825,508	$18.14
Granted	594,000	$23.61
Exercised	(385,832)	$15.01
Terminated/expired	(93,741)	$19.58

Balance at June 30, 2007	3,939,935	$18.28	6.0	$22,261,000
Exercisable at June 30, 2007	2,550,020	$17.81	5.2	$15,606,000

The intrinsic value of options exercised during the six months ended June 30, 2007 was $3,905,000.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Expected dividend yield	1.34%	1.37%-1.53%
Expected stock price volatility	0.39	0.41-0.53
Risk-free interest rate	4.73%	4.76%-4.98%
Expected life of options	4 Years	3-5 Years

The expected dividend yield is based on expected annual dividends to be paid by the Company as a percentage of the market value of the Company’s stock as of the date of grant. The Company determined volatility using historical volatility. The risk-free interest rate is based on the U.S. treasury security rate in effect as of the date of grant. The expected lives of options are based on historical data of the Company, adjusted for expected future activity. The weighted average fair value of stock options granted during the six months ended June 30, 2007 and June 30, 2006 was $7.94 and $8.49, respectively.

Performance Shares

During 2006, the Company began granting performance shares. For the three months ended June 30, 2007, no performance shares were issued. For the six months ended June 30, 2007 and the year ended December 31, 2006, the Company granted performance shares of 78,750 and 80,000, respectively. Except as provided for change of control provisions, each of the performance share awards by their terms vest primarily in connection with the achievement by the Company of certain earnings per share (“EPS”) targets over the Company’s following two fiscal years ended December 31, with 50% vesting each year, only if such targets are achieved. For options granted in 2006, the EPS targets are based on fiscal 2007 and 2008 results. For options granted in 2007, the EPS targets are based on 2008 and 2009 results. In the event either year’s target is missed, the applicable shares for that year do not vest and are forfeited. The market price of the Company’s common stock on the date of grant was $23.86 for the 2007 grant and ranged from $21.23 to $23.44 for the 2006 grants. As of December 31, 2006, the Company had deemed probable the likelihood of attaining only the 2007 EPS goals (not the 2008 EPS goals) as set forth in the awards; accordingly, stock-based compensation was accrued through December 31, 2006 related to these awards. However, during the second quarter of 2007, based on revised 2007 EPS forecasts, the achievement of the performance share targets was not deemed probable, and all performance share expenses that were previously accrued were reversed. Accordingly, on a cumulative basis as of June 30, 2007, no compensation expense has been recorded related to these awards.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “Purchase Plan”), through May 30, 2007, employees were granted the right to purchase shares of Common Stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant’s entry date into each six-month offering period, or (ii) the end of each six-month offering period. Employees were allowed to designate up to 10% of their compensation for the purchase of stock. Included in the share based compensation expense for the three months ended June 30, 2007 and June 30, 2006 is $118,000 and $36,000, respectively, and included in the share based compensation expense for the six months ended June 30, 2007 and 2006, is $170,000 and $97,000 respectively, for the expense related to the Purchase Plan. The Purchase Plan expired after ten years in the normal course following the Offering Period ending in May 2007. In the event the merger with Mitel is not consummated, the Company intends to submit a proposal for a new employee stock purchase plan to the Company’s stockholders for approval at the next annual shareholders’ meeting.

NOTE G – MITEL MERGER AGREEMENT

On April 26, 2007, the Company signed a definitive merger agreement with Mitel whereby Mitel has agreed to acquire all of the outstanding capital stock of Inter-Tel for $25.60 per share in cash, representing a total purchase price of approximately $723 million. The boards of directors of both companies have approved the transaction and Inter-Tel stockholders approved the transaction at a Special Stockholder meeting on August 2, 2007, which was one of the required closing conditions. However, the merger is also subject to (1) other customary closing conditions, including regulatory approvals, and (2) a hearing scheduled for August 8, 2007 in the Delaware Chancery Court to rule on a request by a third-party plaintiff for an injunction prohibiting the merger. The transaction is expected to close in the third quarter of 2007. However, as of the date hereof, the merger has not been consummated and there is no guarantee the merger will be consummated in the third quarter of 2007 or otherwise.

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

•

Lake Communications converged voice and data business communication systems, including those sold in the US under the Inter-Tel 3000 (formerly the Inter-Tel EncoreCX®) and the Embarq Connection Central brands;

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

We have developed a distribution network of direct sales offices, dealers and value added resellers (VARs), which sell our products to organizations throughout the United States and internationally, primarily targeting small-to-medium enterprises, service organizations and governmental agencies. As of June 30, 2007, we had fifty-seven (57) direct sales offices in the United States and a network of hundreds of dealers and VARs primarily in the United States that purchase directly from us or through distributors. Our sales office in Phoenix is the primary location for our national, government and education accounts division, as well as our local, long distance and network services divisions. Our wholesale distribution center is located in Tempe, Arizona, which is the primary location from which we distribute products to our network of direct sales offices, dealers and VARs in North America. In February 2006, we made a strategic change relative to our sales channels. Prior to 2006, the retail and wholesale sales functions were managed separately. In an effort to provide higher levels of support and cooperation between all channels, the two sales channels now both report to our vice president of sales. In addition, we maintain wholesale distribution offices in Ireland and the United Kingdom that supply Inter-Tel’s dealers and distributors throughout the United Kingdom, Ireland, other parts of Europe, Australia and South Africa. We also have a dealer in Japan. We also maintain research and development and software sales offices in Tucson, Arizona; Frederick, Maryland; Ireland and the United Kingdom.

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

Costs and gross margins. Our costs of products sold primarily consist of materials, labor and overhead. Our costs of services performed consist primarily of labor, materials and service overhead. Total costs of goods and services sold remained relatively flat for the quarter ended June 30, 2007, compared to the corresponding period in 2006; however, our consolidated gross margin percentage decreased to 48.3% in the second quarter of 2007 compared to 49.0% in the second quarter of 2006. The slight decrease in gross margin percentage in 2007 compared to 2006 was primarily attributable to the mix of products sold through the various Inter-Tel divisions, with a lower percentage of sales recognized in the Company’s direct sales offices (including Lease financing), which typically generates higher gross margins than most other divisions within Inter-Tel. Higher relative percentages of net sales were recognized in the Company’s local, long distance and network services divisions, Datanet operations, and international dealer operations, which typically generate lower gross margins than other divisions. Other factors affecting both the costs of goods sold and reductions in overall gross margin percentage are described in greater detail in “Results of Operations” below.

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

•

Historically, some price discounting to our dealer channel occurred during the last month of a quarter or year, and some dealers have purchased consistently to take advantage of potential product specific pricing discounts or end-of-quarter promotions. However, such promotions are subject to change at any time.

In addition, we are subject to seasonal variations in our operating results, as net sales for the first and third quarters are frequently lower than those experienced during the fourth and second quarters, respectively; although the announcement of the proposed Mitel merger and the continuing proxy contest may have an impact on this historical trend in 2007.

Cash Flows. At June 30, 2007, Inter-Tel’s cash and short-term investments totaled $206.9 million. Historically, our primary source of cash has come from net income plus non-cash charges for depreciation and amortization expenses. We have generated cash from continuing operations in every full fiscal year from 1986 to 2006. In 1993, 1995 and 1997, the Company received net proceeds from stock offerings, offset in part by cash expended to repurchase the Company’s common stock in these and other periods. In addition, Inter-Tel historically has paid cash for capital expenditures relating to property and equipment or acquisitions. Inter-Tel has also received cash proceeds from the exercise of stock options and our Employee Stock Purchase Plan. We believe our working capital, together with cash generated from operations, will be sufficient to develop and expand our business operations, and to provide adequate working capital for the foreseeable future. In addition, we believe we will be able to meet the minimum cash-on-hand required by the Mitel merger agreement, upon the prospective closing of the transaction. Refer to Note G of notes to the condensed consolidated financial statements and “Mitel Merger Announcement. The announcement of, and/or the failure to complete, the proposed merger with Mitel could negatively affect the market price of Inter-Tel securities, as well as adversely affect its business” in Risk Factors.

Our consolidated net sales for the quarters ended June 30, 2007 and 2006 were $114.4 million and $115.9 million, respectively. The 1.3% decrease in net sales in the second quarter of 2007 compared to the second quarter of 2006 was due in part to lower revenues from our dealer network and distribution channel, as well as our direct sales offices (including lease finance revenues), and our national, government and education accounts division, offset in part by increases in revenues from our international operations, primarily our UK operations. Sales also increased in our local, long distance resale and network services division, our DataNet division, and our Lake operations. We cannot predict whether recent trends in revenue will continue in the future. In addition, we believe uncertainty exists in the marketplace caused by the transition of communication systems from circuit-switch to packet-switch architectures, including Voice over Internet Protocol (VoIP) systems, and this uncertainty may cause some organizations to delay making investments in new systems. Accordingly, we believe businesses may be reluctant to significantly increase spending on enterprise communications systems in the near future.

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

The markets we serve have been characterized by rapid technological changes and the increasing sophistication of customer requirements. We have sought to address these requirements through the development of software enhancements and improvements to existing systems and the introduction of new systems, products, and applications. Research and development expenses for the second quarter of 2007 decreased 4.7% to $8.4 million, or 7.3% of net sales, compared to $8.8 million, or 7.6% of net sales, for the second quarter of 2006. Inter-Tel’s research and development efforts over the last several years have been focused on the development of the Inter-Tel 5000 and Inter-Tel 7000 platforms as well as enhancements to the Inter-Tel Axxess and Lake communications platforms. In addition, we have also been engaged in adding new features and system scalability improvements, enhancing and developing new IP convergence applications and IP endpoints, developing Unified Communications applications, developing and enhancing presence management applications, and developing and integrating audio and web collaboration tools. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing products and leverage new technologies to provide innovative solutions that will address our customer’s business communications needs.

We offer our customers a package of lease financing and other managed services under the name TotalSolution®. TotalSolution provides our customers lease financing, maintenance and support services, fixed price upgrades and other benefits. We finance this program through the periodic resale of lease rental streams to financial institutions. Refer to Note E of Notes to Consolidated Financial Statements for additional information regarding our program.

Results of Operations

The following table sets forth certain statement of operations data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES
Telecommunications systems, software and related	86.0%	87.1%	85.9%	86.7%
Resale of local, long distance and network services	14.0	12.9	14.1	13.3

TOTAL NET SALES	100	100	100	100
COST OF SALES
Telecommunications systems, software and related	42.5	42.8	42.2	42.2
Resale of local, long distance and network services	9.2	8.2	9.2	8.4

TOTAL COST OF SALES	51.7	51.0	51.5	50.6

GROSS PROFIT	48.3	49.0	48.5	49.4

Research and development	7.3	7.6	7.4	7.7
Selling, general and administrative	35.0	32.8	36.4	34.2
Amortization of intangibles	1.0	1.0	1.0	1.0
Proxy contest and related costs	2.7	1.8	1.6	1.1
Legal judgment and settlement	—	—	—	0.6

OPERATING INCOME	2.3	5.7	2.1	4.8
Interest and other, net	1.8	1.3	1.7	1.3
Foreign currency transaction gains (losses)	(0.1)	(0.3)	0.0	(0.2)

INCOME BEFORE INCOME TAXES	3.9	6.7	3.8	5.8
INCOME TAXES	1.3	2.6	1.3	2.3

NET INCOME	2.6%	4.1%	2.5%	3.6%

Net Sales. Net sales decreased 1.3%, or $1.5 million, to $114.4 million in the second quarter of 2007, from $115.9 million in the second quarter of 2006. The decrease in net sales was primarily attributable to lower net sales in our direct sales offices (including Lease financing), dealer network and our national, government and educational accounts division offset in part by increases in net sales in our international operations in the United Kingdom, DataNet operations, the resale of local, long distance and network services, and Lake operations. International revenues increased by 23.4%, or $1.1 million, in the second quarter of 2007, compared to the corresponding period in 2006, primarily attributable to the increasing success of our products in the United Kingdom (24.5% increase). Sales from our Irish subsidiary increased by 3.1%, or $0.2 million, in the second quarter of 2007, compared to the corresponding period in 2006. Sales from our DataNet division, which sells networking products through our direct sales offices, national, government and education accounts division and dealer channel, increased 12.3%, or $0.8 million, in the second quarter of 2007, compared to the corresponding period in 2006. Sales from our direct sales offices (including revenues from lease financing), decreased 2.6%, or $1.4 million, in the second quarter of 2007 compared to the corresponding period in 2006. Sales attributable to our dealer network decreased by 9.3%, or $2.1 million, in the second quarter of 2007, compared to the corresponding period in 2006. Sales from our national, government and educational accounts division decreased 9.3%, or $1.1 million, in the second quarter of 2007 compared to the corresponding period in 2006. Lower net sales were in part due to the sale of relatively fewer larger line size systems in the second quarter of 2007 compared to 2006.

Sales from local and long distance and network services (NSG), which includes Inter-Tel NetSolutions (NetSolutions) and Network Services Agency (NSA), increased by 6.5% or $1.0 million in the second quarter of 2007, compared to the corresponding period in 2006. Sales from NetSolutions increased 6.9%, or $0.9 million, in the second quarter of 2007 compared to the corresponding period in 2006. This continued an upward trend of NetSolutions sales despite pricing pressures and significant competition. Sales from NSA, a commission-based sales unit within the local, long distance resale and network services division acting as an agent to sell services for selected RBOC’s (Regional Bell Operating Companies) and CLEC’s (Competitive Local Exchange Carriers), did not change significantly in the second quarter of 2007 compared to the corresponding period in 2006.

Gross Profit. Gross profit for the second quarter of 2007 decreased 2.7% to $55.2 million, or 48.3% of net sales, from $56.8 million, or 49.0% of net sales, in the second quarter of 2006. The decline in gross margin percentage in the second quarter of 2007 compared to the comparable period in 2006 was primarily attributable to the mix of products sold through the various Inter-Tel divisions, with a lower percentage of sales recognized in the Company’s direct sales offices (including Lease financing) which typically generates higher gross margins than most other divisions within Inter-Tel A higher relative percentage of net sales were recognized in the Company’s local, long distance and network services divisions, Datanet operations, and international dealer operations, which typically generate lower gross margins than other divisions. The gross margin percentage was also affected by sales of fewer larger line systems, which traditionally have a higher relative percentage of software content.

During the second quarter of 2007, recurring revenues from existing customers in our direct sales, DataNet and national, government and education accounts channels decreased $0.7 million, or 2.5%, compared to the second quarter of 2006. Historically, existing customers accounted for a significant portion of our net sales from maintenance and other services, software additions and/or upgrades, and other peripheral products such as video conferencing, call logging solutions, wireless endpoints, power protection, wired and wireless headsets, audio conferencing units and networking products. Our business communications platforms allow for system migration without the complete replacement of hardware, enabling us to offer enhancements and new solutions through software-only upgrades to our existing customers. Consequently, our gross margins are generally higher with recurring revenues because we incur less materials costs relative to new installations.

Sales from NSG, which includes Inter-Tel NetSolutions (NetSolutions) and Network Services Agency (NSA), increased by 6.5%, or $1.0 million, in the second quarter of 2007 as compared to the second quarter of 2006. Although gross margins are generally lower in our long distance division compared to our consolidated gross margins, our gross margins on commissions on network services through NSA generally exceed our consolidated gross margins. Sales from NetSolutions increased 6.9%, or $0.9 million, in the second quarter of 2007 compared to the corresponding period in 2006. This continued an upward trend of NetSolutions sales despite pricing pressure and significant competition. Sales from NSA did not change significantly in the second quarter of 2007 compared to the corresponding period in 2006. This division generally receives commissions on network services we sell as an agent for RBOCs and these sales carry little to no equipment cost and generated margins of approximately 87.9% in the second quarter of 2007 compared to 90.1% in the corresponding period in 2006.

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

Research and Development. Research and development expenses for the second quarter of 2007 decreased 4.7% to $8.4 million, or 7.3% of net sales, compared to $8.8 million, or 7.6% of net sales, for the second quarter of 2006. In the quarter ended June 30, 2007, research and development expenses were directed principally toward the continued development of converged systems and software, including the Inter-Tel 5000 and Inter-Tel 7000 software and systems, contact center, presence and collaboration applications, and IP endpoint development. Inter-Tel’s research and development efforts over the last several years have also been focused on the development of the Inter-Tel 5000 and Inter-Tel 7000 platforms as well as enhancements to the Inter-Tel Axxess and Lake communications platforms. We have also been engaged in adding new features and system scalability improvements, enhancing and developing new IP convergence applications and IP endpoints, developing Unified Communications applications, developing and enhancing presence management applications, and developing and integrating audio and web collaboration tools. We expect that research and development expenses may vary in absolute dollars and as a percentage of net sales relative to the prior year as we continue to develop and enhance existing products and leverage new technologies to provide innovative solutions that will address our customer’s business communications needs.

Selling, general and administrative (SG&A). In the second quarter of 2007, selling, general and administrative expenses increased 7.4% to $43.2 million, or 37.7% of net sales, from $40.2 million, or 34.7% of net sales, in the second quarter of 2006. SG&A expenses in the second quarter of 2007 included FAS 123R expenses and proxy contest, merger and related costs totaling $3.7 million as compared to $2.9 million for the same period in 2006.

In addition to the increase in combined FAS 123R, proxy contest, merger and related expenses, SG&A expenses also increased in absolute dollars due to higher compensation costs and health and medical expenses resulting from an increase in the number of personnel, primarily in sales and marketing. To a lesser extent, the increase in SG&A expenses was due to increased bad debt expenses, partially offset by a slight decrease in depreciation expense. We expect that for the foreseeable future selling, general and administrative expenses may vary in absolute dollars and as a percentage of net sales, depending on the volume of net sales and the impact of proxy and merger related costs.

Amortization of purchased intangible assets. We are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. As of June 30, 2007, no impairment of goodwill has been recognized for 2007. We face the risk that future goodwill impairment tests may result in charges to earnings.

Amortization of purchased intangible assets included in operating expenses was $1.1 million in the second quarter of 2007 compared to $1.2 million in the second quarter of 2006. In addition, $16,000 of amortization was included in research and development expenses for the second quarter of 2007 compared to $5,000 in the second quarter of 2006. The decrease in amortization of purchased intangible assets was the result of previously purchased intangible assets becoming fully amortized. For additional information regarding purchased intangible assets, see Note C “Acquisitions and Intangible Assets” to the Condensed Consolidated Financial Statements.

Interest and Other Income. Interest and other income in 2007 and 2006 consisted primarily of interest income and foreign currency transaction gains or losses. The increase in interest and other, net of $493,000 in the second quarter of 2007 compared to the corresponding period in 2006 was primarily due to higher rates of return and slightly higher levels of invested funds. Interest expense was nominal in both periods. Net foreign currency transaction losses in the second quarter of 2007 were $124,000 compared to losses of $358,000 in the second quarter of 2006.

Income Taxes. The Company’s effective tax rate for the second quarter of 2007 was 33.4% compared to 38.4% for the second quarter of 2006. The decrease in rate was primarily attributable to the increase in income of our foreign subsidiaries, which have lower foreign tax rates, the increase in tax-exempt interest income as a percentage of projected net income, and the reenactment of the research and development tax credit during the second half of 2006. The annual effective tax rate is subject to change based on the projected results of operations and a number of other factors, such as tax-exempt interest, foreign tax rates and the research and development tax credit discussed above.

Net Income. Net income for the second quarter of 2007 was $3.0 million ($0.11 per diluted share), a decrease of 37.5% compared to net income of $4.8 million ($0.18 per diluted share) in the second quarter of 2006. The decrease in net income was primarily due to a reduction in revenues, combined with an increase in proxy and merger related costs.

Inflation/Currency Fluctuation

Inflation and currency fluctuations have not previously had a material impact on Inter-Tel’s operations. However, during 2006 and 2007 international activities have increased as a percentage of our total business. The expansion of international operations in the United Kingdom and Europe and increased sales in Ireland, Europe and Australia as a result of the 2005 Lake acquisition resulted in increased international sales to 11.6% of total consolidated revenues in the second quarter of 2007. In addition, international procurement agreements for purchases of inventory to supply our U.S. operations have traditionally been denominated in U.S. currency and a significant amount of contract manufacturing has been or may be moved to alternative sources. However, we invoice the customers of our international subsidiaries primarily in the local currencies of our subsidiaries for product and service revenues. Inter-Tel is exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. Although currency rate changes have not historically had a material impact on Inter-Tel’s operations, the increase in the above activities may impact our operating results and financial statements in the future.

Liquidity and Capital Resources

	Six Months Ended June 30,
(In thousands)	2007	2006
Net cash provided by operating activities	$12,632	$13,213
Net cash provided by (used in) investing activities	40,719	(3,561)
Net cash used in financing activities	2,639	1,216
Effect of exchange rate changes	1,033	1,390

Increase in cash and equivalents	57,023	12,258
Cash and equivalents at beginning of period	141,899	103,774

Cash and equivalents at end of period	$198,922	$116,032

At June 30, 2007, cash and equivalents ($198.9 million) and short-term investments ($8.0 million) totaled $206.9 million, which represented an increase of approximately $0.6 million from the $206.3 million total at December 31, 2006. Cash balances may be used for the Mitel merger, other acquisitions, strategic alliances, working capital, dividends, and general corporate purposes.

Net cash provided by operating activities totaled $12.6 million for the six months ended June 30, 2007, compared to $13.2 million provided by operating activities for the corresponding period in 2006. Cash provided by operating activities in the first six months of 2007 was primarily the result of an $8.6 million increase in other liabilities, cash from profitable operations, and adding back non-cash items such as depreciation, amortization, and provisions for losses, partially offset by a $2.7 million change in operating assets and liabilities and reduced net deferred taxes of $10.8 million. Cash provided by the change in operating assets and liabilities totaled $3.3 million in the first six months of 2006 primarily due to reduced net investment in sales-leases, partially offset by increased receivables, inventory and accrued expenses. We expect to expand sales through our direct sales offices and dealer networks, which may require the expenditure of working capital for increased accounts receivable, inventories and net investment in sales-leases.

Net cash provided by investing activities totaled $40.7 million for the six months ended June 30, 2007, compared to cash used in investing activities of $3.6 million for the corresponding period in 2006. The change from 2006 to 2007 was primarily a result of investing matured and sold investment in cash and cash equivalents instead of short term investments. Cash generated by the net increase resulting from $95.4 million in maturities and sales of available for sale and held-to-maturity investments in the first six months of 2007 compared to sales and maturities of $38.6 million in the first six months of 2006, was partially offset by payment of a previously accrued $13.0 million earnout payment related to the Lake acquisition, and cash used for capital expenditures totaling $2.8 million in the first six months of 2007 compared to total cash used for capital expenditures and acquisitions of $3.4 million for the corresponding period in 2006.

Net cash provided by financing activities totaled $2.6 million for the six months ended June 30, 2007, compared to $1.2 million for the corresponding period in 2006. Net cash used for cash dividends totaled $4.3 million in the first six months of 2007 compared to $ 4.2 million for the same period for 2006. Net cash provided by proceeds from the exercise of stock options totaled $5.8 million in the first six months of 2007 compared to $3.8 million in the same period for 2006. During the first six months of 2007 and 2006, we reissued treasury shares, to the extent available, to satisfy stock option exercises and stock issuances. The proceeds received from the reissued treasury stock totaled less than the cost basis of the treasury stock reissued. Accordingly, the differences were recorded as reductions to retained earnings of $0.2 million and $1.5 million in 2007 and 2006, respectively.

We offer to our customers lease financing and other services, including our TotalSolution program, through our Inter-Tel Leasing, Inc. subsidiary. We fund our TotalSolution program in part through the sale to financial institutions of rental payment streams under the leases. Sold lease rentals totaling $265.9 million and $273.7 million remained unbilled at June 30, 2007 and December 31, 2006, respectively. We are obligated to repurchase such income streams in the event of defaults by lease customers and, accordingly, maintain reserves based on loss experience and past due accounts. Although, to date, we have been able to resell the rental streams from leases under the TotalSolution program profitably and on a substantially current basis, the timing and profitability of lease resales could impact our business and operating results, particularly in an environment of fluctuating interest rates and economic uncertainty. If we are required to repurchase rental streams and realize losses thereon in amounts exceeding our reserves, our operating results will be adversely affected.

We believe our working capital and credit facilities, together with cash generated from operations, will be sufficient to develop and expand our business operations, and to provide adequate working capital for the foreseeable future. In addition, we believe we will be able to meet the minimum cash-on-hand required by the Mitel merger agreement, upon the prospective closing of the transaction. Refer to Note G of notes to the condensed consolidated financial statements and “Mitel Merger Announcement. The announcement of, and/or the failure to complete, the proposed merger with Mitel could negatively affect the market price of Inter-Tel securities, as well as adversely affect its business” in Risk Factors. However, to the extent additional funds are required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, we will seek additional financing. There can be no assurance additional financing will be available when required or on acceptable terms.

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

Sales-Leases. For our sales-type lease accounting, we follow the guidance provided by FASB Statement No. 13, Accounting for Leases and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We record the discounted present values of minimum rental payments under sales-type leases as sales, net of provisions for continuing administration and other expenses over the lease period. We record the lease sales at the time of system sale and installation pursuant to Staff Accounting Bulletin No. 104, as discussed above for sales to end user customers. The costs of systems installed under these sales-leases are recorded as costs of sales. The net rental streams are sold to funding sources on a regular basis with the income streams discounted by prevailing like-term rates at the time of sale. Gains or losses resulting from the sale of net rental payments from such leases are recorded as net sales. Furthermore, when the initial term of the lease is concluded, customers have the option to renew the lease at a payment and term less than the original lease. We establish and maintain reserves against potential recourse following the resales based upon historical loss experience, past due accounts and specific account analysis. The allowance for uncollectible minimum lease payments and recourse liability at the end of the year represents reserves against the entire lease portfolio. Management reviews the adequacy of the allowance on a regular basis and adjusts the allowance as required. These reserves are either netted in the accounts receivable, current and long-term components of “Net investments in Sales-Leases” on the balance sheet, or included in long-term liabilities on our balance sheet for off-balance sheet leases.

Historically, our reserves have been adequate to cover write-offs. Our total reserve for losses related to the entire lease portfolio, including amounts classified as accounts receivable in our balance sheet, increased from 5.7% at December 31, 2006 to 5.9% at June 30, 2007, primarily as a result of reviews of our write-off experience and accounts receivable agings. Should the financial condition of our customers deteriorate in the future, additional reserves in amounts that could be material to the financial statements could be required.

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

As of June 30, 2007, Inter-Tel had gross goodwill of $46.4 million and accumulated amortization of $5.0 million. Inter-Tel did not complete any acquisitions through June 30, 2007. The Company performs an annual impairment test on Goodwill using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In addition, the Company will perform impairment tests during any reporting period in which events or changes in circumstances indicate that an impairment may have occurred. Inter-Tel performed the first step of the required impairment tests for goodwill as of December 31, 2006 and determined that goodwill was not impaired and as of that date it was not necessary to record any impairment losses related to goodwill. At June 30, 2007, $39.3 million, of the Company’s goodwill, net of amortization, related to the Company’s principal segment, compared to $40.8 million, of the Company’s goodwill, net of amortization, related to the Company’s principal segment at December 31, 2006, and $2.1 million related to the Resale of Local, Long Distance and Network Services segment in both periods. The reduction in goodwill was due to an adjustment to the goodwill associated with the Lake acquisition. A deferred tax valuation allowance of $1.5 million recorded at the time of the acquisition was reversed during the second quarter of 2007, resulting in the reduction of goodwill for a corresponding amount. There is only one reporting unit (i.e., one component) as defined in paragraph 30 of SFAS 142 within each of the Company’s two operating segments as defined in paragraph 10 of SFAS 131. Therefore the reporting units are identical to the segments. Fair value has been determined for each segment in order to determine the recoverability of the recorded goodwill. At December 31, 2006, the Company primarily considered the cash flows for each reporting unit in determining that no impairment has occurred. The test resulted in values that exceeded the net carrying value of each of the reporting units. Therefore, the second step for potential impairment was unnecessary.

The Company evaluates the remaining useful lives of its purchased intangible assets, all of which are subject to amortization, each reporting period. Any changes to estimated remaining lives prospectively effect the remaining period of amortization. In addition, the purchased intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A loss would be recognized for any excess of the carrying amount over the estimated fair value. As of June 30, 2007, Inter-Tel had gross purchased intangible assets of $36.7 million and accumulated amortization of $19.4 million.

At June 30, 2007, goodwill, net of accumulated amortization, totaled $41.4 million, compared to $42.9 million at December 31, 2006. Other acquisition-related intangibles, net of accumulated amortization, totaled $17.3 million at June 30, 2007 and $19.6 million at December 31, 2006. Accumulated amortization through June 30, 2007 was $24.4 million, including $5.0 million of accumulated amortization attributable to goodwill and $19.4 million of accumulated amortization of other acquisition-related intangibles. Accumulated amortization through December 31, 2006 was $22.1 million, including $5.0 million of accumulated amortization attributable to goodwill and $17.1 million of accumulated amortization of other acquisition-related intangibles. Other acquisition-related intangibles, comprised primarily of developed technology (5-10 year lives), customer lists (5-8 year lives) and non-competition agreements (2-8 year lives), are amortized on a straight-line basis. The useful lives for developed technology are based on the remaining lives of patents acquired or the estimated useful life of the technology, whichever is shorter. The useful lives of the customer lists are based on the expected period of value for such lists. The useful lives for non-competition agreements are based on the contractual terms of the agreements.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Additional reserves or allowances for doubtful accounts are recorded for our sales-type leases, discussed above in “Sales-Leases.” We establish and maintain reserves against estimated losses based upon historical loss experience, past due accounts and specific account analysis. Management reviews the level of the allowances for doubtful accounts on a regular basis and adjusts the level of the allowances as needed. In evaluating our allowance we consider accounts in excess of 60 days old as well as other risks in the more current portions of the accounts included. At June 30, 2007, our allowance for doubtful accounts for accounts receivable was $7.2 million. If the financial condition of our customers or channel partners were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Contingencies. We are a party to various claims and litigation in the normal course of business. Management’s current estimated range of liability related to various claims and pending litigation is based on claims for which our management can estimate the amount and range of loss, or can estimate a minimum amount of a loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending claims and litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our claims and pending litigation, revise our estimates and accrue for any losses to the extent that they are probable and the amount is estimable. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. However, at June 30, 2007 management did not believe that the ultimate impact of various claims and pending litigation would have a materially adverse impact on the Company.

In March 2006, certain prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial resolved in 2006. While Inter-Tel is in the process of conducting discovery and evaluating the complaint, Inter-Tel believes that the claims are without merit and Inter-Tel intends to vigorously defend against the complaint.

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

On April 30, 2007, two shareholder class action lawsuits were filed in the Superior Court of the State of Arizona, County of Maricopa, against Inter-Tel and the Board of Directors: Joel Gerber v. Inter-Tel Incorporated, et al., Case No. CV2007-007444 (the “Gerber Action”), and Farr v. Inter-Tel, Inc., et al., Case No. CV2007-007655 (the “Farr Action”) and another was filed on May 22, 2007, Suan Investments, Inc. v. Stout, et al., Case No. CV2007-009603 (the “Suan Action”) (collectively “the Arizona Shareholder Actions.”) The actions combined allege that the Board of Directors breached their fiduciary duties of loyalty and due care in connection with the proposed merger with Mitel Networks Corporation by purportedly standing on both sides of the transaction, engaging in self-dealing, obtaining unspecified personal benefits, approving the merger without regard to the fairness of the transaction to Inter-Tel stockholders, failing to exercise independent business judgment, and imprudently accepting and relying upon advice as to the fairness of the consideration for the proposed merger with Mitel from a financial advisor with allegedly conflicted interests. The actions further allege that the proposed merger is a product of a flawed process that was not designed to ensure the sale of Inter-Tel for the highest value. The Gerber action requests an injunction prohibiting Inter-Tel from consummating the proposed merger, as well as attorneys’ fees and costs. The Farr action seeks an injunction prohibiting Inter-Tel from consummating the proposed merger with Mitel and, to the extent consummated, rescission of the proposed merger with Mitel and any of the terms of the Mitel merger agreement, as well as the imposition of a constructive trust for improper benefits allegedly received by defendants. The complaint also requests attorneys’ fees and costs. The Suan action seeks an injunction prohibiting Inter-Tel from consummating the merger, rights of rescission against the merger agreement entered into with Mitel, an accounting for plaintiff’s alleged damages, and attorneys’ fees and costs. On June 15, 2007, the Court granted the Company’s motion to stay the Arizona Shareholder Actions pending resolution of the Delaware Stockholder Action (described below), and ruled that the plaintiffs’ motions to expedite the proceedings were, accordingly, moot. The plaintiffs then sought to intervene in the Delaware Stockholder Action and on June 22, 2007, the Delaware Court of Chancery granted the plaintiffs’ motion to intervene. Inter-Tel believes that the claims are without merit and Inter-Tel intends to vigorously defend against all claims brought in the Arizona Shareholder Actions.

Inter-Tel and certain members of the Board of Directors are defendants in a stockholder class action suit filed on June 15, 2006, entitled Mercier v. Inter-Tel (Delaware), Inc., et al., No. 2226-VCS, in the Court of Chancery of the State of Delaware (“Delaware Stockholder Action”). On March 27, 2007, the plaintiff filed a Second Amended Complaint (“SAC”) and on May 25, 2007, the plaintiff filed supplement to the SAC alleging that the defendants breached their fiduciary duties because they failed to properly pursue a higher bid for sale of Inter-Tel. The proposed supplement to the SAC sought an injunction prohibiting Inter-Tel from consummating the proposed merger with Mitel and sought an order requiring the defendants to conduct an auction of Inter-Tel open to Steven G. Mihaylo, Vector Capital Corporation, and all other potentially interested bidders. It further sought an injunction against enforcement of the BCCA or, alternatively, a declaration that Mitel is an interested stockholder under the BCCA and that the proposed merger with Mitel cannot be consummated because the required vote cannot be obtained. Finally, it sought a declaration that representations and covenants in the merger agreement with Mitel are invalid, and damages in an unspecified amount. On May 24, 2007, the plaintiff filed motions seeking a preliminary injunction and summary judgment on the claims in the SAC. On June 4, 2007, the Court denied the plaintiff’s Motion For Expedited Proceedings, which sought to set a briefing schedule for a preliminary injunction and allow discovery on an expedited basis regarding alleged failure of Inter-Tel’s Board of Directors to maximize stockholder value, among other claims. On July 12, 2007, the plaintiffs (now including the Arizona Shareholder Action plaintiffs) filed a Second Supplement to the Second Amended Complaint alleging, in addition to their prior claims, that it was improper for the stockholder meeting scheduled for June 29, 2007, to be rescheduled for August 2, 2007. On July 19, 2007, the plaintiffs filed a motion for preliminary injunction, and the parties have conducted expedited discovery. The motion seeks to enjoin the consummation of the merger on the grounds that Inter-Tel improperly rescheduled the stockholder vote. The motion is set to be heard on August 8, 2007. Inter-Tel believes that all of the plaintiffs claims in the Delaware Stockholder Action are without merit, and intends to vigorously defend against them.

On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs. Inter-Tel has incurred additional costs and suffered revenue losses, including uncompensated E-Rate work, accounts receivable forgiveness, and related attorneys’ fees and other expenses. The payments constituting the primary components of the settlement and fines were not tax deductible.

In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission (the “FCC”) that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the E-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon the Technologies subsidiary a debarment from the E-Rate program of one (1) year from June 30, 2006, and which terminated on or about June 30, 2007. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Inter-Tel Technologies’ participation in the E-Rate program.

During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. We took appropriate corrective measures with respect to these potential variances at the time and continue to review our compliance. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through June 30, 2007. Our estimate at June 30, 2007 remains the same as the total identified as of the end of the second quarter of 2005. Our current contract with the GSA expires in September 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.

Our NetSolutions subsidiary pays various federal, state and local taxes and regulatory fees in numerous jurisdictions throughout the United States. There is often uncertainty and complexity regarding the tax and regulatory treatment of NetSolutions’ services and, consequently, uncertainty about what fees and taxes are due from NetSolutions or its customers and what amounts may ultimately be payable to the various jurisdictions. The Company accrues estimates for these potential regulatory fees and taxes in the normal course of business. In the first quarter of 2007, NetSolutions changed billing platforms and determined that additional potential regulatory fees and taxes were probable of being paid in excess of prior accruals. As a result, the Company increased its accrued liabilities for such regulatory fees and taxes during the quarter ended March 31, 2007 by $1.8 million.

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

The Company also maintains short-term investments. Those investments, which are classified as available for sale, have been recorded at fair value, which approximates cost. Short-term investments at June 30, 2007 consist of auction rate securities and commercial paper. The auction rate securities are adjustable-rate securities with dividend rates that are reset periodically by bidders through periodic “Dutch auctions” generally conducted every 28 to 35 days by a trust company or broker/dealer on behalf of the issuer. The Company believes these securities are highly liquid investments through the related auctions; however, the collateralizing securities have stated terms of up to twenty-eight (28) years. The investment instruments are rated A or higher by Standard & Poor’s Ratings Group, or equivalent. The Company’s investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s investment guidelines and market conditions. Given the short-term nature of the majority of these investments, and that we have no borrowings outstanding, we are not subject to significant interest rate risk.

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

Our quarterly operating results have historically depended on, and may fluctuate in the future as a result of, many factors including:

•

public announcements, including the announcement of and/or the failure to complete the proposed merger with Mitel, could negatively affect the market price of Inter-Tel securities, as well as adversely affect its business (refer to “Mitel Merger Announcement. The announcement of, and/or the failure to complete, the proposed merger with Mitel could negatively affect the market price of Inter-Tel securities, as well as adversely affect its business” below);

•	reactions of competitors, customers and/or suppliers to the 2007 proxy contest initiated by Steven G. Mihaylo.

•	volume and timing of orders received during the quarter;

•	gross margin fluctuations associated with the mix of products and services sold and the mix of new and recurring customers;

•	the mix of sales through the different distribution channels;

•	general economic conditions, including interest rates and the condition of the markets our business addresses;

•	patterns of capital spending by customers and the relative size of our customers, in particular at times when we are introducing new systems and software targeted to and designed for larger customers;

•	the timing and acceptance of new product announcements and releases by us and our competitors and other competitive factors;

•	pricing pressures;

•	the cost and effects of acquisitions, dispositions or business ventures;

•	the availability and cost of products and components from our suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	the impact of expected fines and penalties associated with our former GSA variances and noncompliance, which could affect both our government business and our commercial business;

•	the impact of settlements, continuing litigation, proceedings and other contingencies, which could affect our business;

•	the impact of costs and uncertainties resulting from stockholder actions, including actual or potential proxy contests or acquisition proposals;

•	fluctuations in interests rates, and the timing, availability, terms and volume of sales of leases to third party funding sources;

•	the potential impact of accounting pronouncements, such as FIN 48 or FAS 123R;

•	compliance with federal and state regulatory filings, including timely collection and remittance of appropriate taxes and fees on such filings;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.

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

In addition, while introducing new systems and software designed for larger customers, demand for these systems and our ability to sell to larger customers may vary based on the success of the product roll-out, our ability to successfully market and sell the products to larger customers, and the extended sales process typically experienced for sales to larger customers. Long distance, DataNet, national, government and education accounts, and our third-party product sales, which typically carry lower gross margins than our core business, have grown in recent periods at a faster rate than our overall net sales, although sales growth and gross margins may fluctuate in these divisions from period to period. In addition, regulatory and other filing requirements can and have caused additional costs associated with local, long distance and network operations business. Consolidated gross margins could be harmed if long distance calling services continue to increase as a percentage of net sales or if gross margins from this division decline. We also experience seasonal fluctuations in our operating results, as net sales for the first quarter is frequently less than the fourth quarter, and net sales for the third quarter is frequently less than the second quarter. As a result of these and other factors, we have historically experienced, and could continue to experience in the future, fluctuations in net sales and operating results on a quarterly basis.

Mitel Merger Announcement. The announcement of, and/or the failure to complete, the proposed merger with Mitel could negatively affect the market price of Inter-Tel securities, as well as adversely affect its business.

On April 26, 2007, the Company and Mitel announced that they had entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which a wholly owned subsidiary of Mitel will be merged with Inter-Tel (the “Merger”) and Inter-Tel will become a wholly owned subsidiary of Mitel. At the effective time of the Merger, each share of Inter-Tel common stock will be converted into the right to receive $25.60 per share in cash. The boards of directors of both companies have approved the transaction and Inter-Tel stockholders approved the transaction at a Special Stockholder meeting on August 2, 2007, which was one of the required closing conditions. The Merger is subject to the satisfaction or waiver of a number of closing conditions, including:

•	the receipt of antitrust, other governmental and regulatory approvals in a timely manner or at all;

•	the results of a hearing scheduled for August 8, 2007 in the Delaware Chancery Court to rule on a request by a third-party plaintiff for an injunction prohibiting the merger;

•	the absence of a material adverse effect on the Company; and

•	the satisfaction or waiver of other closing conditions as identified in the Merger Agreement.

In addition, Mitel will need to obtain financing to consummate the Merger and such financing may become unavailable, although Mitel did obtain debt and equity financing commitments prior to signing the Merger Agreement. On June 12, 2007, Inter-Tel announced the expiration of the Hart-Scott-Rodino Act statutory antitrust waiting period for the pending Merger. The expiration satisfied a condition to the closing of the Merger, and no further antitrust approvals are required to complete the Merger. The transaction is expected to close in the third quarter of 2007. However, as of the date hereof, the Merger has not been consummated and there is no guarantee the Merger will be consummated in the third quarter of 2007 or otherwise. There is also certain litigation that could prevent the consummation of the merger with Mitel. Please refer to the descriptions of the Arizona Shareholder Actions and the Delaware Stockholder Action in the risk factor entitled “We have been involved in legal disputes, which have resulted in a jury verdict, legal settlement and associated legal costs, which may cause further competitive and financial harm to our business” for a description of such litigation.

As a result of the announcement of the Merger Agreement and the potential Merger, our business may be adversely impacted due to the disruption of our relationships with customers, suppliers and employees and the diversion of management’s attention from the Company’s day to day business operations, which may have a material and adverse impact on our business.

Although the transaction is expected to close in the third quarter of 2007, if the Merger is not consummated for any reason, the Company will be subject to a number of material risks, including:

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

Refer to the Mitel discussion in Note G and the risk factor noted above. However, as part of our business strategy, we consider acquisitions, dispositions and business ventures of, or significant investments in, businesses that offer products, services and technologies, primarily complementary to ours. Such acquisitions, dispositions or business ventures could materially adversely affect our operating results and/or the price of our common stock. Acquisitions, dispositions and business ventures also entail numerous risks, some of which we have experienced and may continue to experience, including, but not limited to those indicated below:

•	unanticipated costs and liabilities;

•	difficulty of assimilating or transitioning the operations, products and personnel of the acquired business or business ventures;

•	difficulties in managing the financial and strategic position of acquired or developed products, services and technologies;

•	difficulties in maintaining customer relationships;

•	difficulties in servicing and maintaining acquired products, in particular where a substantial portion of the target’s sales were derived from our competitor’s products and services;

•	difficulty of assimilating the vendors and independent contractors of the acquired business or business venture;

•	the diversion of management’s attention from the core business;

•	inability to maintain uniform standards, controls, policies and procedures;

•	potential disagreements and impact on the ongoing acquired operations related to the computation of earn-outs associated with post-acquisition results;

•	impairment of relationships or risk of loss of acquired employees and customers occurring as a result of integration of the acquired business; and

•	difficulties with each of the above noted items during the period between announcement and closing of a prospective transaction, in particular the Mitel announcement.

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

Finally, as part of our fiduciary responsibilities, we consider dispositions, including divisions and/or subsidiaries, from our core businesses, and announced the Mitel acquisition on April 26, 2007. Such dispositions entail numerous risks including, but not limited to, costs noted above, other unanticipated costs or liabilities, the diversion of management’s attention from our business, risk of loss of affected employees and/or customers resulting from the disposition, inadequacy of sales proceeds and any adverse affect of accounting treatment. Any of such factors could cause a material adverse affect on operations.

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

During 2006, Inter-Tel released two new products that were designed to address larger IP PBX applications. The Inter-Tel 5600 was released in June 2006, while the Inter-Tel 7000 was released in November 2006. The Inter-Tel 7000 product was designed to address the mid-market and enterprise communications market. Although Inter-Tel has successfully sold products in the mid-market, we have not traditionally sold a significant number of systems and software into the large enterprise market. There are no assurances that we will be successful in selling and supporting these customers in the large enterprise market.

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

Our future success largely depends on increased commercial acceptance of our Inter-Tel 5000 series and Inter-Tel 7000 Network Communications Solutions, the Lake OfficeLink product (branded Inter-Tel 3000 (formerly the Inter-Tel EncoreCX®) in North America), the Lake Sigma product (branded Embarq Connection Central™ in North America), speech recognition, Interactive Voice Response, presence management, collaboration, messaging products, Session Initiation Protocol (SIP) applications, multi-protocol SIP endpoints, and related computer-telephony products, as well as continued acceptance of our Axxess® systems and software.

Over the past few years, we have introduced a number of new products and platforms, including: Inter-Tel Audio and Web Conferencing, a SIP-based web and audio conferencing application; Inter-Tel Web Conferencing and Remote support (collaboration) solutions; the Inter-Tel 5000 Network Communications Platform and updates; the Inter-Tel 7000; enhanced convergence features on the Axxess system; the Lake Sigma product; the advanced router module for the Lake OfficeLink product; significant enhancements to our Call and Contact Center Suite of applications; integrated web collaboration and video conferencing capabilities into our

Unified Communicator® application, and several other telephony-related products. In recent history, sales of our Axxess business communications systems and related software have comprised a substantial portion of our net sales. Our future success depends, in large part, upon increased commercial acceptance and adoption of the products or platforms identified above, including the Inter-Tel 5000 series and Inter-Tel 7000 Network Communications products, the Unified Communicator® products, Contact Center Suite ACD products, web and audio conferencing collaboration technology, the Lake converged systems and software, SIP standards-based applications and devices, new speech recognition and Interactive Voice Response products, and future upgrades and enhancements to these products and networking platforms as well as the continued acceptance of the Axxess systems and software. We cannot assure you that these products or platforms will achieve broad commercial acceptance in the future and if they fail to achieve broad commercial acceptance our operating results could be materially adversely affected.

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

•	large data routing and convergence companies such as 3Com, Adtran and Cisco Systems;

•	voice processing applications providers such as ADC, InterVoice-Brite, Active Voice (a subsidiary of NEC America), Avaya, and Captaris (formerly AVT);

•	web collaboration product and service providers, such as Centra, Citrix, eDial (a division of Alcatel), IBM, Microsoft, Raindance Communications, and WebEx;

•	open-source IP PBX vendors such as Asterisk/Digium, and PingTel;

•

hosting service providers such as AT&T (formerly SBC), Layered Technologies, New Global Telecom (NGT), and Vonage using servers to host call processing functions that have traditionally been owned by customers;

•	long distance, cell phone and/or PCS services providers such as AT&T, Global Crossing, MCI, Qwest, Sprint and Verizon;

•	large computer and software corporations such as Dell, IBM, HP, Intel and Microsoft;

•	peer-to-peer softphone services such as Skype/eBay and Grand Central/Google;

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

Due to the complexity of our products and software, we have in the past experienced and expect in the future to experience delays in the development and release of new products or product enhancements. If we fail to introduce new software, products or services in a timely manner, or fail to release upgrades to our existing systems or products and software on a regular and timely basis, customer demand for our products and software could decline, which would harm our business. For instance, we believe that a delay in connection with our release of the Inter-Tel 7000 series Network Communications Platforms may have unfavorably impacted our sales efforts in 2006 and 2007. Additionally, as technology changes and as we or our competitors release new products, there is a risk that our current products and inventories could become obsolete or excessive leading to write-downs of our inventory balances in amounts that could be material to our results of operations. If new products or software releases are not commercially accepted, then Inter-Tel financial results would be negatively impacted.

Our founder and former Chief Executive Officer controls approximately 19.0% of the outstanding shares of our Common Stock, may be able to exert significant influence over the Company and has signaled his willingness to engage with the Company with respect to significant matters.

As of June 30, 2007, Steven G. Mihaylo, a stockholder and member of Inter-Tel’s Board of Directors, beneficially owned approximately 19.0% of the existing outstanding shares of the Common Stock of Inter-Tel. As a result, he has the ability to exercise significant influence over all matters requiring stockholder approval. In addition, the concentration of ownership could have the effect of accelerating, delaying or preventing a change in control of Inter-Tel. As previously reported, Mr. Mihaylo took various business and legal actions against Inter-Tel during 2006 and 2007. In March 2007, Mr. Mihaylo submitted a notice to the Company and filed a Form 13D with the SEC disclosing his intention to nominate up to five (5) individuals for election to Inter-Tel’s Board of Directors, including incumbent directors Mr. Mihaylo, Dr. Puri and Mr. Urish, at the Company’s 2007 Annual Meeting of stockholders, and his intention to submit seven (7) proposals to a vote of the Company’s shareholders at the Company’s 2007 Annual Meeting. Mr. Mihaylo subsequently notified the Company that he intends to nominate seven individuals (including himself) for election at the upcoming Annual Meeting, but remove the prior proposals from consideration by the stockholders. In addition, during 2007 Mr. Mihaylo recently sent a letter to the Board demanding:

•	the Board immediately give Mr. Mihaylo half the seats on a 6 person board (and therefore a veto right on all Board decisions),

•	the Board immediately appoint Mr. Mihaylo as the Chairman of the Board,

•	the Board immediately appoint Mr. Mihaylo as an interim CEO “until a qualified candidate can be found,”

•	the Board hire an executive search firm to find a “CEO suitable to a majority of the newly-constituted Board,” and

•

the Board disband the Special Committee and form a new Special Committee of the Board, consisting of a majority of Mr. Mihaylo’s director nominees. Mr. Mihaylo also publicly advocated a front-end loaded leveraged recapitalization plan for the Company, although he subsequently publicly withdrew that plan.

Mr. Mihaylo’s 2006 and 2007 actions as described above are factors in part having caused the Company to incur significant legal and other advisory expenses, and the actions and Company responses to such actions have subjected the Company and its Board of Directors to stockholder class action litigation. Such actions, or any other future actions that Mr. Mihaylo may take or that the Company may take in response to Mr. Mihaylo’s actions may:

•	further divert the attention of our Board of Directors and management from the conduct of the Company’s business and enhancing stockholder value,

•	force the Company into another costly and divisive proxy contest that could be highly disruptive,

•	cause competitors to negatively use his filings against us in sales proposals,

•	cause employees to seek other employment outside the Company,

•	cause current customers to look for alternative vendors,

•	disrupt any strategic initiatives or transactions in which the Company is involved,

•	expose the Company to additional litigation, and

•	cause us to incur additional significant legal, advisory and other expenses.

Accordingly, the continuation of Mr. Mihaylo’s activities could cause a material adverse affect on the operations of the core business.

We may not be able to adequately protect our proprietary technology and may be infringing upon third-party intellectual property rights.

Our success depends upon the protection of our proprietary technology. As of June 30, 2007, we held 45 U.S. issued patents and issued patents in several foreign countries for telecommunication and messaging products, systems and processes. We also have 27 pending U.S. patent applications and several pending foreign patent applications. We further rely on copyright, trademark and trade secret laws as well as contractual provisions to protect our intellectual property. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or independently develop similar technology.

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

On January 5, 2005, the Company received court approval of a civil settlement agreement (the “Civil Settlement”) and a criminal plea agreement (the “Plea Agreement”) with the United States of America, each dated as of December 8, 2004 and disclosed on that same date. The court approval of the Civil Settlement and Plea Agreement resolves the investigation of the Department of Justice into the participation of Inter-Tel Technologies, Inc., the Company’s wholly-owned subsidiary (“Technologies”) in a federally administered “E-Rate program” to connect schools and libraries to the Internet. In connection with the Civil Settlement, Technologies paid a penalty of $6.7 million and forgave the collection of certain accounts receivable of $0.3 million related to Technologies’ participation in the E-Rate program. In connection with the Plea Agreement, Technologies entered guilty pleas to charges of mail fraud and an antitrust violation. Under the Plea Agreement, Technologies paid a fine of $1.7 million and is observing a three-year probationary period, which has, among other things, required Technologies to implement a comprehensive corporate compliance program. On December 20, 2005, in connection with the Civil Settlement, Technologies paid outside counsel for the plaintiffs in that action $0.1 million in settlement of their demand for attorney’s fees and costs. On March 10, 2006, Technologies agreed to pay an additional $0.4 million to plaintiffs’ inside counsel in settlement of their separate demand for fees and costs. Inter-Tel has incurred additional costs and suffered revenue losses, including uncompensated E-Rate work, accounts receivable forgiveness, and related attorneys’ fees and other expenses. The payments constituting the primary components of the settlement and fines were not tax deductible.

In addition, on January 21, 2005, Technologies received notification from the Federal Communications Commission (the “FCC”) that the Technologies subsidiary was temporarily suspended from participation in the E-Rate program pending a final hearing to determine a possible debarment of three (3) years or more. Technologies contested the scope and length of the proposed debarment from the E-Rate program. The Company was notified on June 30, 2006 that on or about June 21, 2006, the FCC issued its final decision on the matter and imposed upon the Technologies subsidiary a debarment from the E-Rate program of one (1) year from June 30, 2006, and which terminated on or about June 30, 2007. Reasons for the shorter period were, among other factors, that Technologies had instituted a compliance program and been cooperative in the investigation and ongoing hearings with the Department of Justice. The FCC order further clarified that the parent and other subsidiaries were not debarred. The Company recorded no revenues since January 21, 2005 relating to Inter-Tel Technologies’ participation in the E-Rate program. The existence and disclosure of the Civil Settlement, Plea Agreement and FCC Notice may have already caused competitive harm to Inter-Tel, and these matters may further harm Inter-Tel’s business.

During the second quarter of 2005, we identified variances in our sales processes as they relate to certain terms included in the U.S. General Services Administration (GSA) pricing and trade agreement requirements applicable to our business. As a result of this identification, Inter-Tel made voluntary self-disclosure of the matter to the Inspector General of the GSA. We took appropriate corrective measures with respect to these potential variances at the time and continue to review our compliance. In the second quarter of 2005, we accrued $1.8 million in estimated pre-tax adjustments, including reductions in net sales and increases to costs, fines and penalties that may be incurred to correct this issue, of which we have paid $1.2 million through June 30, 2007. Our estimate at June 30, 2007 remains the same as the total identified as of the end of the second quarter of 2005. Our current contract with the GSA expires in September 2007, and we have requested and expect to receive a new contract prior to expiration. However, there can be no assurance that the GSA will issue such contract.

Our NetSolutions subsidiary pays various federal, state and local taxes and regulatory fees in numerous jurisdictions throughout the United States. There is often uncertainty and complexity regarding the tax and regulatory treatment of NetSolutions’ services and, consequently, uncertainty about what fees and taxes are due from NetSolutions or its customers and what amounts may ultimately be payable to the various jurisdictions. The Company accrues estimates for these potential regulatory fees and taxes in the normal course of business. In the first quarter of 2007, NetSolutions changed billing platforms and determined that additional potential regulatory fees and taxes were probable of being paid in excess of prior accruals. As a result, the Company increased its accrued liabilities for such regulatory fees and taxes by $1.8 million as of June 30, 2007.

We have been involved in legal disputes, which have resulted in a jury verdict, legal settlement and associated legal costs, which may cause further competitive and financial harm to our business.

In March 2006, certain prior Executone dealers filed a complaint in Columbus, Ohio similar to the complaint in the Florida trial resolved in 2006. While Inter-Tel is in the process of conducting discovery and evaluating the complaint, Inter-Tel believes that the claims are without merit and Inter-Tel intends to vigorously defend against the complaint.

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

On April 30, 2007, two shareholder class action lawsuits were filed in the Superior Court of the State of Arizona, County of Maricopa, against Inter-Tel and the Board of Directors: Joel Gerber v. Inter-Tel Incorporated, et al., Case No. CV2007-007444 (the “Gerber Action”), and Farr v. Inter-Tel, Inc., et al., Case No. CV2007-007655 (the “Farr Action”) and another was filed on May 22, 2007, Suan Investments, Inc. v. Stout, et al., Case No. CV2007-009603 (the “Suan Action”) (collectively “the Arizona Shareholder Actions.”) The actions combined allege that the Board of Directors breached their fiduciary duties of loyalty and due care in connection with the proposed merger with Mitel Networks Corporation by purportedly standing on both sides of the transaction, engaging in self-dealing, obtaining unspecified personal benefits, approving the merger without regard to the fairness of the transaction to Inter-Tel stockholders, failing to exercise independent business judgment, and imprudently accepting and relying upon advice as to the fairness of the consideration for the proposed merger with Mitel from a financial advisor with allegedly conflicted interests. The actions further allege that the proposed merger is a product of a flawed process that was not designed to ensure the sale of Inter-Tel for the highest value. The Gerber action requests an injunction prohibiting Inter-Tel from consummating the proposed merger, as well as attorneys’ fees and costs. The Farr action seeks an injunction prohibiting Inter-Tel from consummating the proposed merger with Mitel and, to the extent consummated, rescission of the proposed merger with Mitel and any of the terms of the Mitel merger agreement, as well as the imposition of a constructive trust for improper benefits allegedly received by defendants. The complaint also requests attorneys’ fees and costs. The Suan action seeks an injunction prohibiting Inter-Tel from consummating the merger, rights of rescission against the merger agreement entered into with Mitel, an accounting for plaintiff’s alleged damages, and attorneys’ fees and costs. On June 15, 2007, the Court granted the Company’s motion to stay the Arizona Shareholder Actions pending resolution of the Delaware Stockholder Action (described below), and ruled that the plaintiffs’ motions to expedite the proceedings were, accordingly, moot. The plaintiffs then sought to intervene in the Delaware Stockholder Action and on June 22, 2007, the Delaware Court of Chancery granted the plaintiffs’ motion to intervene. Inter-Tel believes that the claims are without merit and Inter-Tel intends to vigorously defend against all claims brought in the Arizona Shareholder Actions.

Inter-Tel and certain members of the Board of Directors are defendants in a stockholder class action suit filed on June 15, 2006, entitled Mercier v. Inter-Tel (Delaware), Inc., et al., No. 2226-VCS, in the Court of Chancery of the State of Delaware (“Delaware Stockholder Action”). On March 27, 2007, the plaintiff filed a Second Amended Complaint (“SAC”) and on May 25, 2007, the plaintiff filed supplement to the SAC alleging that the defendants breached their fiduciary duties because they failed to properly pursue a higher bid for sale of Inter-Tel. The proposed supplement to the SAC sought an injunction prohibiting Inter-Tel from consummating the proposed merger with Mitel and sought an order requiring the defendants to conduct an auction of Inter-Tel open to Steven G. Mihaylo, Vector Capital Corporation, and all other potentially interested bidders. It further sought an injunction against enforcement of Inter-Tel’s business combination charter amendment approved by stockholders on May 31, 2006 (“the BCCA”) or, alternatively, a declaration that Mitel is an interested stockholder under the BCCA and that the proposed merger with Mitel cannot be consummated because the required vote cannot be obtained. Finally, it sought a declaration that representations and covenants in the merger agreement with Mitel are invalid, and damages in an unspecified amount. On May 24, 2007, the plaintiff filed motions seeking a preliminary injunction and summary judgment on the claims in the SAC. On June 4, 2007, the Court denied the plaintiff’s Motion For Expedited Proceedings, which sought to set a briefing schedule for a preliminary injunction and allow discovery on an expedited basis regarding alleged failure of Inter-Tel’s Board of Directors to maximize stockholder value, among other claims. On July 12, 2007, the plaintiffs (now including the Arizona Shareholder Action plaintiffs) filed a Second Supplement to the Second Amended Complaint alleging, in addition to their prior claims, that it was improper for the stockholder meeting scheduled for June 29, 2007, to be rescheduled for August 2, 2007. On July 19, 2007, the plaintiffs filed a motion for preliminary injunction, and the parties have conducted expedited discovery. The motion seeks to enjoin the consummation of the merger on the grounds that Inter-Tel improperly rescheduled the stockholder vote. The motion is set to be heard on August 8, 2007. Inter-Tel believes that all of the plaintiffs claims in the Delaware Stockholder Action are without merit, and intends to vigorously defend against them.

Inter-Tel is also subject to litigation in the ordinary course of business. We cannot assure you that any adverse outcome in connection with the litigation described above or ordinary course litigation would not materially impair our business, results of operations, liquidity or financial condition. In addition, litigation in connection with the Mitel merger could prevent the consummation of the proposed merger. For risks related to the failure to consummate the Mitel merger, please refer to “Mitel Merger Announcement. The announcement of, and/or the failure to complete, the proposed merger with Mitel could negatively affect the market price of Inter-Tel securities, as well as adversely affect its business” above.

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

We depend on the continued service of, and our ability to attract and retain, qualified technical, marketing, sales and managerial personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we have historically had difficulty in hiring employees in the timeframe we desire, particularly skilled engineers or sales personnel. The loss of any of our key personnel or our failure to effectively recruit additional key personnel could make it difficult for us to manage our business, complete timely product introductions or meet other critical business objectives. Acquiring or maintaining the continued service of key personnel may be particularly difficult due to the uncertainty created by Mr. Mihaylo’s proxy initiatives. Moreover, our operating results could be impaired if we lose a substantial number of key employees in response to the Mitel merger announcement or the proxy contest and related costs. We cannot assure you we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

The market price for our common stock has been highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	reactions of investors, competitors, customers or suppliers to the Mitel merger announcement;

•	reactions of investors, competitors, customers or suppliers to the 2007 proxy contest initiated by Mr. Mihaylo, including the non-binding proposals submitted by Mr. Mihaylo;

•	announcements of developments relating to our business;

•	investors’ reactions to actions of large stockholders;

•	fluctuations in our operating results;

•	the impact of our dividend announcements, repurchase program or stock transactions by officers and directors;

•	shortfalls in revenue or earnings relative to securities analysts’ expectations or alternatively, results that exceed such expectations;

•	announcements of technological innovations or new products or enhancements by us or our competitors, including product delays;

•	announcements of acquisitions or planned acquisitions of other companies or businesses;

•	investors’ reactions to acquisition or disposition announcements or any forecasts of our future results;

•	general economic conditions in the telecommunications industry;

•	the market for Internet-related voice and data products and services;

•	changes in the national or worldwide economy;

•	changes in legislation or regulation affecting the telecommunications industry;

•	developments relating to our intellectual property rights and the intellectual property rights of third parties;

•	litigation or governmental investigations of our business practices;

•	the impact of expected fines and penalties associated with the GSA variances and noncompliance which could affect both our government business and our commercial business;

•	the impact on our business of settlements, continuing litigations, proceedings and other contingencies, which could affect our business;

•	changes in our relationships with our customers and suppliers, including shipping and manufacturing problems associated with subcontracted vendors;

•	national and regional weather patterns; and

•	threats of or outbreaks of war, hostilities, terrorist acts or other civil disturbances.

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

Technology companies like ours have a history of using broad-based employee stock option and equity award programs to hire, provide incentives for and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires all share-based payments to employees, including grants of employee stock options, performance shares, and employee stock purchase plan shares, to be recognized in the financial statements over the period during which employees are required to provide services based on their grant-date fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. We adopted SFAS No. 123R using the modified prospective application method as defined by SFAS No. 123R and accordingly began recognizing compensation expense for all unvested and partially vested stock options, employee stock purchase plan shares in the first quarter of 2006. SFAS 123R has had a material impact on our consolidated results of operations and earnings per share. This new statement could impact our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Moreover, the adoption of IP voice networks and importance of development of products using industry standards such as SIP, generally require the acceptance of a new way of exchanging information. In particular, enterprises that have already invested substantial resources in other means of communicating information may be reluctant or slow to adopt a new approach to communications. If the market for SIP network voice communications fails to develop or develops more slowly than we anticipate, our SIP network telephony products such as the Inter-Tel 7000 could fail to achieve market acceptance, which in turn could significantly harm our business, financial condition and operating results. This growth may be inhibited by a number of factors, such as quality of infrastructure; security concerns; equipment, software or other technology failures; regulatory encroachments; inconsistent quality of service; poor voice quality over IP networks as compared to circuit-switched networks; and lack of availability of cost-effective, high-speed network capacity. Moreover, as IP-based data communications and telephony usage grow, the infrastructure used to support these IP networks, whether public or private, may not be able to support the demands placed on them and their performance or reliability may decline. The technology that allows voice and facsimile communications over the Internet and other data networks, and the delivery of other value-added services, is at the beginning of its development cycle.

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

There has been a trend in the telecommunications industry toward consolidation and we expect this trend to continue as the industry evolves. As a result of this consolidation trend, new stronger companies may emerge that have improved financial resources, enhanced research and development capabilities and a larger and more diverse customer base. Refer to the risk factor entitled “Mitel Merger Announcement. The announcement of, and/or the failure to complete, the proposed merger with Mitel could negatively affect the market price of Inter-Tel securities, as well as adversely affect its business” for additional information about a pending prospective merger transaction. The changes within the telecommunications industry may adversely affect our business, operating results and financial condition.

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

Board Authorization to Repurchase up to $75 Million of Inter-Tel Stock. On February 15, 2005, Inter-Tel announced that its Board of Directors approved a stock repurchase program, with no stated expiration date, in which Inter-Tel may purchase up to $75 million of its Common Stock in the open market from time to time, depending upon general market conditions, the Company’s share price, the level of employee stock option exercises, the level of employee stock purchase plan purchases, the availability of funds and other factors. The Company repurchased 716,500 shares of its Common Stock pursuant to the Plan during the year ended December 31, 2005, but the Company did not repurchase shares of its Common Stock during the year ended December 31, 2006 or during the first two fiscal quarters of 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
4/1/05 to 4/30/05	None	N/A	None
5/1/05 to 5/31/05	716,500	$19.228	716,500
6/1/05 to 6/30/07	None	N/A	None
Total	716,500	$19.228	716,500	$61,223,240	(1)

(1)	On February 15, 2005, the Board of Directors approved and the Company announced a plan to repurchase up to $75 million of the common stock of the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES — Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — Not Applicable

ITEM 5.	OTHER INFORMATION — Not Applicable

ITEM 6.	EXHIBITS:

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-TEL, INCORPORATED

August 8, 2007	/s/ Norman Stout
Norman Stout
Director and Chief Executive Officer

August 8, 2007	/s/ Kurt R. Kneip
Kurt R. Kneip
Sr. Vice President and Chief Financial Officer